Form 10-K
period 2014-12-31
Heritage Global Inc.
filed 2015-03-31
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [   ]      No [X]

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.38 per share on June 30, 2014, as reported by the OTCQB, was approximately $8.164 million.

As of March 12, 2015, there were 28,167,408 shares of Common Stock, $0.01 par value, outstanding.

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

     On June 2, 2014, effective as of May 31, 2014, the Company acquired all of the outstanding equity of National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company. The purchase price consisted of $2,000 cash and up to $5,000 of contingent consideration based on NLEX earnings during the four years following the acquisition. At December 31, 2014 the present value of the contingent consideration has been estimated as $4,198. The transaction is also discussed in Note 3 of the audited consolidated financial statements.

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

     The organization chart on the following page outlines the basic corporate structure of the Company as of December 31, 2014.

(1)	Registrant.
(2)	Full service, global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.
(4)	Investment banking firm specializing in financially distressed companies and properties.
(5)	Broker of charged-off receivables.
(6)	Owns and licenses telecommunications patents.

Asset liquidation

     The Company’s asset liquidation business is its sole operating segment, and the Company’s objective is to build a sustainable, long-term global capital asset solutions business that is the leading resource for clients requiring capital asset solutions.

     The asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In the second quarter of 2011, HG LLC acquired 100% of the business of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), thereby expanding the Company’s operations. Equity Partners is a boutique investment banking firm and provider of financial solutions for distressed businesses and properties.

     In February 2012 the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners, Inc. (“HGP”), a global full-service auction, appraisal and asset advisory firm, and in the fourth quarter of 2012, the Company launched Heritage Global Partners Europe (“HGP Europe”). Through its wholly-owned subsidiary Heritage Global Partners UK Limited, the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain. The European operations began earning revenue in the third quarter of 2013.

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

     At December 31, 2014, HGI is therefore positioned to provide an array of value-added capital asset solutions: auction and appraisal services, traditional asset disposition sales, and financial solutions for distressed businesses and properties. Management believes that HGI’s expanded global platform will allow the Company to achieve its long term industry leadership goals.

Intellectual property licensing

     The Company holds several patents, including two that relate to Voice over Internet Protocol (“VoIP”). U.S. Patent No. 6,438,124 was developed by the Company, and encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. U.S. Patent No. 6,243,373 (the “VoIP Patent”) was purchased from a third party (the “Vendor”). These patents, together with related international patents and patent applications, form the Company’s international VoIP Patent Portfolio (the “Portfolio”) that covers the basic process and technology that enable VoIP communication as used in the market today. As part of the consideration for the acquisition of the VoIP Patent, the Vendor is entitled to receive 35% of the net earnings from the Portfolio. To date the Company has recognized aggregate revenue of $17,825 from settlement and licensing agreements and paid $2,630 to the vendor. At this time, although the Company expects to continue to incur costs relating to maintaining ownership of these patents, it is not expected that either these costs or related revenue will be material.

Other

     In July 2013, the Company recorded intellectual property licensing revenue of $624 upon the sale of a licensing agreement to the Company’s former Co-CEOs. This transaction is discussed in more detail in Note 12 of the audited consolidated financial statements.

Employees

     As of December 31, 2014, in addition to its President, HGI had forty-four employees. Twenty-six are employed by HGP, thirteen by NLEX, and five by Equity Partners. In addition, five employees of Counsel provide management and administrative services to HGI under the terms of a management services agreement (the “Agreement”) that is described in Item 13 of this Report and Note 12 of the audited consolidated financial statements.

Industry and Competition

     Asset liquidation
     The asset liquidation business is involved primarily in the auction, appraisal and asset advisory services provided by HGP, and, beginning in the second quarter of 2014, the accounts receivable brokerage services provided by NLEX. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, HGI competes with other liquidators, auction companies, dealers and brokers. It also competes with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

     HGI’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give the Company access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to the Company’s objective to be the leading resource for clients requiring capital asset solutions.

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

Available Information
     HGI is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires that HGI file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains periodic reports, proxy and information statements, and other information regarding issuers, including HGI, which file electronically with the SEC. In addition, HGI’s Exchange Act filings may be viewed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company makes available free of charge through its web site, http://www.heritageglobalinc.com (follow Investor Relations tab to link to “SEC Filings”) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. The information on the Company’s corporate website is not a part of this Annual Report on Form 10-K.

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
     Since the establishment of our asset liquidation business in 2009, we have experienced significant growth. This has occurred through the acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, as well as through the expansion of our operations to Europe during the second half of 2012. This growth requires increased investment in personnel, systems and facilities. In the absence of continued revenue growth, the Company’s operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing shareholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

A portion of our asset liquidation business is conducted through Joint Ventures.
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

We are subject to foreign currency exchange rate risk.
     During the last half of 2012, we expanded our operations to the United Kingdom (“UK”), and Europe. Our UK and European operations are conducted in pounds sterling (£) and European euros (€), respectively, rather than in $US. Although we expect the European operations to ultimately generate sufficient revenue to cover all local operating expenses, to date we have been required to use funds generated by our US operations to meet a portion of European obligations as they come due. We thereby incur exchange rate risk. Although this risk has not had a material impact on our business and operations, failure to anticipate and continue to manage this risk could have a material adverse effect.

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

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”).
     We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our 2012 expansion into Europe has increased the risk of non-compliance with the FCPA. Failure to comply with the FCPA could subject the Company to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon key personnel.
     Our operations are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly the President of HGI, both Managing Partners of HGP, the President of NLEX, and the Senior Managing Director of Equity Partners. The loss of any of these officers could damage key relationships, and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees, and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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
     The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2014, we do not have any preferred stock outstanding that has any preferential dividends.

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

Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties.
     The Company, in connection with its asset liquidation business, leases or rents office space in several locations in the US. The principal locations are Foster City, CA and San Diego, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. The Company also maintains offices in Scottsdale, AZ, Farmington Hills, MI and Easton, MD. The Foster City and Edwardsville offices are leased from related parties, as discussed in Note 12 of the audited consolidated financial statements.

     The Company, in connection with its intellectual property licensing business, also rents approximately 200 square feet of office space in Marshall, TX on a month to month basis for a nominal amount.

     Since 2005, the majority of the accounting and reporting functions have been carried out from the corporate office of the Company’s former majority stockholder, Counsel, located in Toronto, Ontario, Canada. The Company is not required to pay rent or other occupancy costs to Counsel. These services are provided pursuant to a management services agreement (the “Agreement”). See Note 12 of the audited consolidated financial statements for further discussion of the Agreement.

Item 3. Legal Proceedings.

Intellectual Property Enforcement Litigation
     On August 27, 2009 the Company’s wholly-owned subsidiary, C2 Communications Technologies Inc., filed a patent infringement lawsuit against PAETEC Corporation, Matrix Telecom, Inc., Windstream Corporation, and Telephone and Data Systems, Inc. The complaint was filed in the United States District Court for the Eastern District of Oklahoma and alleged that the defendants’ services and systems utilizing VoIP infringe the Company’s U.S. Patent No. 6,243,373. The complaint sought an injunction, monetary damages and costs. In the fourth quarter of 2009, the complaint against Matrix Telecom, Windstream Corporation and Telephone and Data Systems, Inc. was dismissed without prejudice. Also in the fourth quarter of 2009, the case was transferred to the Eastern District of Texas. A trial date was set for March 13, 2013, but in the first quarter of 2013 the Company entered into a settlement and license agreement with the remaining defendant and received $200.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Shares of our common stock, $0.01 par value per share, are quoted in the OTC market (“OTCQB”) under the symbol “HGBL”, and on the Canadian Securities Exchange (“CSE”) under the symbol “HGP”.

     The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2013 through December 31, 2014, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions:

Quarter Ended	High	Low
March 31, 2013	$1.10	$0.51
June 30, 2013	1.05	0.51
September 30, 2013	0.80	0.52
December 31, 2013	0.75	0.01

March 31, 2014	$0.74	$0.31
June 30, 2014	0.80	0.27
September 30, 2014	0.50	0.26
December 31, 2014	0.44	0.15

     On March 12, 2015, the closing price for a share of the Company’s common stock was $0.44.

Holders

     As of March 12, 2015, the Company had approximately 419 holders of common stock of record.

Dividends

     To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2014, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth, as of December 31, 2014, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

			Number of
			securities
			remaining available
			for future issuance
			under equity
	Number of Securities		compensation plans
	to be issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities reflected
Plan Category (1)	outstanding options	outstanding options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2003 Stock Option and Appreciation Rights Plan	1,210,000	$1.62	—

Equity compensation plans not approved by security holders:

2010 Non-Qualified Stock Option Plan	100,000	0.70	1,150,000

Equity Partners Plan	230,000	1.83	—

Options issued upon acquisition of HGP	625,000	2.00	—

Total	2,165,000	$1.71	1,150,000

(1) For a description of the material terms of these plans, see Note 15 in the Company’s audited consolidated financial statements included in Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

     None.

Issuer Purchases of Equity Securities.

     None.

Item 6. Selected Financial Data.
     As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of USD, unless otherwise indicated, except share and per share amounts)

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

Liquidity and Capital Resources

     Liquidity

     At December 31, 2014 the Company had a working capital deficit of $3,883, as compared to a working capital deficit of $3,174 at December 31, 2013, an increase of $709. The Company’s current assets increased slightly to $7,575 compared to $7,324 at December 31, 2013. Within current assets, the most significant changes were an increase of $1,373 in accounts receivable, offset by a decrease of $1,366 in deferred income taxes. Within current liabilities, an increase of $621 in accounts payable and accrued liabilities was largely offset by a decrease of $464 in the Company’s current debt. The most significant change in current liabilities was the inclusion, at December 31, 2014, of $803 of the contingent consideration relating to the Company’s 2014 acquisition of NLEX. This acquisition is discussed in more detail in Note 3 of the audited consolidated financial statements.

     The Company’s current debt payable consists of borrowings under HG LLC’s revolving credit facility (the “Credit Facility”), and a related party loan, (the “Counsel Loan”). The Credit Facility is subject to significant fluctuation depending on the number and magnitude of asset liquidation transactions in process at any given date. At December 31, 2014 it had an outstanding balance of $539, as compared to $1,438 at December 31, 2013. The Counsel Loan is with the Company’s former majority shareholder, Counsel, and has also fluctuated over time. At December 31, 2014 it had an outstanding balance of $2,985 as compared to $2,550 at December 31, 2013.

     The Company has an additional loan payable to an unrelated third party, which had a balance of $2,580 at December 31, 2014 and matures on January 15, 2016.

     The Credit Facility was the Company’s primary source of asset liquidation financing, and was used to finance purchases of assets for resale. The facility was repaid in full in March 2015.

     During 2014, the Company’s primary sources of cash were the operations of its asset liquidation business and borrowings under the associated Credit Facility. The Company also received $444 of cash distributions from its equity method investments. Cash disbursements, other than those related to debt repayment of $4,371 ($1,866 to third parties and $2,505 to a related party), were primarily related to operating expenses and the acquisition of NLEX for net cash of $1,361.

     It should be noted that the Company has historically classified both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. At December 31, 2014 and 2013, these assets totaled $7,486 and $7,458, respectively.

     In December 2014, the Company sold its investment in Polaroid to an unrelated third party, and recognized a gain of $551. Cash proceeds of $1,992 were received in January 2015 and therefore at December 31, 2014 were reported in accounts receivable in the audited consolidated financial statements. At December 31, 2014, the Company’s sole remaining portfolio investment was in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”). At December 31, 2014, the investment had a value of $156. Of this amount, $136 represented an expected distribution, and the Company received $140 in March 2015.

     The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future. During 2014 the Company had a net positive cash flow of $420, and expects this trend to continue during 2015.

     Ownership Structure and Capital Resources

  At December 31, 2014 the Company had stockholders’ equity of $13,477, as compared to $39,497 at December 31, 2013.

  At December 31, 2012, and until July 25, 2013, the Company was 71.3% owned, and therefore controlled, by Counsel. The Company’s Co-CEOs each owned 7.0%, the former owners of HGP and a single investor each owned 3.5%, and the remaining public stockholders owned 7.7%. Upon the departure of the Co-CEOs in the third quarter of 2013, and the associated return and cancellation of 800,000 shares on July 26, 2013, as discussed in Note 12 of the audited consolidated financial statements, Counsel’s ownership increased to 73.3%. That of the former Co-CEOs decreased to 5.8% each, that of the former owners of HGP and the single investor increased to 3.6% each, and that of the remaining public stockholders increased to 7.9%.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel has continued to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 12 in the audited consolidated financial statements.

Cash Position and Cash Flows

     Cash and cash equivalents at December 31, 2014 were $3,633 compared to $3,213 at December 31, 2013.

     Cash provided by or used in operating activities. Cash used in operating activities during 2014 was $357, as compared to $2,261 cash provided during 2013, a decrease of $2,618. In both 2014 and 2013, the operations of the Company’s asset liquidation business were the primary source of cash receipts and disbursements. In 2014 the Company had a pre-tax loss of $1,792, as compared to a pre-tax loss of $3,367 in 2013, a decrease of $1,575. The operations of NLEX, which was acquired during the second quarter of 2014, resulted in the inclusion of $526 of pre-tax income in 2014. Net losses for 2014 and 2013 were $26,514 and $6,396, respectively. The large increase in 2014 was primarily due to the adjustment of the $24,667 total deferred tax assets outstanding at December 31, 2013 to $0. In 2013, the Company recorded net income tax expense of $3,029, of which $4,740 was a valuation allowance against its deferred tax assets.

     With respect to operations, the Company’s operating loss decreased to $1,900 in 2014 as compared to $2,937 in 2013. Gross profit from asset liquidation operations, including earnings from asset liquidation investments and NLEX operations, increased by $3,136. There was no intellectual property licensing revenue in 2014 compared to $824 in 2013, and related expenses decreased by $148, for a net decrease of $676. Operating expenses, excluding depreciation and amortization, increased by $1,329, largely due to the inclusion of $1,396 of NLEX operating expenses. Depreciation and amortization increased by $94, of which $91 represents amortization of intangible assets that are associated with the NLEX acquisition and are discussed in more detail in Note 3 of the audited consolidated financial statements.

     Interest expense in 2014 totaled $704, as compared to $556 in 2013, an increase of $148. This was primarily due to the $210 accretion of the present value of the contingent consideration associated with the NLEX acquisition, as recorded for the seven month period ending December 31, 2014. The contingent consideration is discussed in more detail in Note 3 of the audited consolidated financial statements.

     The significant changes in operating assets and liabilities during 2014 as compared to 2013, aside from those relating to tax, are primarily due to the nature of the Company’s operations. The Company earns revenue from discreet asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

     Cash provided by or used in investing activities. Cash used in investing activities during 2014 was $1,055, as compared to $773 cash provided during 2013. The most significant item in 2014 was the net $1,361 cash paid to acquire NLEX; there were no similar transactions during 2013. The other significant difference between the two periods was the receipt of $444 in cash distributions during 2014, primarily from the Company’s investment in Polaroid, compared to the receipt of $839 in cash distributions during 2013, also primarily from Polaroid. In 2014, purchases of property, plant and equipment were $127, compared to $10 in 2013.

     Cash provided by or used in financing activities. Cash provided by financing activities during 2014 was $1,832, as compared to $4,135 cash used during 2013. In 2014 the Company received net cash of $1,587 from third party lenders, as compared to repaying $9,456 net cash in 2013. With respect to related party debt, in 2014 the Company received net cash of $245 from Counsel, as compared to receiving net cash of $5,311 in 2013. In 2013 the Company received $10 with respect to the exercise of 30,000 options; there were no exercises in 2014.

Management’s Discussion of Results of Operations

     The following table sets out the Company’s condensed consolidated quarterly results of operations for the eight quarters ended December 31, 2014, as well as for the years ended December 31, 2013 and 2014.

									Year ended
	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14	Dec 31/13	Dec 31/14
Revenue
Asset liquidation:
Commissions and other	946	1,780	1,064	2,232	1,010	2,312	1,365	3,239	6,022	7,926
Asset sales	446	152	1,201	247	975	499	4,738	48	2,046	6,260
Total asset liquidation revenue	1,392	1,932	2,265	2,479	1,985	2,811	6,103	3,287	8,068	14,186
Intellectual property licensing	200	-	624	-	-	-	-	-	824	-
Total revenue	1,592	1,932	2,889	2,479	1,985	2,811	6,103	3,287	8,892	14,186

Operating costs and expenses:
Asset liquidation	430	341	905	1,030	465	569	3,385	212	2,706	4,631
Patent licensing and maintenance	150	6	10	25	11	5	16	11	191	43
Selling, general and administrative	2,598	2,580	2,078	2,404	2,138	2,604	2,682	3,565	9,660	10,989
Depreciation and amortization	121	119	118	114	118	120	119	209	472	566
Interest expense	95	174	130	157	138	139	122	305	556	704
Total operating costs and expenses	3,394	3,220	3,241	3,730	2,870	3,437	6,324	4,302	13,585	16,933

	(1,802)	(1,288)	(352)	(1,251)	(885)	(626)	(221)	(1,015)	(4,693)	(2,747)

Earnings (loss) of asset liquidation investments	802	7	456	(65)	(30)	18	(41)	196	1,200	143
Earnings of other equity method investments	-	38	23	65	11	24	129	97	126	261
Other income	-	-	-	-	-	-	-	551	-	551

Income (loss) before tax	(1,000)	(1,243)	127	(1,251)	(904)	(584)	(133)	(171)	(3,367)	(1,792)
									-
Income tax expense (recovery)	(353)	(500)	387	3,495	24,667	-	55	-	3,029	24,722

Net loss	(647)	(743)	(260)	(4,746)	(25,571)	(584)	(188)	(171)	(6,396)	(26,514)

     The Company’s asset liquidation revenue has several components: 1) traditional asset disposition services, such as commissions from on-site and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, 2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt, and 3) fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from asset liquidation investments. As a result of the acquisition of HGP in the first quarter of 2012 and the acquisition of NLEX in the second quarter of 2014, the Company’s revenues are increasingly earned from services rather than from acquisition and disposition of assets, or from asset liquidation investments.

     In the near-term, the Company’s earnings have been impacted by the incremental costs associated with the acquisition and integration of HGP, the expansion of its operations into Europe, and the acquisition of NLEX, as discussed above under Overview, History and Recent Developments.

     2014 Compared to 2013

     Asset liquidation revenues were $14,186 in 2014 compared to $8,068 in 2013, asset liquidation expense was $4,631 in 2014 compared to $2,706 in 2013, and earnings of equity accounted asset liquidation investments were $143 in 2014 compared to $1,200 in 2013. The net earnings of these three items were therefore $9,698 in 2014 compared to $6,562 in 2013, an increase of $3,136 or 47.8%. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-byline basis. The increased net earnings in 2014 reflect the vagaries of the timing of asset liquidation transactions. They also reflect the acquisition of NLEX, which was responsible for $1,925 of net asset liquidation earnings.

     Intellectual property licensing revenue was $0 in 2014, compared to $824 in 2013. The 2013 revenue consisted of $200 revenue from a settlement and licensing agreement entered into with the defendant in a patent infringement lawsuit, and $624 revenue from the sale of an intellectual property licensing agreement to the Company’s former Co-CEOs.

     Patent licensing and maintenance expense was $43 in 2014 compared to $191 in 2013. The additional costs in 2013 were associated with the revenue earned during the same period.

     Selling, general and administrative expense, including expenses paid to related parties, was $10,989 in 2014 as compared to $9,660 in 2013, an increase of $1,329 or 13.8%. Expenses increased overall primarily due to the inclusion of NLEX expenses of $1,396 for the seven month period June to December 2014. This increase was partially offset by reduced expenses of HG LLC operations in 2014, following the departure of the former Co-CEOs and other HG LLC employees effective June 30, 2013.

     Significant components of selling, general and administrative expense were as shown below:

	Year ended
	December 31,
	2014	2013	% change
Compensation:
HGP salaries and benefits	$3,935	$3,546	11.0
HG LLC salaries and benefits	1,064	1,792	(40.6)
HG LLC bonuses	638	194	228.9
NLEX salaries and benefits	1,031	—	N/A
NLEX bonuses	26	—	N/A
President’s salary	138	138	—
Stock-based compensation	484	532	(9.0)

Legal	268	307	(12.7)
Consulting	507	650	(22.0)
Counsel management fees	360	360	—
Accounting and tax consulting	323	223	44.8
Insurance, including Directors and Officers liability	162	127	27.6
Occupancy	370	375	(1.3)
Travel and entertainment	717	558	28.5
Advertising and promotion	360	256	40.6

     Depreciation and amortization expense was $566 during 2014, compared to $472 in 2013, an increase of $94 or 19.9%. In both years, $453 is amortization of the intangible assets recognized in connection with the acquisition of HGP. In 2014, an additional $91 is amortization of the intangible assets recognized in connection with the acquisition of NLEX for the seven month period June to December. The remaining expense in both years is depreciation of property, plant and equipment.

     Other income (expense) and earnings of other equity accounted investments – the significant items included:

•	In 2014, the Company recorded $551 as its gain on the sale of its investment in Polaroid. There were no similar transactions in 2013.

•

In 2014, the Company recorded $261 as its share of income from its equity accounted investments, as compared to income of $126 in 2013. In 2014, the amount consisted of $122 income from Polaroid, and $139 income from Knight’s Bridge GP; in 2013, these amounts were $94 and $32, respectively.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
     We prepared our audited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

     We use the non-GAAP financial measure “EBITDA” in assessing the Company’s results. We define EBITDA as net income less interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses EBITDA to make operating and strategic decisions and evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the quarterly and annual financial information, below, which reconciles EBITDA to our GAAP reported net loss for the periods presented.

									Year ended
	Q1/13	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14	Dec 31/13	Dec 31/14

EBITDA	(784)	(950)	375	(980)	(648)	(325)	108	343	(2,339)	(522)

Deduct:
Depreciation and amortization	121	119	118	114	118	120	119	209	472	566
Interest expense	95	174	130	157	138	139	122	305	556	704
Income tax expense (recovery)	(353)	(500)	387	3,495	24,667	-	55	-	3,029	24,722

Net loss	(647)	(743)	(260)	(4,746)	(25,571)	(584)	(188)	(171)	(6,396)	(26,514)

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

     In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. It also expands the scope of ASC 205-20 to disposals of equity method investments and acquired businesses held for sale. With respect to disclosures, ASU 2014-08 both 1) expands disclosure requirements for transactions that meet the definition of a discontinued operation, and 2) requires entities to disclose information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. ASU 2014-08 also requires specific presentation of various items on the face of the financial statements. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. At the date of these consolidated financial statements the Company does not have either discontinued operations or any planned disposals that would require the expanded reporting required by ASU 2014-08, and therefore does not anticipate that its adoption will impact its consolidated financial statements.

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

     In November 2014, the FASB issued Accounting Standards update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 requires an entity to apply the “whole instrument” approach to determine whether the host contract in a hybrid instrument in the form of a share is more like debt or equity, as part of a larger analysis to determine if an embedded derivative should be bifurcated. If so, the embedded derivative, such as a conversion feature in convertible preferred stock, should be accounted for as a liability and carried at fair value through earnings each period. ASU 2014-16 applies to issuers of and investors in hybrid financial instruments issued in the form of shares such as redeemable convertible preferred stock, and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company has not yet adopted ASU 2014-16, but based on a preliminary analysis of its outstanding convertible preferred shares, it does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

Critical Accounting Policies

     Use of estimates
     Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which are described in Note 2 of the audited consolidated financial statements, included in Item 15 of this Report. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

     Significant estimates required in the preparation of the audited consolidated financial statements include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, investments, goodwill, intangible assets, deferred income tax assets, liabilities, contingent consideration, and stock-based compensation. These estimates are considered significant either because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Asset liquidation revenue
     Asset liquidation transactions are classified into two broad categories: 1) the sale of distressed or surplus assets, and 2) commission or fee-based services. Revenue is recognized when persuasive evidence of an arrangement exists, the amount of the proceeds is fixed, delivery terms are arranged and collectability is reasonably assured. With respect to asset sales, revenue is recognized at the time the assets are sold. As proceeds are generally due when the buyer takes delivery, there are minimal issues associated with determining collectability. With respect to commission or fee-based services, revenue is recognized as the services are provided. Although the collectability of these revenues has more uncertainty than those related to asset sales, in practice the Company’s bad debt expense has been immaterial, totalling $303 since operations began in 2009. Of that amount, $67 was recognized in 2014 and $28 in 2013.

     The Company also earns asset liquidation income through asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”). For these transactions, the Company does not record asset liquidation revenue or expense. Instead, the Company’s proportionate share of the net income (loss) is reported as Earnings (Loss) of Asset Liquidation Investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

     Accounts receivable
     The Company’s accounts receivable primarily relate to the operations of its asset liquidation business. They consist of three major categories: fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. As noted above, the Company has not experienced significant issues with respect to the collectability of its receivables.

     Inventory
     The Company’s inventory consists of assets acquired for resale. Machinery and equipment inventory is classified as current, and historically is sold within a one-year operating cycle. Real estate inventory is classified as non-current due to uncertainties relating to the timing of resale. Although the Company’s experience is that smaller properties are generally sold within a one-year operating cycle, one property with a carrying value of approximately $6,500 has been held in inventory since being acquired in the fourth quarter of 2012. All inventory is recorded at the lower of cost and net realizable value. There is a risk that assets acquired for resale may be subsequently sold for less than their cost, or may remain unsold. However, since the commencement of operations in the second quarter of 2009, the assets’ selling prices have in general been in excess of their cost. The Company has recorded inventory write downs totaling $8 in 2014 and $59 in 2013.

     Asset Liquidation Investments
     As noted above, the Company conducts a portion of its asset liquidation business through Joint Ventures. These are accounted for using the equity method of accounting whereby the Company’s proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as Earnings (Loss) of Asset Liquidation Investments. At the balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. The Company monitors the value of each Joint Ventures’ underlying assets and liabilities, and records a write down of its investments should the Company conclude that there has been a decline in the value of the net assets. In 2013 the Company recorded inventory write downs of $387, which were reported in Earnings (Loss) of Asset Liquidation Investments; there have been no other write downs. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that the Company undertakes independently, the net assets are similarly expected to be sold within a one-year operating cycle. In assessing its operations and cash flows for internal reporting purposes, the Company regards Asset Liquidation Investments as a current asset. However, they have historically been classified as non-current in the audited consolidated financial statements, due to uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.

     Investments
     In 2007, the Company began investing in Internet-based e-commerce businesses and acquired minority positions in several companies, which investments were subsequently sold at a profit. In 2009, the Company made its most significant investment when it acquired an approximately 5% interest in Polaroid Corporation for a total of $2,895. This investment was accounted for using the equity method. The investment was sold in the fourth quarter of 2014, and the Company recognized a gain on sale of $551. At December 31, 2014 the Company holds one equity method investment, which is a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), which was acquired for an initial purchase price of $20. This investment is not traded on an open market, and therefore significant judgment is involved in estimating its fair value, which is primarily based on the value of the investments held by its own equity method investee, the Internet Fund. With one exception, these investments are also not publicly traded, and their values are estimated using Level 3 inputs, primarily investee financial statements and projections. At December 31, 2014, Knight’s Bridge GP had a book value of $156. The Company expects to receive the majority of this amount as a cash distribution during 2015, and therefore the Company’s management has concluded that the investment’s book value is a satisfactory measure of its fair value.

     Identifiable intangible assets and goodwill
     Identifiable intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed annually to determine both whether they remain indefinite and whether they are impaired, whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 6 of the audited consolidated financial statements. Based on the Company’s assessments at December 31, 2014 and 2013, no impairment of these assets was identified.

     Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized but, in accordance with GAAP, is tested annually at December 31 for impairment. In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. In addition to being tested for impairment annually, goodwill is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. All of the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 3 and Note 6 of the audited consolidated financial statements. Based on the Company’s assessments at December 31, 2014 and 2013, no impairment of goodwill was identified.

     Future impairment of the Company’s intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond the Company’s control. The most significant items that could impact the Company’s business and result in an impairment charge are outlined above in Item 1A. Risk Factors.

     Deferred income tax assets
     The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. The Company evaluates which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards. In the first quarter of 2014, as a result of incurring losses in 2012, 2013 and 2014, the Company recorded a valuation allowance that reduced its deferred tax assets to $0. For further discussion of the Company’s income taxes, see Note 11 of the audited consolidated financial statements.

     Contingent consideration
     At December 31, 2014 the Company’s contingent consideration consists of the estimated fair value of an earnout provision that was part of the consideration for the acquisition of NLEX in the second quarter of 2014. The amount assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its present value is assessed quarterly, and any adjustments, together with the amortization of the fair value discount, are reported as Interest Expense on the Company’s consolidated statement of operations. As the ultimate amount of the contingent consideration will be based on NLEX’s earnings over the relevant earnout period, it may be subject to variability over that period, the magnitude of which cannot be known at this time. See Note 3 of the audited consolidated financial statements for more discussion of the contingent consideration.

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

     Stock-based compensation
     The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The fair value is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 15 of the audited consolidated financial statements for further discussion of the Company’s stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data.

     See Consolidated Financial Statements beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2014, on September 23, 2014 the Company’s Audit Committee completed its review of the Company’s independent registered public accounting firm and recommended a change. The Company’s management accepted the recommendation, and its then-current independent registered public accounting firm, Deloitte LLP (“Deloitte”) was notified of the decision on September 23, 2014, effective immediately. Effective September 27, 2014 the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP as its independent registered public accounting firm.

     During Fiscal 2013 and Fiscal 2014 the Company had no disagreements with its auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our President and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

     Based on its assessment using these criteria, the Company’s management concluded that the Company‘s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age (1)	Title
Allan C. Silber	66	Chairman of the Board and President
Hal B. Heaton	64	Director (2), (3), (4)
Henry Y.L. Toh	57	Director (2), (3), (4)
Samuel L. Shimer	51	Director (2)
David L. Turock	57	Director (2)
J. Brendan Ryan	72	Director (2)
Kenneth Mann	47	Senior Managing Director, Distressed M&A, Equity Partners HG LLC
Ross Dove	62	Managing Partner, Heritage Global Partners Inc.
Kirk Dove	59	Managing Partner, Heritage Global Partners Inc.
David Ludwig	57	President, National Loan Exchange, Inc.
Stephen A. Weintraub	67	Executive Vice President, Corporate Secretary and Chief Financial Officer

(1)	As of December 31, 2014
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

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

     Samuel L. Shimer, Director. Mr. Shimer was appointed by the Board as a Class I director on April 15, 2001 to fill a Board vacancy. Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of the Company and Counsel, where he was initially employed as a Senior Vice President, Mergers & Acquisitions and Business Development in July 1997. He was appointed Managing Director in February 2000 and he terminated his employment with the Company in February 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remained as a Partner until December 2009. Mr. Shimer is currently Managing Director of SLC Capital Partners, LP, a private equity fund that he co-founded in April 2010. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master of Business Administration degree from Harvard Business School.

     David L. Turock, Director. Mr. Turock was appointed by the Board as a Class III director on January 16, 2008 to fill a Board vacancy. Mr. Turock is the inventor of the Company’s VoIP Patent, and an expert on numerous technologies and their applications. Mr. Turock began his career working with AT&T Bell Laboratories in 1982 and Bell Communications Research in 1988, and subsequently founded enhanced telephone service provider, Call Sciences. He later formed Interexchange, which designed and operated one of the world’s largest debit card systems. Most recently, from 2001 to 2007, Mr. Turock was Chief Technology Officer of Therap Services, a provider of informatics services to disabled patients. Mr. Turock received his Bachelor of Science in Experimental Psychology from Syracuse University, his Master of Science and Ph.D. degrees in Cognitive Psychology from Rutgers University, and his Master of Science in Engineering in Computer Science from the Moore School of the University of Pennsylvania.

     J. Brendan Ryan, Director. Mr. Ryan was appointed by the Board as a Class III director on August 8, 2011 to fill a Board vacancy. Mr. Ryan has had a distinguished career in the advertising industry, most recently as Chairman and Chairman Emeritus with Foote Cone & Belding Worldwide (now FCB), a position he held between June 2005 and December 2010. He has served on the boards of several public companies and currently serves as a board member of several non-profit corporations. Mr. Ryan has extensive experience at the Board level with respect to the workings of public companies as well as an extensive network of contacts that could be of benefit to the Company. Mr. Ryan received his Bachelor degree in History from Fordham College and his Master of Business Administration in Marketing from the Wharton Graduate School of the University of Pennsylvania.

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

     David Ludwig, President, National Loan Exchange Inc. Mr. Ludwig joined the Company when HGI acquired NLEX in June 2014. Mr. Ludwig has worked in the financial industry for twenty-five years, and he developed NLEX from its start as a post-RTC sales outlet to the nation's leading broker of charged-off credit card and consumer debt accounts. He is considered a leading pioneer in the debt sales industry, and has been a featured speaker at many industry conferences, as well as quoted in numerous publications including the New York Times, LA Times, Collections and Credit Risk, and Collector Magazine. Mr. Ludwig also serves as consultant and expert witness within the industry. Mr. Ludwig has a Bachelor of Science Degree in Economics from the University of Illinois.

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

     Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2014.

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

Corporate Governance

Board Leadership and Risk Oversight
     HGI is a small organization, with a market capitalization at December 31, 2014 of approximately $9.0 million. From 2001 until the first quarter of 2014, Counsel was the Company’s majority shareholder. In the first quarter of 2014 Counsel declared a dividend in kind, consisting of its 73.3% interest in HGI, which was distributed to Counsel shareholders in April 2014. The Company’s association with Counsel has continued, and Counsel remains a related party, due to a management services agreement (the “Services Agreement”) between HGI and Counsel. The Services Agreement is described in more detail in Item 13 of this Report and in Note 12 of the audited consolidated financial statements.

     Mr. Allan Silber, the Chairman and President of HGI, is the Chairman and CEO of Counsel. Also, as noted above, Mr. Stephen Weintraub has the role of CFO for both HGI and Counsel. Therefore, despite Counsel’s distribution of its interest in HGI, the Company’s operations have been largely directed by Counsel. Prior to HGI’s entry into the asset liquidation business, HGI’s operations were principally funded by Counsel, and at December 31, 2014 HGI has $2.985 million of related party debt owing to Counsel.

     HGI’s operations, even following the acquisitions of HGP in the first quarter of 2012 and NLEX in the second quarter of 2014, and HGP’s expansion into Europe in the fourth quarter of 2012, remain relatively modest. It has few employees, as detailed in Item 11 of this report, and requires limited oversight by the Board. Given the current size and scale of the Company’s operations, the Company believes that the Board does not require a lead independent director in order to effectively oversee the strategic priorities of the Company. The Board meets quarterly to review and approve the Company’s operating results. It meets annually to review and approve the Company’s strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees
     The Board held five meetings during the fiscal year ended December 31, 2014. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. HGI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees. Given the Company’s limited operations, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Toh and Mr. Shimer, individuals with expertise that is unique to the Company’s operations, such as Mr. Turock, or individuals with expertise that will be of value as the Company expands its market presence, such as Mr. Ryan. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee
     The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Toh (Chairman) and Dr. Heaton, both independent directors. The Audit Committee held six meetings during the fiscal year ended December 31, 2014. On June 9, 2000, the Board approved HGI’s Audit Committee Charter, which was subsequently revised and amended on July 10, 2001 and again on February 12, 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.heritageglobalinc.com.

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

     In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, the Company has only forty-one salaried employees.

General Executive Compensation Philosophy

     We compensate our executive management through a combination of base salaries, merit based performance bonuses, and long-term equity compensation. We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

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

Our Named Executive Officers

     This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing:

  all persons that served as our principal executive officer (“PEO”) at any time during the fiscal year all persons that served as our principal financial officer (“PFO”) at any time during the fiscal year the Company’s three most highly compensated executive officers, other than the PEO and PFO, serving in such positions at the end of the fiscal year.

     During 2014, our named executive officers were:

     Allan C. Silber - our President and Chairman of the Board. Mr. Silber is the Chairman and CEO of Counsel Corporation, our former majority shareholder, which he founded in 1979.

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

     During 2014 and 2013, all of the Company’s named executive officers, with the exception of Mr. Weintraub, were paid employees. As noted above, the Company’s President, Mr. Allan Silber, is also the CEO of Counsel. Mr. Silber’s annual salary of $137,500, and a discretionary bonus of up to 100% of his base salary, have been fixed at these amounts since 2005.

     Mr. Mann earns a base salary of $425,000 and is eligible for a performance bonus as described below.

     The Messrs. Dove each earn base salaries of $300,000 and are eligible for discretionary bonuses of up to 50% of their base salaries.

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

     Mr. Silber is entitled to a bonus of up to 100% of his annual salary. No bonus was awarded for 2014 or 2013.

     Mr. Mann is eligible for a performance bonus calculated as follows: after Equity Partners achieves net income of $175,000, the Equity Partners team receives 75% of the next $250,000, with the allocation among the Equity Partners team to be determined by Mr. Mann and the Company’s President, Mr. Silber. After this, 50% of net income earned by Equity Partners (i.e.: net income in excess of $425,000) is allocated to the Equity Partners team for allocation as described above. In 2014 Mr. Mann earned a bonus of $317,607 and in 2013 he earned a bonus of $151,925.

     The Messrs. Dove are eligible to receive an annual bonus of up to 50% of their annual salaries. They did not receive a bonus in either 2014 or 2013.

     As the bonuses described above, with the exception of Mr. Mann's bonus, can only be awarded at the discretion of the Compensation Committee, they do not encourage inappropriate risk-taking on the part of the named executive officers, nor represent a risk to the Company. As Mr. Mann’s bonus is closely tied to the Company’s performance, it also does not encourage inappropriate risk-taking on his part.

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

     We believe that stock options will continue to be used as the predominant form of stock-based compensation. No options were granted to any of our named executive officers during 2014. During 2013, Mr. Mann was granted 150,000 options to purchase common stock.

     Other Benefits

     The only additional benefits provided to the named executive officers during 2014 and 2013 were the payment of an automobile allowance to the Messrs. Dove. There were no pension or change in control benefits in either 2014 or 2013.

     Upon termination of employment by the Company without cause, the Messrs. Dove and Mr. Mann are each entitled to twelve months base salary and a pro rata share of the bonus payable in the fiscal year of termination. Any bonus payable is based on the termination date (provided that, as of the termination date, the performance criteria established with respect to the bonus for the fiscal year have been met), subject to certain conditions.

     Tax Considerations

     Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Executive Compensation Process

     Compensation Committee

     Our Compensation Committee oversees and approves all compensation and awards made to the President. The Compensation Committee reviews the performance and compensation of the President, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the additional executive officers, at this time consisting of the Senior Managing Director of Equity Partners, the two Managing Partners of HGP, and the President of NLEX, the Chairman of the Board reviews performance and determines the amount of any bonus to be awarded.

Executive and Director Compensation – Tabular Disclosure

     Please note that all amounts reported in the tables below, and the accompanying notes, are in dollars (US), rounded to the nearest dollar.

Summary Compensation Table

     The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2014 and 2013 by our named executive officers. As discussed below and in Item 13, certain employees of Counsel provide services to HGI, and compensation for those services is provided and paid for under the terms and provisions of management services agreements entered into between Counsel and HGI.

Name and
Principal				Option	All Other
Position[1]	Year	Salary	Bonus	Awards [3]	Compensation	Total
Allan Silber	2014	$137,500	$—	$—	$—	$137,500
Chairman of the
Board and	2013	137,500	—	—	—	137,500
President

Ross Dove	2014	300,000	—	—	14,029 [2]	314,029
Managing Partner,	2013	300,000	—	—	14,008 [2]	314,008
Heritage Global
Partners

Kirk Dove	2014	300,000	—	—	41,971 [2]	341,971
Managing Partner,	2013	300,000	—	—	—	300,000
Heritage Global
Partners

Kenneth Mann	2014	425,000	317,607	—	—	742,607
Senior Managing	2013	375,000	151,925	111,097 [3]	—	638,022
Director, Equity
Partners

1 No disclosure is provided with respect to the Company’s CFO, Mr. Weintraub, as his services are covered under the terms of the Management Services Agreement referenced above, and no compensation is paid directly by the Company.

[2] This amount represents an automobile allowance. The $41,971 paid to Mr. Kirk Dove in 2014 represents an automobile allowance for 2012, 2013 and 2014.

[3] See “Grants of Plan-Based Awards”, below, for details regarding the assumptions made in the valuation of these option awards.

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

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth the detail of outstanding equity awards, as regards exercisable and unexercisable options, at December 31, 2014.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options:	Options:	Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price($/Sh)	Date
Allan Silber	187,500(1)	62,500(1)	1.974	June 29, 2018
Kenneth Mann	200,000(2)	—	1.83	June 23, 2018
Kenneth Mann	37,500(3)	112,500(3)	1.00	March 11, 2020
Ross Dove	156,250(4)	156,250(4)	2.00	February 28, 2019
Kirk Dove	156,250(4)	156,250(4)	2.00	February 28, 2019

[1] The options vest 25% annually beginning on the first anniversary of the grant date, which was June 29, 2011.

[2] These options were part of the consideration paid to acquire Equity Partners on June 23, 2011, and vested immediately.

[3] The options vest 25% annually beginning on the first anniversary of the grant date, which was March 11, 2013.

[4] The options vest 25% annually beginning on the first anniversary of the grant date, which was February 29, 2012.

     There were no adjustments or changes in the terms of any of the Company’s equity awards in 2014.

Compensation of Directors

     The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2014 by each person serving as a director.

Name	Fees Earned or Paid in Cash	Option Awards[1]	Total
Henry Y.L. Toh	$ 46,000	$ 5,039	$ 51,039
Hal B. Heaton	38,000	5,039	43,039
Samuel L. Shimer	24,000	5,039	29,039
David L. Turock	24,000	5,039	29,039
J. Brendan Ryan	25,000	5,039	30,039

[1] The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The aggregate number of shares underlying stock options outstanding at fiscal year-end for each of the directors listed in the table was as follows: Mr. Toh — 70,000; Dr. Heaton — 70,000; Mr. Shimer — 70,000; Mr. Turock — 70,000; Mr. Ryan — 30,000.

     Each director who is not employed by HGI receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded on March 31 or the next business day. In addition, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board. No discretionary stock options were awarded during 2014 or 2013.

Stock Option Plans

     At December 31, 2014, the Company had three stock-based employee compensation plans, which are described in Note 15 of the audited consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the ownership of our common stock as of March 12, 2015 by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 12, 2015, there are 28,167,408 shares of common stock and 575 shares of Series N Preferred stock issued and outstanding. Each share of Series N Preferred Stock is entitled to 40 votes.

	Number of Shares	Percentage
Name and Address of	Beneficially Owned	of Common Stock
Beneficial Owner (1)	(2)	Beneficially Owned
Allan C. Silber	1,517,683 (3)	5.2%
Ross Dove	1,001,875 (4)	3.4%
Kirk Dove	1,001,875 (4)	3.4%
David Ludwig	181,000 (5)	*%
Kenneth Mann	406,967 (6)	1.4%
Stephen Weintraub	100,335 (7)	*%
Hal B. Heaton	86,750 (8)	*%
Henry Y.L. Toh	85,000 (8)	*%
Samuel L. Shimer	68,803 (8)	*%
David L. Turock	55,000 (8)	*%
J. Brendan Ryan	15,000 (9)	*%
All Executive Officers and Directors as a
Group (11 people)	4,520,288	15.4%

*	Indicates less than one percent.

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

(3)	Includes 187,500 shares of common stock issuable pursuant to options. Mr. Silber is Chairman, Chief Executive Officer and President of Counsel, the Company’s former majority shareholder.

(4)

Includes 234,375 shares of common stock issuable pursuant to options, and 267,500 shares of common stock held of record by a trust that is jointly controlled by the Messrs. Dove. Mr. Dove’s address is c/o Heritage Global Partners, Inc.

(5)	Mr. Ludwig’s address is c/o National Loan Exchange, Inc.

(6)	Includes 275,000 shares of common stock issuable pursuant to options. Mr. Mann’s address is c/o Equity Partners HG LLC.

(7)	Mr. Weintraub is Chief Financial Officer of Counsel, the Company’s former majority shareholder.

(8)	Includes 45,000 shares of common stock issuable pursuant to options.

(9)	Represents shares of common stock issuable pursuant to options.

     There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(All dollar amounts are presented in thousands of USD, unless otherwise indicated, except share and per share amounts)

Transactions with Management and Others

     See Item 7 hereof for discussion of the Company’s changes in the ownership and control by Counsel, its former majority owner and parent. See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between the Company and certain officers and directors.

Transactions with Counsel

     Collateralized Loan Agreement
     Until the second quarter of 2014, in the normal course of operations, the Company received advances from Counsel under a loan facility (the “Counsel Loan”) that was originally entered into during the fourth quarter of 2003. The Counsel Loan accrued interest at 10% per annum compounded quarterly from the date funds were advanced, was due on demand, and was secured by the assets of the Company. At December 31, 2013 the Company had a balance of $2,550 owing to Counsel under the Counsel Loan, including $168 of accrued interest.

     In the second quarter of 2014, following Counsel’s distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, this facility was replaced and the outstanding balance of $3,057 was transferred to a new facility (also the “Counsel Loan”). Under the new facility, payment is due within thirty days following the end of each quarter. Unpaid balances accrue interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. For 2014 the rate was 5.25%. At December 31, 2014 the Company had a balance of $2,985 owing to Counsel under the Counsel Loan, including interest accrued to December 31, 2014, which has been capitalized to the loan. Please see Note 12 of the audited consolidated financial statements for further discussion of transactions with Counsel.

     Counsel Services Provided to Company
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

     In the first quarter of 2013, Counsel announced its plan to dispose of its interest in HGI, and on March 20, 2014, Counsel declared a dividend in kind, consisting of Counsel’s distribution of its majority interest in HGI to Counsel shareholders. The payment was made on April 30, 2014 to shareholders of record at April 1, 2014.

     Following this disposition, the Company and Counsel entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Counsel remains as external manager and continues to provide the same services, at similar rates. The Services Agreement has an initial term of one year, which renews automatically for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. The Company intends to internalize its management in the future, but expects that it will continue to avail itself of the services provided under the Services Agreement until such time. Please see Note 12 of the audited consolidated financial statements for details of the amounts expensed during 2014 and 2013 relating to services provided by Counsel under the agreements.

Transactions with Other Related Parties

     As part of the operations of HGP, the Company leases office space in Foster City, CA that is owned by an entity that is jointly controlled by the former owners of HGP. The total amount paid in both 2014 and 2013 was $228. As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by senior officers of NLEX. The total amount paid in 2014 was $57. The Company formerly leased office space in White Plains, NY and Los Angeles, CA as part of the operations of HG LLC. Both premises are owned by entities that are controlled by a former Co-CEO of HG LLC and the Company. In connection with the departure of the Co-CEOs, these lease agreements were terminated, without penalty, effective June 30, 2013. The total lease amounts paid in 2013 were $78.

     On July 26, 2013, the Company and its then Co-CEOs entered into an agreement by which the Co-CEOs terminated their employment with the Company and HG LLC. Under the agreement, as disclosed in the Company’s Current Report on Form 8-K filed on July 31, 2013, effective June 30, 2013 the Co-CEOs departed the Company along with the personnel in the New York and Los Angeles offices of HG LLC. In August 2012, each Co-CEO had acquired 400,000 common shares of the Company, with a total value of $1,054, in return for intellectual property licensing agreements. The $1,054 was recorded as stock-based compensation in 2012. On July 26, 2013, the Co-CEOs returned these common shares, which had a fair value of $624, in order to re-acquire the licensing agreements. The Company therefore recorded intellectual property licensing revenue of $624. The shares have been cancelled.

Director Independence

     Our securities are quoted on the OTC market and the Canadian Securities Exchange.. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board periodically undertakes a review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his or her immediate family and HGI and its subsidiaries and affiliates. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. As a result of this review in 2014, the Board affirmatively determined that during 2014 Messrs. Toh, Heaton, Ryan, Shimer and Turock were deemed “independent” as defined under the Nasdaq Marketplace Rules. The Board further determined that each of the foregoing directors met the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

     In September 2014 the Company’s Audit Committee engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2014. Previously, the Company’s independent registered public accounting firm was Deloitte LLP (“Deloitte”). All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

     Fees paid to Deloitte, our independent registered public accounting firm for all of 2013 and for the period January 1 – September 23, 2014, are set forth below.

	Year Ended December 31,

	2014	2013
Audit fees	$38	$129
Audit-related fees	74	—
Tax fees	—	—
All other fees	—	—
Total	$112	$129

     Fees paid or expected to be paid to Squar Milner, our independent registered public accounting firm for the period September 27 – December 31, 2014 are set forth below.

Year Ended
December 31,
2014
Audit fees	$94
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$94

Audit Fees
     Audit fees are for professional services for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and services in connection with our statutory and regulatory filings.

Audit-Related Fees
     Audit related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits and accounting consultations. In 2014, the audit-related fees paid to Deloitte related to HGI’s requirement to file statutory reports in Canada, prior to Counsel’s distribution of its ownership in HGI as a dividend in kind.

Tax Fees
     Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. For 2013 and 2014, these services were provided by an independent registered public accountant other than Deloitte or Squar Milner.

All Other Fees
     We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2013 and 2014.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules:

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation (8)

10.1*	2003 Stock Option and Appreciation Rights Plan. (3)

10.2*	2010 Non-Qualified Stock Option Plan (9)

10.3*	Counsel Management Agreement. (5)

10.4	Stipulation of Dismissal with Prejudice dated as of March 12, 2009. (6)

10.5	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (7)

10.6	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Counsel Corporation dated January 26, 2004, dated as of May 5, 2009. (7)

10.7*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (10)

10.8

Asset Purchase Agreement among EP USA, LLC (as Company), Equity Partners, Inc. of Maryland, The Rexford Company, LLC and Cross Concepts, LLC (as Sellers) and Equity Partners CRB LLC (as Buyer), dated June 23, 2011. (11)

10.9	Share Purchase Agreement by and among Heritage Global Partners, Inc. as the Company; Kirk Dove and Ross Dove as Sellers; and Counsel RB Capital Inc. as Buyer Dated as of February 29, 2012 (12)

Exhibit Number	Title of Exhibit

10.10	Mutual Separation and Transition Agreement with Adam Reich, effective as of June 30, 2013 (13)

10.11	Mutual Separation and Transition Agreement with Jonathan Reich, effective as of June 30, 2013 (13)

10.12*	Management Services Agreement between Heritage Global Inc. and Counsel Corporation, effective as of May 1, 2014 (14)

10.13	Stock Purchase Agreement between Heritage Global Inc., National Loan Exchange, Inc., and David Ludwig, signed on June 2, 2014 and effective as of May 31, 2014 (15)

14	C2 Global Technologies Inc. Code of Conduct. (4)

21	List of subsidiaries. (filed herewith)

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

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0- 17973.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.

(3)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2008.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(8)	Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.

(9)	Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.

(13)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2013.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 1, 2014.

(15)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2014.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 31, 2015	By:	/s/ Allan C. Silber
Allan C. Silber, Chairman of the Board and President
(Principal Executive Officer)

	By:	/s/ Stephen A. Weintraub
Stephen A. Weintraub, Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan C. Silber	Chairman of the Board of Directors and President	March 31, 2015
Allan C. Silber	Principal Executive Officer

/s/ Hal B. Heaton	Director	March 31, 2015
Hal B. Heaton

/s/ J. Brendan Ryan	Director	March 31, 2015
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 31, 2015
Samuel L. Shimer

/s/ Henry Y. L. Toh	Director	March 31, 2015
Henry Y.L. Toh

/s/ David L. Turock	Director	March 31, 2015
David L. Turock

INDEX OF FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heritage Global Inc.

We have audited the accompanying consolidated balance sheet Heritage Global Inc. as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Global Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heritage Global Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in segments discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet of Heritage Global Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2013 (the 2013 consolidated financial statements before the effects of the adjustments to retrospectively apply the change in segments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, before the effects of the adjustments to retrospectively apply the change in segments discussed in Note 2 to the consolidated financial statements, in all material respects, the financial position of Heritage Global Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in segments discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte LLP
Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
March 31, 2014

HERITAGE GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2014 and 2013
(In thousands of US dollars, except share and per share amounts)

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$3,633	$3,213
Accounts receivable (net of allowance for doubtful accounts of $31; 2013 - $0)	3,043	1,670
Deposits	173	17
Inventory – equipment	139	578
Other current assets	587	480
Deferred income tax assets	—	1,366
Total current assets	7,575	7,324
Non-current assets:
Inventory – real estate	6,508	6,078
Asset liquidation investments	978	1,380
Other equity-method investments	156	1,769
Property, plant and equipment, net	150	32
Identifiable intangible assets, net	7,657	4,810
Goodwill	8,846	5,301
Deferred income tax assets	—	23,301
Total assets	$31,870	$49,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,131	$6,510
Debt payable to third parties	539	1,438
Debt payable to a related party	2,985	2,550
Contingent consideration	803	—
Total current liabilities	11,458	10,498
Non-current liabilities:
Debt payable to third parties	2,580	—
Contingent consideration	3,395	—
Deferred tax liabilities	960	—
Total liabilities	18,393	10,498

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 575 Class N shares at December 31, 2014 and 579 Class N shares at December 31, 2013, liquidation preference of $575 at December 31, 2014 and $579 at December 31, 2013	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,167,408 shares at December 31, 2014 and 28,167,248 shares at December 31, 2013	282	282
Additional paid-in capital	283,691	283,207
Accumulated deficit	(270,468)	(243,954)
Accumulated other comprehensive loss	(34)	(44)
Total stockholders’ equity	13,477	39,497
Total liabilities and stockholders’ equity	$31,870	$49,995

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended December 31, 2014 and 2013
(In thousands of US dollars, except per share amounts)

	2014	2013

Revenue:
Asset liquidation
Commissions and other	$7,926	$6,022
Asset sales	6,260	2,046
Total asset liquidation revenue	14,186	8,068
Intellectual property licensing	—	824
Total revenue	14,186	8,892

Operating costs and expenses:
Asset liquidation	4,631	2,706
Patent licensing and maintenance	43	191
Selling, general and administrative, including expenses paid to related parties	10,989	9,660
Depreciation and amortization	566	472
Total operating costs and expenses	16,229	13,029
	(2,043)	(4,137)
Earnings of asset liquidation investments	143	1,200
Operating loss	(1,900)	(2,937)
Other income (expenses):
Gain on sale of equity-method investment	551	—
Earnings of other equity method investments	261	126
Interest expense – third party	(514)	(388)
Interest expense – related party	(190)	(168)
Total other income (expenses)	108	(430)
Loss before income tax expense	(1,792)	(3,367)
Income tax expense	24,722	3,029
Net loss	(26,514)	(6,396)
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $0)	10	(37)
Comprehensive loss	$(26,504)	$(6,433)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,167	28,610

Net loss per share – basic and diluted	$(0.94)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2013 and 2014
(In thousands of US dollars, except share amounts)

							Accumulated
					Additional	Accumulated	other
	Preferred stock		Common stock		paid-in	equity	comprehensive
	Shares	Amount	Shares	Amount	capital	(deficit)	income (loss)	Total

Balance at December 31, 2012	592	$6	28,945,228	$290	$283,281	$(237,558)	$(7)	$46,012
Cancellation of shares	—	—	(800,000)	(8)	(616)	—	—	(624)
Exercise of options	—	—	21,500	—	10	—	—	10
Conversion of Series N preferred shares	(13)	—	520	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	532	—	—	532
Net loss	—	—	—	—	—	(6,396)	—	(6,396)
Foreign currency translation	—	—	—	—	—	—	(37)	(37)
Balance at December 31, 2013	579	$6	28,167,248	$282	$283,207	$(243,954)	$(44)	$39,497
Conversion of Series N preferred shares	(4)	—	160	—	—	—	—	—
Compensation cost related to stock options	—	—	—	—	484	—	—	484
Net loss	—	—	—	—	—	(26,514)	—	(26,514)
Foreign currency translation	—	—	—	—	—	—	10	10
Balance at December 31, 2014	575	$6	28,167,408	$282	$283,691	$(270,468)	$(34)	$13,477

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2014 and 2013
(In thousands of US dollars)

	2014	2013
Cash flows from operating activities:
Net loss	$(26,514)	$(6,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects from business acquisition:
Accrued interest added to principal of third party debt	94	11
Accrued interest added to principal of related party debt	190	168
Accretion of contingent consideration discount	210	—
Stock-based compensation expense	484	532
Earnings of other equity method investments	(261)	(126)
Gain on sale of investment	(551)	—
Depreciation and amortization	566	472
Revenue from sale of intellectual property license	—	(624)

Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	619	(602)
Decrease (increase) in deposits	(156)	1,464
Decrease in equipment and real estate inventory	9	242
Decrease in asset liquidation investments	402	2,238
Increase in other current assets	(90)	(156)
Decrease in deferred income tax assets	24,667	2,911
Increase (decrease) in accounts payable and accrued liabilities	(26)	2,058
Increase in income taxes payable	—	69
Net cash (used in) provided by operating activities	(357)	2,261

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired of $639	(1,361)	—
Investment in other equity method investments	(11)	(56)
Cash distributions from other equity method investments	444	839
Purchase of property, plant and equipment	(127)	(10)
Net cash (used in) provided by investing activities	(1,055)	773

Cash flows from financing activities:
Proceeds of debt payable to third parties	3,453	2,090
Repayment of debt payable to third parties	(1,866)	(11,546)
Advances from related parties	2,750	9,003
Advances to related parties	(2,505)	(3,692)
Proceeds from exercise of options to purchase common shares	—	10
Net cash provided by (used in) financing activities	1,832	(4,135)
Net increase (decrease) in cash and cash equivalents	420	(1,101)
Cash and cash equivalents at beginning of year	3,213	4,314
Cash and cash equivalents at end of year	$3,633	$3,213

	2014	2013

Supplemental cash flow information:
Income taxes paid	$55	$41
Interest paid	168	490

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of $US, except share and per share amounts and where specifically indicated)

Note 1 – Description of Business and Principles of Consolidation

     These consolidated financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company”, “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     The Company’s sole operating segment is its asset liquidation business, which began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). The business was subsequently expanded by the acquisitions of Equity Partners, HGP and NLEX in 2011, 2012 and 2014, respectively. As a result, HGI is positioned to provide an array of value-added capital asset solutions: auction and appraisal services, traditional asset disposition sales, and financial solutions for distressed businesses and properties.

     In addition to its asset liquidation operations, HGI owns certain patents, including two foundational patents in voice over internet protocol (“VoIP”) technology – U.S. Patent Nos. 6,243,373 (the “VoIP Patent”) and 6,438,124 (the “C2 Patent”) (together the “VoIP Patent Portfolio”), which it licenses. HGI’s target market consists of carriers, equipment manufacturers, service providers and end users in the internet protocol telephony market who are using HGI’s patented VoIP technologies by deploying VoIP networks for phone-to-phone communications.

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

     Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, investments, goodwill, intangible assets, deferred income tax assets, liabilities, contingent consideration and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Asset liquidation accounting
     The Company earns asset liquidation revenue both from commission or fee-based services, and from the sale of distressed or surplus assets. With respect to the former, revenue is recognized as the services are provided. With respect to the latter, the majority of the asset sale transactions are conducted directly by the Company. Revenue is reported as Asset Liquidation revenue, and the associated direct costs are reported as Asset Liquidation costs. At the balance sheet date, any unsold assets are reported as Inventory, any outstanding accounts receivable are included in the Company’s Accounts Receivable, and any associated liabilities are included in the Company’s Accrued Liabilities. Most inventory is expected to be sold within a year and is therefore classified as a current asset; however, real estate inventory is classified as non-current.

     The remaining asset sale transactions involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”). These transactions are accounted for as equity-method investments, and, accordingly, the Company’s proportionate share of the net income (loss) is reported as Earnings (Loss) of Asset Liquidation Investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as Asset Liquidation Investments. Although the Company generally expects to exit each of its investments in Joint Ventures in less than one year, they are classified on the balance sheet as non-current assets. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets. As the activity of the Joint Ventures involves asset purchase/resale transactions, which is similar in nature to the Company’s other Asset Liquidation activities, the earnings (losses) of the Joint Ventures are recorded as operating activity in the accompanying consolidated financial statements.

Cash and cash equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in Toronto, Canada; San Diego, CA; Staunton, IL; and New York, NY. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

Accounts receivable
     The Company’s accounts receivable primarily relate to the operations of its asset liquidation business. They consist of three major categories: fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date all receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 7 for more detail regarding the Company’s accounts receivable.

Inventory
     The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. They are recorded at the lower of cost and net realizable value.

Other equity-method investments
     At December 31, 2014, the Company held an investment in one private company, which was accounted for under the equity method. Under this method, the investments are carried at cost, plus or minus the Company’s share of increases and decreases, respectively, in the investee’s net assets and certain other adjustments. Impairments, equity pick-ups, and realized gains and losses on equity securities are reported separately in the consolidated statement of operations and comprehensive loss. The Company monitors its investments for impairment by considering factors such as the economic environment and market conditions, as well as the operational performance of, and other specific factors relating to, the businesses underlying the investments. See Note 5 for further discussion of the Company’s other equity-method investments.

Fair value of financial instruments
     The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2014 and 2013, the carrying values of the Company’s cash, accounts receivable, deposits, accounts payable and accrued liabilities, and debt payable approximate fair value. There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The Company does not employ fair value accounting for any of its assets or liabilities, with the exception of the contingent consideration. The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market and therefore fall within Level 3. Please see Note 3 for more discussion of this contingent consideration.

Business combinations
     Acquisitions are accounted for under FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired (including identifiable intangible assets) should be recorded as goodwill. See Note 3 for discussion of the acquisition of NLEX in the second quarter of 2014.

Identifiable intangible assets
     Identifiable intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed annually to determine both whether they remain indefinite and whether they are impaired, whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value.

     At December 31, 2014 the Company’s identifiable intangible assets relate to its acquisitions of HGP in 2012 and NLEX in 2014. See Note 3 and Note 6 for more detail regarding the Company’s identifiable intangible assets.

Goodwill
     Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired, is not amortized but, in accordance with GAAP, is tested annually at December 31 for impairment. Testing is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that the Company’s recorded goodwill exceeds its implied fair value as determined by this two-step process. FASB Accounting Standards Update 2011-08, Testing Goodwill for Impairment, provides the option to perform a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment between annual tests if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

     At December 31, 2014 the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014. See Note 3 and Note 6 for more detail regarding the Company’s goodwill.

Deferred income tax assets
     The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014, as a result of incurring losses in 2012, 2013 and 2014, the Company has recorded a valuation allowance against all of its net deferred tax assets.

Contingent consideration
     At December 31, 2014 the Company’s contingent consideration consists of the estimated fair value of an earnout provision that was part of the consideration for the acquisition of NLEX in the second quarter of 2014. The amount assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its present value is assessed quarterly, and any adjustments, together with the amortization of the fair value discount, are reported as Interest Expense on the Company’s consolidated statement of operations. See Note 3 for more discussion of the Company’s contingent consideration.

Liabilities and contingencies
     The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a liability accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, the Company accounts for the estimated liability in the current period.

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

Stock-based compensation
     The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The fair value is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 15 for further discussion of the Company’s stock-based compensation.

Segment reporting
     From the second quarter of 2009 through 2013, the Company operated in two business segments, Asset Liquidation and Intellectual Property Licensing. The asset liquidation segment included the operations of HGP, HG LLC and Equity Partners. The intellectual property licensing segment included all operations relating to licensing of the Company’s intellectual property. During 2014, the Company determined that due to the limited intellectual property licensing activity, separate segment reporting of this activity was no longer appropriate. Accordingly, for 2014, the Company determined that reporting as only one operating segment, Asset Liquidation, was appropriate.

     For the year ended December 31, 2013 only the Asset Liquidation segment had revenues and assets sufficiently significant to require separate reporting, as the operations of the Intellectual Property Licensing segment were considered to be quantitatively immaterial. As the 2013 activity of the Intellectual Property Licensing segment was not significant enough to warrant separate reporting, the Company has retroactively applied its determination of having only one operating segment to include the year ended December 31, 2013.

     To date the Company’s business has been conducted principally in North America. During 2012 the Company established a European subsidiary, Heritage Global Partners Europe (“HGP Europe”), which began generating revenues in the third quarter of 2013. For the years ended December 31, 2014 and 2013, revenues generated through HGP Europe were approximately $2,985 and $236, respectively.

Recent accounting pronouncements
     In March 2013, the FASB issued Accounting Standards Update 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 specifies that a cumulative translation adjustment (CTA) is attached to a parent company’s investment in a foreign entity and should be released in a manner consistent with derecognition guidance on investments in entities. Therefore, the entire amount of the CTA associated with a foreign entity would be released upon 1) sale of a subsidiary or group of net assets within a foreign entity, which represents the substantially complete liquidation of the investment in the entity, 2) loss of a controlling financial interest in an investment in a foreign entity, or 3) step acquisition of a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for interim periods and fiscal years beginning on or after December 15, 2013, with early adoption permitted. The Company therefore adopted ASU 2013-05 in the first quarter of 2014. The adoption had no impact on its consolidated financial statements.

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

     In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. It also expands the scope of ASC 205-20 to disposals of equity method investments and acquired businesses held for sale. With respect to disclosures, ASU 2014-08 both 1) expands disclosure requirements for transactions that meet the definition of a discontinued operation, and 2) requires entities to disclose information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. ASU 2014-08 also requires specific presentation of various items on the face of the financial statements. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. At the date of these consolidated financial statements the Company does not have either discontinued operations or any planned disposals that would require the expanded reporting required by ASU 2014-08, and therefore does not anticipate that its adoption will impact its consolidated financial statements.

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

     In November 2014, the FASB issued Accounting Standards update 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 requires an entity to apply the “whole instrument” approach to determine whether the host contract in a hybrid instrument in the form of a share is more like debt or equity, as part of a larger analysis to determine if an embedded derivative should be bifurcated. If so, the embedded derivative, such as a conversion feature in convertible preferred stock, should be accounted for as a liability and carried at fair value through earnings each period. ASU 2014-16 applies to issuers of and investors in hybrid financial instruments issued in the form of shares such as redeemable convertible preferred stock, and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company has not yet adopted ASU 2014-16, but based on a preliminary analysis of its outstanding convertible preferred shares, it does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

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

     The consideration for the acquisition consisted of $2,000 cash and an earnout provision (“contingent consideration”). Under the terms of the NLEX purchase agreement, the Company will pay, to the former owner of NLEX, 50% of gross revenues of NLEX and its affiliates, minus 50% of certain expenses, for each of the four years following the closing. The payments are due on or about July 30 of each year, beginning in 2015. The contingent consideration is capped at an aggregate of $5,000, and at December 31, 2014, subject to the application of a 9% discount rate, is estimated to have a present value of $4,198. Key assumptions in determining this present value include projected earnings to the end of 2013 and a weighted average cost of capital of 31.6%. At December 31, 2014, the Company has estimated that the current portion of the contingent consideration is $803, and that the non-current portion is $3,395.

     During the period June 1, 2014 through December 31, 2014, the Company recognized a total of $210 of interest expense which represents the accretion of the present value discount during the period.

     The following table summarizes the consideration paid for NLEX and the amounts of the assets acquired and liabilities assumed, with the excess purchase price recognized as goodwill.

Consideration
Cash paid on closing	$2,000
Contingent consideration	3,989
Total purchase price	$5,989

Acquisition related costs (included in selling, general, and administrative expenses in HGI’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2014)	$198

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$639
Other current assets	17
Fixed assets	14
Identifiable intangible assets	3,390
Accounts payable and accrued liabilities	(656)
Deferred tax liability	(960)
Total identifiable net assets assumed	2,444
Goodwill	3,545
$5,989

     The intangible assets and goodwill are discussed in more detail in Note 6.

     The goodwill of $3,545 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and NLEX. None of the goodwill recognized is expected to be deductible for income tax purposes.

     The amounts of NLEX revenue and earnings for the period June 1, 2014 through December 31, 2014, included in HGI’s condensed consolidated statement of operations for the year ended December 31, 2014, are shown below. Also shown are HGI’s consolidated revenue and net loss as if the acquisition of NLEX had occurred on January 1, 2014 and January 1, 2013.

		Net
	Revenue	income
		(loss)
NLEX revenue and net income included through December 31, 2014	$2,076	$526

Supplemental pro-forma consolidated revenue and net loss (unaudited): January 1, 2014 – December 31, 2014	$ 15,609	$(26,506)

Supplemental pro-forma consolidated revenue and net loss (unaudited): January 1, 2013 – December 31, 2013	$ 13,889	$(4,864)

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

     Options are included in the calculation of diluted earnings per share, since they are assumed to be exercised, except when their effect would be anti-dilutive. For the years ended December 31, 2014 and 2013, a total of 2,165,000 and 2,130,000 options, respectively, were excluded, as their inclusion would be anti-dilutive due to the Company’s net losses during these periods.

Note 5 – Equity Method Investments

Asset Liquidation Investments
     The table below details the summarized results of operations, for the years ended December 31, 2014 and 2013, attributable to HGI from the Joint Ventures in which it was invested during those years.

	2014	2013

Gross revenues	$2,177	$7,589
Gross profit	$143	$1,200
Net income	$143	$1,200

     The table below details the summarized components of assets and liabilities, as at December 31, 2014 and 2013, attributable to HGI from the Joint Ventures in which it was invested at those dates.

	2014	2013

Current assets	$1,095	$1,415
Noncurrent assets	$—	$87
Current liabilities	$117	$122
Noncurrent liabilities	$—	$—

Other Equity Method investments
     The Company’s other equity method investments as at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Knight’s Bridge GP	$156	$19
Polaroid	—	1,750

Total investments	$156	$1,769

Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC
     In December 2007 the Company acquired a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company, for a purchase price of $20. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several public and non-public Internet-based e-commerce businesses. At December 31, 2014 the Company’s net investment included approximately $136 representing the Company’s proportionate share of profits related to the Fund’s fair value increase and projected exit from one its investments. The Company received a distribution of $140 in March 2015, representing the final determination of the Company’s share of the profits .. Based on the Company’s analysis of Knight’s Bridge GP’s financial statements and projections as at December 31, 2014, the Company concluded that there has been no impairment in the carrying value of its investment.

Polaroid
     In the second quarter of 2009, the Company invested approximately $2,620 to indirectly acquire an approximate 5% interest in Polaroid Corporation, pursuant to a Chapter 11 reorganization in a U.S. bankruptcy court, and invested a further $275 in the second quarter of 2010. The investment was made as part of a joint venture investor group that included both related and non-related parties. In the fourth quarter of 2014, the Company’s interest in Polaroid was acquired by an unrelated third party. The Company accounted for its investment in Polaroid using the equity method. Upon exiting the investment in December 2014, the Company recognized a gain on sale of $551. As of December 31, 2014 a total of $1,992 is included in accounts receivable in connection with the sale of this investment.

Note 6 – Intangible Assets and Goodwill

Identifiable intangible assets
     As discussed in Note 3, the Company recorded identifiable intangible assets totalling $3,390 in connection with its acquisition of NLEX in May 2014. Of this amount, $834 was assigned to Customer Relationships, $71 was assigned to a Non-Compete Agreement, $48 was assigned to NLEX’s Website and $2,437 was assigned to Trade Name. The Customer Relationships, Non-Compete Agreement and Website intangible assets are being amortized over 7.6, 2 and 5 years, respectively. The Trade Name intangible asset has an indefinite life, and therefore it is not being amortized.

     Similarly, in February 2012 the Company acquired HGP for a total purchase price of $7,080, of which $5,640 was assigned to identifiable intangible assets: $4,180 was assigned to Customer/Broker Network and $1,460 was assigned to Trade Name. These intangible assets are being amortized over 12 and 14 years; respectively. Based on the Company’s assessment at December 31, 2014, these assets were not impaired.

     The details of all identifiable intangible assets are shown below:

	December 31,	December 31,
Amortized Intangible Assets	2014	2013
Customer/Broker Network (HGP)	$4,180	$4,180
Accumulated amortization	(987)	(639)
	3,193	3,541

Trade Name (HGP)	1,460	1,460
Accumulated amortization	(295)	(191)
	1,165	1,269

Customer Relationships (NLEX)	834	—
Accumulated amortization	(64)	—
	770	—

Non-Compete Agreement (NLEX)	71	—
Accumulated amortization	(21)	—
	50	—

Website (NLEX)	48	—
Accumulated amortization	(6)	—
	42	—

Total net amortized intangible assets	5,220	4,810

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—

Total net intangible assets	$7,657	$4,810

     Amortization expense during 2014 and 2013 was $543 and $453, respectively. No significant residual value is estimated for these intangible assets.

     The estimated amortization expense during the next five fiscal years is shown below:

Year	Amount
2015	$607
2016	$587
2017	$572
2018	$572
2019	$566

Goodwill
     As part of its acquisition of Equity Partners in 2011, the Company recognized goodwill of $573, and as part of its acquisition of HGP in 2012, the Company recognized goodwill of $4,728.

     Additionally, as part of its acquisition of NLEX in the second quarter of 2014, the Company recognized goodwill of $3,545, as discussed in more detail in Note 3.

     A summary of the good will is shown below:

	December 31,	December 31,
	2014	2013

Equity Partners	$573	$573
HGP	4,728	4,728
NLEX	3,545	—
Total goodwill	$8,846	$5,301

     No impairment resulted from the completion of the goodwill impairment tests at December 31, 2014, and there have been no events or changes in circumstances in 2014 that make it more likely than not that the carrying amount of this goodwill may be impaired.

Note 7 – Accounts Receivable and Accounts Payable

Accounts receivable
     As described in Note 2, the Company’s accounts receivable are primarily related to the operations of its asset liquidation business. With respect to auction proceeds and asset dispositions, including NLEX’s accounts receivable brokerage transactions, the assets are not released to the buyer until payment has been received. The Company, therefore, is not exposed to significant collectability risk relating to these receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not historically required a formal credit quality assessment in connection with these activities. The Company has not experienced any significant collectability issues with receivables relating to fee and commission revenue. As the Company’s asset liquidation business expands, more comprehensive credit assessments may be required. During the year ended December 31, 2014, there were no changes in the Company’s accounting policies for financing receivables. During the same period, there were no purchases, sales or reclassifications of financing receivables. There were no troubled debt restructurings during the years ended December 31, 2014 and 2013.

Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consisted of the following at December 31:

	2014	2013
Due to auction clients	$2,353	$3,586
Due to Joint Venture partners	1,020	639
Sales and other taxes	1,156	966
Customer deposits	503	50
Remuneration and benefits	957	579
Asset liquidation expenses	233	76
Auction expenses	307	135
Regulatory and legal fees	89	45
Accounting, auditing and tax consulting	140	153
Patent licensing and maintenance	12	25
Other	361	256
	$7,131	$6,510

Note 8 – Debt

	December 31,	December 31,
	2014	2013

Current:
Credit Facility	$539	$1,438
Counsel Loan	2,985	2,550
	3,524	3,988
Non-current:
Other third party debt	2,580	—

Total debt	$6,104	$3,988

     At December 31, 2014 the Company’s current debt of $3,524 consisted of a third party Credit Facility with a balance of $539 and related party debt (the Counsel Loan) with a balance of $2,985. The Company’s non-current debt of $2,580 consisted of a loan payable to an unrelated third party. At December 31, 2013, all of the Company’s outstanding debt was current.

     The Credit Facility is provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) dated as of June 2, 2009 and most recently amended as of December 1, 2014 (the “Amendment Date”). It is utilized to finance the acquisition of eligible property and equipment for purposes of resale. The Credit Facility bears interest at the greater of the WSJ prime rate + 1.0%, or 4.5%, and the maximum borrowing available under the Credit Facility is US $15,000, subject to HG LLC maintaining a 1:2 ratio of capital funds, i.e. the sum of HG LLC’s tangible net worth plus subordinated indebtedness, as defined in the Loan Agreement, to the outstanding balance. The amount of any advance is determined based upon the value of the eligible assets being acquired, which serve as collateral. At December 31, 2014, $590 of such assets served as collateral for the loan (December 31, 2013 - $606). A monthly fee is payable with respect to unused borrowing (“Unused Line Fee”). Until July 31, 2014, the Unused Line Fee was equal to the product of 0.50% per annum multiplied by the difference between $15,000 and the average loan amount outstanding during the month. Effective August 1, 2014, the Unused Line Fee has been reduced to $3 per month. Payments of a $50 Facility Fee and a $25 Agency Fee are due annually on September 27. The Credit Facility also contains other terms and provisions customary for agreements of this nature, and has been guaranteed by both the Company and Counsel Corporation, the Company's former majority shareholder (together with its subsidiaries, “Counsel”). At December 31, 2014 the Company was in compliance with all covenants of the Credit Facility. The Credit Facility was repaid in full in March 2015.

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

     In the second quarter of 2014, following Counsel’s distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, this facility was replaced and the outstanding balance was transferred to a new facility (also the “Counsel Loan”). Under the new facility, payment is due within thirty days following the end of each quarter. Unpaid balances accrue interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. For 2014 the rate was 5.25%. Please see Note 12 for further discussion of transactions with Counsel.

     During the second quarter of 2014, the Company entered into a loan agreement with an unrelated third party, with a principal amount of $2,500. The loan bears interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate. At December 31, 2014 the principal and accrued interest totalled $2,580. The loan is not subject to any covenants or conditions.

Note 9 – Commitments and Contingencies

     At December 31, 2014, HGI’s commitments consist of the Unused Line Fee on its Credit Facility (as described in Note 8), leases related to its offices in California, Illinois and Arizona, and an automobile lease. The California leases expire in July 2016 and December 2019; the Illinois lease expires in June 2018, and the Arizona lease expires in August 2016. The automobile lease expires in June 2017. The annual lease obligations are as shown below:

2015	$475
2016	378
2017	225
2018	166
Five years and beyond	127
$1,371

     In the normal course of its business, HGI may be subject to contingent liability with respect to assets sold either directly or through Joint Ventures. At December 31, 2014 HGI does not expect any of these contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 10 – Patent Participation Fee

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

     As described further in Note 13, in March 2013, the Company concluded a patent infringement lawsuit, which had initially been filed in August 2009, by entering into a settlement and license agreement in return for a payment of $200. No amounts were payable with respect to the residual discussed above, as the direct costs incurred since the Company last entered into settlement and licensing agreements were in excess of $200.

Note 11 – Income Taxes

     In 2014 the Company recognized a net income tax expense of $24,722, primarily due to a valuation allowance of $24,102 (2013 - $4,740). The valuation allowance was recorded in the first quarter of 2014, as a result of incurring losses in 2012, 2013 and 2014. At December 31, 2014 the Company has aggregate tax net operating loss carry forwards of approximately $86,578 ($57,778 of unrestricted net operating tax losses and approximately $28,800 of restricted net operating tax losses) and unused minimum tax credit carry forwards of $547. Substantially all of the net operating loss carryforwards and unused minimum tax credit carry forwards expire between 2024 and 2034

     The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	2014	2013
Expected federal statutory tax benefit	$(694)	$(1,284)
Increase (reduction) in taxes resulting from:
State income taxes recoverable	56	117
Non-deductible expenses (permanent differences)	537	29
Change in valuation allowance	24,102	4,740
Rate changes	55	112
Other	666	(685)
Income tax expense	$24,722	$3,029

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

     All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The Company applied historic tax loss carry forwards to offset income for tax purposes in 2008, 2010 and 2011, respectively. The 2011 through 2013 taxation years remain open for audit.

     The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

     The components of the deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows:

	2014	2013

Net operating loss carry-forwards	$29,437	$29,816
Minimum tax credit carry forwards	186	186
Intangible assets	(95)	(24)
Stock based compensation	870	679
Start-up costs	(17)	(14)
Depreciation and amortization	8	(3)
Other	52	210
Writedown of inventory	456	452
Trade name	(1,418)	(1,395)
Customer relationships/business network	(1,597)	(500)
Gross deferred tax assets	27,882	29,407
Less: valuation allowance	(28,842)	(4,740)
Deferred tax assets (liabilities), net of valuation allowance	$(960)	$24,667

     As a result of the acquisition of NLEX in the second quarter of 2014, and the recognition of an indefinite-lived intangible asset in the amount of $2,437 related to the NLEX trade name, the Company is required to record a non-current deferred tax liability in the amount of $960.

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

     Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2014, the unrecognized tax benefit has been determined to be $12,059, which is unchanged from the balance as of December 31, 2013.

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

     It is possible that the total amount of the Company’s unrecognized tax benefits will significantly increase or decrease within the next 12 months. These changes may be the result of future audits, the application of “change in ownership” rules leading to further restrictions in tax losses arising from changes in the capital structure of the Company, reductions in available tax loss carry forwards through future merger, acquisition and/or disposition transactions, failure to continue a significant level of business activities, or other circumstances not known to management at this time. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Note 12 – Related Party Transactions

Debt with Counsel

     Until the second quarter of 2014, as discussed below and in Note 8, Counsel was the Company’s majority shareholder. Counsel remains a related party, following the distribution of its investment in HGI to Counsel shareholders, as a result of the Services Agreement discussed below. Therefore, at December 31, 2014 the Company reported the $2,985 owing to Counsel as related party debt. At December 31, 2013 the Company had a balance owing to Counsel of $2,550. Interest on the debt has been accrued to December 31 and has been capitalized.

Counsel Services Provided to Company

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

     In the first quarter of 2013, Counsel announced its plan to dispose of its interest in HGI, and on March 20, 2014, Counsel declared a dividend in kind, consisting of Counsel’s distribution of its majority interest in HGI to Counsel shareholders. The payment was made on April 30, 2014 to shareholders of record at April 1, 2014.

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

     The amounts charged by Counsel are detailed below:

	Year ended
Item	December 31,
	2014	2013
Management fees	$360	$360
Other charges	75	74
Total	$435	$434

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

     The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses, are detailed below:

	Year ended
Leased premises location	December 31,
	2014	2013
Foster City, CA	$228	$228
Edwardsville, IL	57	—
White Plains, NY	—	66
Los Angeles, CA	—	12
Total	$285	$306

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

Note 13 – Legal Proceedings

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

Note 14 – Capital Stock

	Number of Shares		Capital Stock
Issued and outstanding	2014	2013	2014	2013

Common shares, $0.01 par value	28,167,408	28,167,248	$282	$282
Class N preferred shares, $10.00 par value	575	579	$6	$6

     The Company’s authorized capital stock consists of 300,000,000 common shares, with a par value of $0.01 per share, and 10,000,000 preferred shares with a par value of $10.00 per share.

     On February 29, 2012, the Company issued 1,000,000 shares in connection with its acquisition of HGP. On August 10, 2012, as discussed in Note 12, the Company issued 400,000 shares to each of its Co-CEOS, in exchange for intellectual property licensing agreements. On July 26, 2013, as also discussed in Note 12, the Co-CEOs returned the 800,000 shares in order to re-acquire the licensing agreements. The shares were cancelled.

     During the second quarter of 2013, the Company issued 21,500 shares due to option exercises. There were no option exercises during 2014.

     Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each Class N preferred share is $1,000.00, and each share is convertible to 40 common shares at the rate of $25.00 per common share. During 2014, 4 shares of the Company’s Class N preferred stock were converted into 160 shares of the Company’s common stock; during 2013, 13 shares of the preferred stock were converted into 520 shares of the Company’s common stock. At December 31, 2014 and 2013, of the 10,000,000 shares of preferred stock authorized, 9,486,500 remain undesignated and unissued.

Note 15 – Stock-Based Compensation

Stock- Based Compensation Plans
     At December 31, 2014, the Company had three stock-based compensation plans, which are described below. All share amounts disclosed below reflect the effect of the 1-for-20 reverse stock split which was approved by the stockholders on November 26, 2003.

     2003 Stock Option and Appreciation Rights Plan
     In November 2003, the stockholders of the Company approved the 2003 Stock Option and Appreciation Rights Plan (the “2003 Plan”) which provided for the issuance of incentive stock options, non-qualified stock options and SARs up to an aggregate of 2,000,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). The plan had a ten-year term, and therefore after 2013 no options have been issued. The price at which shares of common stock covered by the option can be purchased was determined by the Company’s Board or a committee thereof; however, in the case of incentive stock options the exercise price was never less than the fair market value of the Company’s common stock on the date the option was granted.

	2014	2013

Options outstanding, beginning of year	1,275,000	1,565,000
Options granted	—	200,000
Options exercised	—	(30,000)
Options forfeited	(17,500)	(280,000)
Options expired	(47,500)	(180,000)
Options outstanding, end of year	1,210,000	1,275,000

     The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.00 per share. No SARs were issued under the 2003 Plan.

     2010 Non-Qualified Stock Option Plan
     In the fourth quarter of 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or a committee appointed by the Board). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2014, 50,000 options were granted to the Company’s independent directors and 50,000 options were granted to an officer of the Company.

	2014	2013

Options outstanding, beginning of year	—	1,250,000
Options granted	100,000	—
Options forfeited	—	(1,250,000)
Options outstanding, end of year	100,000	—

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

	2014	2013

Options outstanding, beginning of year	230,000	230,000
Options granted	—	—
Options forfeited	—	—
Options outstanding, end of year	230,000	230,000

Other Options Issued
     In the first quarter of 2012, the Company’s Board approved the issuance of options as part of the acquisition of HGP, and reserved 625,000 shares of common stock for issuance upon option exercise. The options have an exercise price of $2.00, and vest over four years, beginning on the first anniversary of the grant date. Unlike other options issued by the Company under its stock option plans, the options issued as part of the HGP acquisition survive termination of employment. None of the option holders have terminated their employment with the Company.

	2014	2013

Options outstanding, beginning of year	625,000	625,000
Options granted	—	—
Options forfeited	—	—
Options outstanding, end of year	625,000	625,000

Stock-Based Compensation Expense
     Total compensation cost related to stock options in 2014 and 2013 was $484 and $532, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2014, no options were exercised and therefore no tax benefit was recognized. During 2013, a tax benefit of $3 was recognized in connection with the exercise of 30,000 options. During 2013, the Company received $10 of cash in connection with the exercise of options. Option holders are not entitled to receive dividends or dividend equivalents.

     During 2014, the Company granted a total of 100,000 options. Of these, 50,000 were issued to an officer of the Company, and 50,000 were issued to the Company’s independent directors in accordance with their standard compensation. During 2013, the Company granted a total of 200,000 options. Of these, 150,000 were issued to an officer of the Company, and 50,000 were issued to the Company’s independent directors. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Risk-free interest rate	0. 69% - 0.88%	0.39% - 0.40%
Expected life (years)	4.75	4.75
Expected volatility	100%	124% - 125%
Expected dividend yield	Zero	Zero
Expected forfeitures	Zero	Zero

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

     The following summarizes the changes in common stock options for the years ended December 31, 2014 and 2013:

	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	2,130,000	$1.75	3,898,198	$1.75
Granted	100,000	$0.70	200,000	$1.00
Exercised	—	N/A	(30,000)	$0.51
Expired	(47,500)	$1.18	(408,198)	$0.85
Forfeited	(17,500)	$2.00	(1,530,000)	$1.91
Outstanding at end of year	2,165,000	$1.71	2,130,000	$1.75

Options exercisable at year end	1,330,000	$1.75	930,000	$1.69

Weighted-average fair value of options granted during the year		$0.36		$0.76

     As of December 31, 2014, the total unrecognized stock-based compensation expense related to unvested stock options was $359, which is expected to be recognized over a weighted-average period of twenty months.

     The following summarizes the changes in unvested common stock options for the years ending December 31, 2014 and 2013:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2013	1,200,000	$1.67
Granted	100,000	$0.36
Vested	(447,500)	$1.73
Forfeited	(17,500)	$1.73
Unvested at December 31, 2014	835,000	$1.48

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2012	2,600,000	$1.23
Granted	200,000	$0.76
Vested	(790,000)	$1.16
Forfeited	(810,000)	$0.53
Unvested at December 31, 2013	1,200,000	$1.67

     The total fair value of options vesting during the years ending December 31, 2014 and 2013 was $773 and $914, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

     The following table summarizes information about all stock options outstanding at December 31, 2014:

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Options	Remaining	Exercise	Number	Remaining	Exercise
Exercise price	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price
$ 0.08 to $ 0.15	80,000	1.75	$0.12	80,000	1.75	$0.12
$ 0.69 to $ 1.00	380,000	4.77	$0.93	120,000	3.07	$0.95
$ 1.83 to $ 2.00	1,705,000	3.83	$1.97	1,130,000	3.74	$1.95
	2,165,000	3.92	$1.71	1,330,000	3.56	$1.75

     At December 31, 2014 and 2013, the aggregate intrinsic value of exercisable options was $16 and $42, respectively. The intrinsic value of options exercised during 2013 was $3. There were no options exercised during 2014.

Note 16 – Property, Plant and Equipment

     Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Estimated service lives are 5 years for furniture, fixtures and office equipment and 3 years for software and information systems. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

     The following summarizes the components of the Company’s property and equipment:

	December 31,	December 31,
	2014	2013

Furniture, fixtures and office equipment	$178	$30
Software and information systems	199	22
Leasehold improvements	24	81
	401	133
Accumulated depreciation	(251)	(101)
Property, plant and equipment, net	$150	$32

     Depreciation expense related to property, plant and equipment, and charged to operations, was $23 and $19 for 2014 and 2013, respectively.

Note 17 – Subsequent Events

     The Company has evaluated events subsequent to December 31, 2014 for disclosure. There have been no material subsequent events requiring disclosure in this Report.