Form 10-Q
period 2015-03-31
Heritage Global Inc.
filed 2015-05-14
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-17973

HERITAGE GLOBAL INC.
(Exact name of registrant as specified in its charter)

Florida	59-2291344
(State or Other Jurisdiction of
Incorporation or Organization)	(I.R.S. Employer Identification No.)

12625 High Bluff Drive, Suite 305, San Diego, CA 92130
(Address of Principal Executive Offices)

(858) 847-0656
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
Yes [   ]      No [X]

As of May 5, 2015, there were 28,167,408 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$3,810	$3,633
Accounts receivable (net of allowance for doubtful accounts of $31; 2014 - $31)	742	3,043
Deposits	2	173
Inventory – equipment	519	139
Other current assets	512	586
Income taxes receivable	10	1
Total current assets	5,595	7,575
Non-current assets:
Inventory – real estate	6,508	6,508
Asset liquidation investments	801	978
Other equity-method investments	21	156
Property, plant and equipment, net	143	150
Identifiable intangible assets, net	7,505	7,657
Goodwill	8,846	8,846
Total assets	$29,419	$31,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,522	$7,131
Debt payable to third parties	2,617	539
Debt payable to a related party	2,053	2,985
Contingent consideration	803	803
Total current liabilities	11,995	11,458
Non-current liabilities:
Debt payable to third parties	—	2,580
Contingent consideration	3,484	3,395
Deferred tax liabilities	960	960
Total liabilities	16,439	18,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 575 Class N shares at March 31, 2015 and December 31, 2014, liquidation preference of $575 at March 31, 2015 and December 31, 2014	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,167,408 shares at March 31, 2015 and December 31, 2014	282	282
Additional paid-in capital	283,811	283,691
Accumulated deficit	(271,055)	(270,468)
Accumulated other comprehensive loss	(64)	(34)
Total stockholders’ equity	12,980	13,477
Total liabilities and stockholders’ equity	$29,419	$31,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands of US dollars, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue:
Asset liquidation
Commissions and other	$2,812	$1,010
Asset sales	833	975
Total revenue	3,645	1,985

Operating costs and expenses:
Asset liquidation	1,030	465
Patent licensing and maintenance	38	11
Selling, general and administrative, including expenses paid to related parties	2,885	2,138
Depreciation and amortization	159	118
Total operating costs and expenses	4,112	2,732
	(467)	(747)
Earnings (loss) of asset liquidation investments	34	(30)
Operating loss	(433)	(777)
Other income (expenses):
Earnings of other equity method investments	5	11
Interest expense – third party	(134)	(71)
Interest expense – related party	(22)	(67)
Total other expenses	(151)	(127)
Loss before income tax expense	(584)	(904)
Income tax expense	3	24,667
Net loss	(587)	(25,571)
Other comprehensive loss:
Currency translation adjustment (net of tax of $0)	(30)	(6)
Comprehensive loss	$(617)	$(25,577)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,167	28,167

Net loss per share – basic and diluted	$(0.02)	$(0.91)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2015
(in thousands of US dollars, except share amounts)
(unaudited)

							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total

Balance at January 1, 2015	575	$6	28,167,408	$282	$283,691	$(270,468)	$(34)	$13,477
Compensation cost related to stock options	—	—	—	—	120	—	—	120
Net loss	—	—	—	—	—	(587)	—	(587)
Foreign currency translation	—	—	—	—	—	—	(30)	(30)
Balance at March 31, 2015	575	$6	28,167,408	$282	$283,811	$(271,055)	$(64)	$12,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(587)	$(25,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest added to principal of third party debt	37	10
Accrued interest added to principal of related party debt	22	67
Accretion of contingent consideration discount	89	—
Stock-based compensation expense	120	123
Earnings of other equity method investments	(5)	(11)
Depreciation and amortization	159	118

Changes in operating assets and liabilities:
Decrease in accounts receivable	310	802
Decrease in deposits	171	—
Increase in inventory	(380)	(113)
Decrease in asset liquidation investments	177	369
Decrease in other current assets	74	32
Increase in income taxes receivable	(9)	(21)
Decrease in deferred income tax assets	—	24,667
Decrease in accounts payable and accrued liabilities	(640)	(1,148)
Net cash used in operating activities	(462)	(676)

Cash flows provided by (used in) investing activities:
Cash distributions from other equity method investments	140	44
Proceeds from sale of other equity method investments	1,992	—
Investment in other equity method investments	—	(11)
Purchase of property, plant and equipment	—	(7)
Net cash provided by investing activities	2,132	26

Cash flows provided by (used in) financing activities:
Repayment of debt payable to third parties	(539)	(200)
Proceeds from debt payable to a related party	633	439
Repayment of debt payable to a related party	(1,587)	—
Net cash provided by (used in) financing activities	(1,493)	239
Net increase (decrease) in cash and cash equivalents	177	(411)
Cash and cash equivalents at beginning of period	3,633	3,213
Cash and cash equivalents at end of period	$3,810	$2,802

Supplemental cash flow information:
Taxes paid	$47	$28
Interest paid	$22	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(amounts in thousands, except share and per share amounts and where specifically indicated)

Note 1 –Basis of Presentation

     These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company”, “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business, which began operations in 2009.

     We have prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management’s opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

     The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2015. The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated balance sheet at December 31, 2014, contained in the above referenced Form 10-K.

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

     Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, investments, deferred income tax assets, goodwill and intangible assets, liabilities, contingent consideration and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies in the first three months of 2015.

Recently Adopted Accounting Pronouncements

     In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. It also expands the scope of ASC 205-20 to disposals of equity method investments and acquired businesses held for sale. With respect to disclosures, ASU 2014-08 both 1) expands disclosure requirements for transactions that meet the definition of a discontinued operation, and 2) requires entities to disclose information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. ASU 2014-08 also requires specific presentation of various items on the face of the financial statements. ASU 2014-08 is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The Company therefore adopted ASU 2014-08 in the first quarter of 2015. However, since the Company does not currently have either discontinued operations or any planned disposals that would require the expanded reporting required by ASU 2014-08, its adoption had no impact on its consolidated financial statements.

Future Accounting Pronouncements

     In January 2015, the FASB issued Accounting Standards update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the requirement for entities to consider whether an underlying event or transaction is extraordinary, and, if so, to separately present the item in the income statement net of tax, after income from continuing operations. Instead, items that are both unusual and infrequent should be separately presented as a component of income from continuing operations, or be disclosed in the notes to the financial statements. ASU 2015-01 will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Early adoption is permitted provided that the new standard is applied from the beginning of the fiscal year of adoption. The Company has not historically reported extraordinary items in its consolidated financial statements, and is not aware of any pending transactions or events that might have required reporting as extraordinary items, and therefore does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

     In March 2015, the FASB issued Accounting Standards update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates entity specific consolidation guidance for limited partnerships, and revises other aspects of the consolidation analysis, but does not change the existing consolidation guidance for corporations that are not variable interest entities (“VIEs”). For public business entities, ASU 2015-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company has not yet adopted ASU 2015-02 nor assessed its potential impact on its consolidated financial statements.

     In April 2015, the FASB issued Accounting Standards update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. For public business entities, ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company has not yet adopted ASU 2015-03 nor assessed its potential impact on its consolidated financial statements.

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

     The consideration for the acquisition consisted of $2,000 cash, and an earnout provision (“contingent consideration”). Under the terms of the NLEX purchase agreement, the Company will pay, to the former owner of NLEX, 50% of gross revenues of NLEX and its affiliates, minus 50% of certain expenses, for each of the four years following the closing. The payments are due on or about July 30 of each year, beginning in 2015. The contingent consideration is capped at an aggregate of $5,000, and at March 31, 2015, subject to the application of a 9% discount rate, is estimated to have a present value of $4,287. Key assumptions in determining this present value include projected earnings to the end of 2018 and a weighted average cost of capital of 31.6%. At March 31, 2015, the Company has estimated that the current portion of the contingent consideration is $803, and that the non-current portion is $3,484.

     During the period June 1, 2014 through December 31, 2014, the Company recognized a total of $210 of interest expense which represents the accretion of the present value discount during the period. The Company recognized an additional $89 during the period January 1, 2015 through March 31, 2015.

     The intangible assets and goodwill are discussed in more detail in Note 6.

Note 4 – Stock-based Compensation

     At March 31, 2015 the Company had three stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2014, contained in the Company’s most recently filed Annual Report on Form 10-K.

     During the first three months of both 2015 and 2014, the Company issued 50,000 options to the Company’s independent directors as part of their annual compensation. No options were exercised, were forfeited or expired during the first three months of either 2015 or 2014.

      The following summarizes the changes in common stock options for the three months ended March 31, 2015:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	2,165,000	$1.71
Granted	50,000	$0.42
Outstanding at March 31, 2015	2,215,000	$1.68

Options exercisable at March 31, 2015	1,583,750	$1.75

     As of March 31, 2015 there is approximately $253 of non-recognized stock based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 1.8 years.

Note 5 – Loss Per Share

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

     Options are included in the calculation of diluted earnings per share (“diluted EPS”), since they are assumed to be exercised, except when their effect would be anti-dilutive. For the three months ended March 31, 2015 and 2014, respectively, the Company recorded a net loss and therefore included zero options in its calculation of diluted EPS, since they would be anti-dilutive.

Note 6 – Intangible Assets and Goodwill

     Identifiable intangible assets

     The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014. The HGP-related intangible assets are a Customer/Broker Network and a Trade Name, with useful lives of 12 and 14 years, respectively. The NLEX-related intangible assets are Customer Relationships, a Non-Compete Agreement and a Website, with useful lives of 7.6, 2 and 5 years respectively, and a Trade Name. The Trade Name has an indefinite life and therefore is not being amortized. The details of all identifiable intangible assets are shown below:

	March 31,	December 31,
Amortized Intangible Assets	2015	2014
Customer/Broker Network (HGP)	$4,180	$4,180
Accumulated amortization	(1,074)	(987)
	3,106	3,193

Trade Name (HGP)	1,460	1,460
Accumulated amortization	(322)	(295)
	1,138	1,165

Customer Relationships (NLEX)	834	834
Accumulated amortization	(91)	(64)
	743	770

Non-Compete Agreement (NLEX)	71	71
Accumulated amortization	(30)	(21)
	41	50

Website (NLEX)	48	48
Accumulated amortization	(8)	(6)
	40	42

Total net amortized intangible assets	5,068	5,220

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	2,437

Total net intangible assets	$7,505	$7,657

     Amortization expense during the first three months of 2015 and 2014 was $152 and $113, respectively. No significant residual value is estimated for these intangible assets.

     The estimated amortization expense during the next five fiscal years is shown below:

Year	Amount
2015	$455
2016	$587
2017	$572
2018	$572
2019	$566

Goodwill

     The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown below. There were no impairment losses or other charges to the carrying amount of goodwill during the three months ended March 31, 2015.

Entity acquired	Acquisition date	Goodwill
Equity Partners	June 2011	$573
HGP	February 2012	4,728
NLEX	June 2014	3,545
Total goodwill		$8,846

Note 7 – Asset Liquidation Investments and Other Investments

Summarized financial information – Equity accounted asset liquidation investments

     The table below details the summarized results of operations attributable to HGI from the Joint Ventures in which it was invested:

	Three months ended
	March 31,
	2015	2014

Gross revenues	$34	$10
Gross profit (loss)	$34	$(30)
Net income (loss)	$34	$(30)

Other investments

     At March 31, 2015 and December 31, 2014, the Company’s sole other equity investment consisted of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company. The investment was acquired in December 2007 for a purchase price of $20. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several public and non-public Internet-based e-commerce businesses. The Company accounts for its investment under the equity method.

     At December 31, 2014 the Company’s net investment was $156, which included approximately $136 representing the Company’s proportionate share of profits related to the Fund’s fair value increase and projected exit from one of its investments. The Company received a distribution of $140 in March 2015, representing the final determination of its share of the profits. At March 31, 2015, following the Company recording its share of Knight’s Bridge GP’s first quarter operations, the Company’s investment had a balance of $21.

Note 8 – Debt

	March 31,	December 31,
	2015	2014

Current:
Credit Facility	$—	$539
Other third party debt	2,617	—
Counsel Loan	2,053	2,985
	4,670	3,524
Non-current:
Other third party debt	—	2,580

Total debt	$4,670	$6,104

     At March 31, 2015 all of the Company’s debt was current, and consisted of a $2,617 loan payable to an unrelated third party (the “Third Party Loan”), and $2,053 of related party debt (the “Counsel Loan”). At December 31, 2014 the Company had current debt of $3,524, consisting of a third party Credit Facility with a balance of $539 and the Counsel Loan with a balance of $2,985. Also, at December 31, 2014, the Third Party Loan was non-current and had a balance of $2,580.

     The Third Party Loan was entered into during the second quarter of 2014, for a principal amount of $2,500. The loan bears interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate. The loan is not subject to any covenants or conditions.

     The Counsel Loan was originally entered into during the fourth quarter of 2003, accrued interest at 10% per annum compounded quarterly from the date funds were advanced, and was due on demand. Any outstanding balance under the Counsel Loan was secured by the assets of the Company.

     In the second quarter of 2014, following Counsel’s distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, this facility was replaced and the outstanding balance was transferred to a new facility (also the “Counsel Loan”). Under the new facility, payment is due within thirty days following the end of each quarter. Unpaid balances accrue interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. For 2014 and 2015 the rate was 5.25%. Please see Note 11 for further discussion of transactions with Counsel.

     The Credit Facility that was outstanding at December 31, 2014 was provided to HG LLC by a U.S. bank under the terms and provisions of a certain Loan and Security Agreement (the “Loan Agreement”) originally dated as of June 2, 2009 and most recently amended as of December 1, 2014 (the “Amendment Date”). It was utilized to finance the acquisition of eligible property and equipment for purposes of resale, and bore interest at the greater of the WSJ prime rate + 1.0%, or 4.5%. The maximum borrowing available under the Credit Facility was  $15,000. The Credit Facility was repaid in full in March 2015. Subsequent to the repayment of the Credit Facility the Company has not yet obtained equivalent third party financing.

Note 9 – Patent Participation Fee

     In 2003, HGI acquired a VoIP patent from a third party. Consideration provided was $100 plus a 35% residual payable to the third party relating to the net proceeds from future licensing and/or enforcement actions from the HGI VoIP Patent Portfolio. Net proceeds are defined as amounts collected from third parties net of the direct costs associated with putting the licensing or enforcement in place and related collection costs. The vendor of the VoIP Patent was also granted a first priority security interest in the patent in order to secure HGI’s obligations under the associated purchase agreement. The Company has not been required to make any payments since 2009.

Note 10 – Income Taxes

     At March 31, 2015 the Company has aggregate tax net operating loss carry forwards of approximately $86,868 ($58,068 of unrestricted net operating tax losses and approximately $28,800 of restricted net operating tax losses) and unused minimum tax credit carry forwards of $547. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2025 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

     The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons:

	Three months
	ended March 31,
	2015	2014

Expected federal statutory tax benefit	$(231)	$(354)
Increase (reduction) in taxes resulting from:
State income taxes recoverable	3	—
Non-deductible expenses (permanent differences)	11	8
Change in valuation allowance	1,164	24,749
Rate changes	16	36
Other	(960)	228
Income tax expense	$3	$24,667

     We record net deferred tax assets to the extent that we believe such assets will more likely than not be realized. As a result of our cumulative losses and uncertainty with respect to future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2014 and 2015.

Note 11 – Related Party Transactions

Debt with Counsel

     Until the second quarter of 2014, as discussed below, Counsel was the Company’s majority shareholder. Counsel remains a related party, following the distribution of its investment in HGI to Counsel shareholders, as a result of the Services Agreement discussed below. Therefore, at March 31, 2015 and December 31, 2014, the Company reported amounts owed to Counsel of $2,053 and $2,985, respectively, as related party debt. Interest of $379 has been accrued and capitalized as of March 31, 2015.

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

     Following this disposition, the Company and Counsel entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Counsel remains as external manager and continues to provide the same services, at similar rates. The Services Agreement had an initial term of one year, with a provision for automatic renewal for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. The Company intends to internalize its management in the future, but at March 31, 2015, the Services Agreement remained in effect.

     The amounts charged by Counsel are detailed below:

	Three months ended
	March 31,
	2015	2014
Management fees	$90	$90
Other charges	19	19
Total	$109	$109

Transactions with Other Related Parties

     The Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by senior officers of HGP. It also leases office space in Edwardsville, IL, as part of the operations of NLEX, which is owned by senior officers of NLEX. The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses, are detailed below:

	Three months
	ended March 31,
Leased premises location	2015	2014
Foster City, CA	$57	$57
Edwardsville, IL	24	—
Total	$81	$57

Note 12 – Subsequent Events

     The Company has evaluated events subsequent to March 31, 2015 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are presented in thousands of U.S. dollars, unless otherwise indicated, except per share amounts)

     The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three months ended March 31, 2015, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”).

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

     On June 2, 2014, effective as of May 31 , 2014, the Company acquired all of the outstanding equity of National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company. Prior to the acquisition, NLEX’s role was limited to being a broker or agent, but that role may expand to include NLEX acting as a principal. The transaction is also discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

     The organization chart below outlines the basic corporate structure of the Company as of March 31, 2015.

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

     As a result of the events and acquisitions outlined above, HGI is positioned to provide an array of value-added capital asset solutions: auction and appraisal services, traditional asset disposition sales, and financial solutions for distressed businesses and properties. Management believes that HGI’s expanded global platform will allow the Company to achieve its long term industry leadership goals.

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

     The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies in the first three months of 2015.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

     Liquidity

     At March 31, 2015 the Company had a working capital deficit of $6,400, as compared to a working capital deficit of $3,883 at December 31, 2014, an increase of $2,517.

     The Company’s current assets decreased to $5,595 compared to $7,575 at December 31, 2014. The most significant change was a decrease of $2,301 in accounts receivable. This was primarily due to the receipt of $1,992 of proceeds related to the Company’s exit from its investment in Polaroid during the fourth quarter of 2014, $1,587 of which was then used to repay related party debt (the “Counsel Loan”) owing to Counsel.

     The Company’s current liabilities increased to $11,995 compared to $11,458 at December 31, 2014. Accounts payable and accrued liabilities decreased by $609, and the Counsel Loan decreased by net $932, for a total decrease of $1,541. This was offset by a net increase of $2,078 in the Company’s current third party debt. Although during the first quarter of 2015 the Company repaid the $539 Credit Facility balance that was outstanding at December 31, 2014, it also increased its current third party debt by $2,580 (the “Third Party Loan”) that was non-current at December 31, 2014. In addition, the Third Party Loan was increased by the accrual of $37 of interest during the first quarter of 2015. The Third Party Loan matures on January 15, 2016.

     During the first quarter of 2015, the Company’s primary sources of cash were the operations of its asset liquidation business, cash receipts of $2,132 related to its equity method investments, and advances of $633 under the Counsel Loan. Cash disbursements, other than those related to debt repayment of $2,126 ($539 to third parties and $1,587 under the Counsel Loan), were primarily related to operating expenses.

     It should be noted that the Company has historically classified both real estate inventory and asset liquidation investments as non-current, although they are expected to be converted to cash within a year. At March 31, 2015 and December 31, 2014, these assets totaled $7,309 and $7,486, respectively.

     The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

     Ownership Structure and Capital Resources

  At March 31, 2015 the Company had stockholders’ equity of $12,980, as compared to $13,477 at December 31, 2014.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record on April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel has continued to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 11 in the unaudited condensed consolidated financial statements.

Cash Position and Cash Flows

     Cash and cash equivalents at March 31, 2015 were $3,810 as compared to $3,633 at December 31, 2014, an increase of $177.

     Cash provided by or used in operating activities Cash used in operating activities was $462 during the three months ended March 31, 2015 as compared to $676 cash used during the same period in 2014. During the first three months of 2015 the Company had a pre-tax loss of $584, as compared to a pre-tax loss of $904 for the same period in 2014, a decrease of $320. The operations of NLEX, which was acquired during the second quarter of 2014, generated $335 of operating profit in the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2015.

     With respect to operations, the Company’s operating loss decreased to $433 as compared to $777 for the same period in 2014. Gross profit from asset liquidation operations, including earnings from asset liquidation investments, increased by $1,159. This change was largely due to the inclusion of NLEX gross profit of $962 in 2015. Operating expenses, including depreciation and amortization, increased by $788, of which $628 related to the 2015 inclusion of NLEX. Interest expense in 2015 was $18 greater than in 2014, at $156 compared to $138. In the first three months of 2015 the Company recorded tax expense of $3, as compared to recording expense of $24,667 in 2014, which consisted of a write-down of deferred income tax assets.

     The most significant changes in operating activities during the first three months of 2015 as compared to the first three months of 2014, aside from those relating to tax, were in accounts receivable and accounts payable and accrued liabilities. Accounts receivable decreased by $310 in 2015 as compared to decreasing by $802 in 2014. Accounts payable and accrued liabilities decreased $640 in 2015 as compared to decreasing $1,148 in 2014.

     Cash provided by or used in investing activities Cash provided by investing activities during the three months ended March 31, 2015 was $2,132, as compared to $26 cash provided during the same period in 2014. The 2015 activity consisted solely of the following cash receipts related to the Company’s equity method investments: $1,992 of proceeds from the Company’s December 2014 exit from Polaroid, and $140 of distribution from Knight’s Bridge GP. In 2014 the Company invested $11 in Polaroid, and received $44 of cash distributions.

     Cash provided by or used in financing activities Cash used in financing activities was $1,493 during the three months ended March 31, 2015, as compared to $239 cash provided during the same period in 2014. The 2015 activity consisted of $539 repaid to third parties, and net $954 repaid to Counsel. In 2014, the Company repaid $200 to third parties and received $439 from Counsel.

Management’s Discussion of Results of Operations

     The following table sets out the Company’s condensed consolidated quarterly results of operations for the eight quarters ended March 31, 2015, as well as for the three months ended March 31, 2014 and 2015.

									Three months ended
	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14	Q1/15	March 31/14	March 31/15
Revenue
Asset liquidation:
Commissions and other	1,780	1,064	2,232	1,010	2,312	1,365	3,239	2,812	1,010	2,812
Asset sales	152	1,201	247	975	499	4,738	48	833	975	833
Total asset liquidation revenue	1,932	2,265	2,479	1,985	2,811	6,103	3,287	3,645	1,985	3,645
Intellectual property licensing	-	624	-	-	-	-	-	-	-	-
Total revenue	1,932	2,889	2,479	1,985	2,811	6,103	3,287	3,645	1,985	3,645

Operating costs and expenses:
Asset liquidation	341	905	1,030	465	569	3,385	212	1,030	465	1,030
Patent licensing and maintenance	6	10	25	11	5	16	11	38	11	38
Selling, general and administrative	2,580	2,078	2,404	2,138	2,604	2,682	3,565	2,885	2,138	2,885
Depreciation and amortization	119	118	114	118	120	119	209	159	118	159
Interest expense	174	130	157	138	139	122	305	156	138	156
Total operating costs and expenses	3,220	3,241	3,730	2,870	3,437	6,324	4,302	4,268	2,870	4,268

	(1,288)	(352)	(1,251)	(885)	(626)	(221)	(1,015)	(623)	(885)	(623)

Earnings (loss) of asset liquidation investments	7	456	(65)	(30)	18	(41)	196	34	(30)	34
Earnings of other equity method investments	38	23	65	11	24	129	97	5	11	5
Other income	-	-	-	-	-	-	551	-	-	-

Income (loss) before tax	(1,243)	127	(1,251)	(904)	(584)	(133)	(171)	(584)	(904)	(584)

Income tax expense (recovery)	(500)	387	3,495	24,667	-	55	-	3	24,667	3

Net loss	(743)	(260)	(4,746)	(25,571)	(584)	(188)	(171)	(587)	(25,571)	(587)

          The Company’s asset liquidation revenue has several components: 1) traditional asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, 2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt, and 3) fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from asset liquidation investments.

Three-Month Period Ended March 31, 2015 Compared to Three-Month Period Ended March 31, 2014

     Asset liquidation revenues were $3,645 in 2015 compared to $1,985 in 2014, asset liquidation expense was $1,030 in 2015 compared to $465 in 2014, and earnings of asset liquidation investments were $34 in 2015 compared to a loss of $30 in 2014. The net earnings of these three items were therefore $2,649 in 2015 compared to $1,490 in 2014, an increase of $1,159 or 77.8%. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased net earnings in the current quarter reflect the vagaries of the timing of asset liquidation transactions. They also reflect the acquisition of NLEX, which was responsible for $962 of the quarter’s net asset liquidation earnings.

     Patent licensing and maintenance expense was $38 during the three months ended March 31, 2015, compared to $11 during the same period in 2014.

     Selling, general and administrative expense, including expenses paid to related parties, was $2,885 during the three months ended March 31, 2015, compared to $2,138 during the same period in 2014, an increase of $747 or 34.9%. Expenses increased overall primarily due to the inclusion of NLEX expenses of $628 in 2015.

     Significant components of selling, general and administrative expense were as shown below:

	Three months ended
	March 31,
	2015	2014	% change
Compensation:
HGP	$943	$950	(0.7)
Equity Partners	310	251	23.5
NLEX	454	—	N/A
President’s salary	34	34	—
Stock-based compensation	120	123	(2.4)

Legal	111	30	270.0
Consulting	103	119	(13.4)
Counsel management fees	90	90	—
Accounting and tax consulting	76	72	5.6
Insurance, including Directors and Officers liability	45	37	21.6
Occupancy	143	112	27.6
Travel and entertainment	227	160	41.9
Advertising and promotion	102	80	27.5

     The increases in insurance, occupancy, travel and entertainment, and advertising and promotion expense are due to the inclusion of NLEX expenses in 2015. The increase in legal is due to increased corporate costs, as well as fees incurred with respect to specific asset liquidation deal settlement, and costs to exit the Credit Facility that was paid in full during the first quarter of 2015.

     Depreciation and amortization expense was $159 in 2015 compared to $118 in 2014. Amortization expense related to intangible assets was $152 in 2015 compared to $113 in 2014, with the increase in 2015 due to the inclusion of amortization of the NLEX intangible assets acquired in the second quarter of 2014. In both years, the remaining expense represents depreciation of property, plant and equipment.

     Inflation. Inflation did not have a significant impact on our results during the most recent fiscal quarter.

     Off-Balance Sheet Transactions. We have not engaged in any material off-balance sheet transactions.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

     We prepared our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

									Three months ended
	Q2/13	Q3/13	Q4/13	Q1/14	Q2/14	Q3/14	Q4/14	Q1/15	March 31/14	March 31/15

EBITDA	(950)	375	(980)	(648)	(325)	108	343	(269)	(648)	(269)

Deduct:
Depreciation and amortization	119	118	114	118	120	119	209	159	118	159
Interest expense	174	130	157	138	139	122	305	156	138	156
Income tax expense (recovery)	(500)	387	3,495	24,667	-	55	-	3	24,667	3

Net loss	(743)	(260)	(4,746)	(25,571)	(584)	(188)	(171)	(587)	(25,571)	(587)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of interest rates. Due to the fact that our cash is deposited with major financial institutions, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. The Counsel Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. Assuming that the Counsel Loan amount at March 31, 2015 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $21 for that twelve-month period. We do not believe that, in the near term, we are subject to material market risk on our debt.

     We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2015. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Originally our operations were conducted primarily in the United States and as such were not subject to material foreign currency exchange rate risk. With the expansion of our operations to Europe in the third quarter of 2012, we have become subject to greater foreign currency exchange rate risk. Management monitors operations and will act as required to minimize this risk.

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

     Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

Heritage Global Inc.

Date: May 14, 2015	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)