Form 10-Q
period 2015-06-30
Heritage Global Inc.
filed 2015-08-13
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission file number: 0-17973

Heritage Global Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2291344
(State or Other Jurisdiction of
Incorporation or Organization)	(I.R.S. Employer Identification No.)

12625 High Bluff Drive, Suite 305, San Diego, CA 91230
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
Yes [   ]      No [X]

As of August 7, 2015, there were 28,467,648 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$2,707	$3,633
Accounts receivable (net of allowance for doubtful accounts of $31; 2014 - $31)	612	3,043
Deposits	140	173
Inventory – equipment	115	139
Other current assets	492	587
Total current assets	4,066	7,575
Non-current assets:
Inventory – real estate	6,508	6,508
Equity method investments	442	1,134
Property and equipment, net	129	150
Identifiable intangible assets, net	7,354	7,657
Goodwill	8,846	8,846
Total assets	$27,345	$31,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,587	$7,225
Debt payable to third parties	2,500	525
Debt payable to related party	1,604	2,985
Contingent consideration	513	803
Total current liabilities	10,204	11,538
Non-current liabilities:
Debt payable to third parties	—	2,500
Contingent consideration	3,737	3,395
Deferred tax liabilities	960	960
Total liabilities	14,901	18,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at June 30, 2015 and 575 Class N shares at December 31, 2014	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,467,648 shares at June 30, 2015 and 28,167,408 shares at December 31, 2014	285	282
Additional paid-in capital	283,964	283,691
Accumulated deficit	(271,748)	(270,468)
Accumulated other comprehensive loss	(63)	(34)
Total stockholders’ equity	12,444	13,477
Total liabilities and stockholders’ equity	$27,345	$31,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands of US dollars, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Asset liquidation
Commissions and other	$2,379	$2,312	$5,191	$3,322
Asset sales	579	499	1,412	1,474
Total revenue	2,958	2,811	6,603	4,796

Operating costs and expenses:
Asset liquidation	582	569	1,612	1,034
Selling, general and administrative, including expenses paid to related parties	2,985	2,609	5,908	4,758
Depreciation and amortization	165	120	324	238
Total operating costs and expenses	3,732	3,298	7,844	6,030
Earnings (loss) of equity accounted asset liquidation investments	105	18	139	(12)
Operating loss	(669)	(469)	(1,102)	(1,246)
Other income (expenses):
Earnings of other equity method investments	—	24	5	35
Interest expense – third party	(1)	(100)	(135)	(171)
Interest expense – related party	(23)	(39)	(45)	(106)
Total other expense	(24)	(115)	(175)	(242)
Loss before income tax expense	(693)	(584)	(1,277)	(1,488)
Income tax expense	—	—	3	24,667
Net loss	(693)	(584)	(1,280)	(26,155)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	22	(29)	16
Comprehensive loss	$(692)	$(562)	$(1,309)	$(26,139)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,240	28,167	28,204	28,167

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2015
(in thousands of US dollars, except share amounts)
(unaudited)

							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total

Balance at December 31, 2014	575	$6	28,167,408	$282	$283,691	$(270,468)	$(34)	$13,477
Stock-based compensation expense	—	—	—	—	276	—	—	276
Issuance of common stock from restricted stock awards	—	—	300,000	3	(3)	—	—	—
Conversion of Series N preferred stock into common stock	(6)	—	240	—	—	—	—	—
Net loss	—	—	—	—	—	(1,280)	—	(1,280)
Foreign currency translation adjustments	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2015	569	$6	28,467,648	$285	$283,964	$(271,748)	$(63)	$12,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)
(unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(1,280)	$(26,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued management fees and other charges added to principal of related party debt	218	276
Accrued interest added to principal of related party debt	45	106
Accretion of contingent consideration discount	52	—
Stock-based compensation expense	276	245
Earnings of equity method investments	(144)	(23)
Depreciation and amortization	324	238
Return on investment in equity accounted asset liquidation investments	242	366
Changes in operating assets and liabilities:
Accounts receivable	439	557
Deposits	33	16
Inventory	24	62
Other current assets	95	(104)
Deferred income tax assets	—	24,667
Accounts payable and accrued liabilities	(1,667)	(1,209)
Net cash used in operating activities	(1,343)	(958)

Cash flows provided by (used in) investing activities:
Cash paid to acquire NLEX, net of cash acquired	—	(1,361)
Cash distributions from equity method investments	737	471
Proceeds from sale of equity method investments	1,992	—
Investment in equity method investments	(143)	(30)
Purchase of property and equipment	—	(11)
Net cash provided by (used in) investing activities	2,586	(931)

Cash flows (used in) provided by financing activities:
Proceeds from debt payable to third parties	—	2,500
Repayment of debt payable to third parties	(525)	(1,190)
Proceeds from debt payable to related party	775	828
Repayment of debt payable to related party	(2,419)	(1,105)
Net cash (used in) provided by financing activities	(2,169)	1,033
Net decrease in cash and cash equivalents	(926)	(856)
Cash and cash equivalents at beginning of period	3,633	3,213
Cash and cash equivalents at end of period	$2,707	$2,357

Supplemental cash flow information:
Cash paid for taxes	$62	$29
Cash paid for interest	$23	$132

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI”, the “Company,” “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business.

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

 The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2015. The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated balance sheet at December 31, 2014, contained in the above referenced Form 10-K. Certain prior year balances within the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, investments, goodwill and intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies in the first six months of 2015.

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

Note 3 – Acquisition of National Loan Exchange, Inc.

On June 2, 2014, and effective May 31, 2014, the Company acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. NLEX operates as a wholly owned division of the Company. The acquisition of NLEX is consistent with HGI’s strategy to expand the services provided by its asset liquidation business. In connection with the acquisition, HGI entered into employment agreements with the previous owner and key employees of NLEX.

The consideration for the acquisition consisted of $2.0 million cash, and an earn-out provision (“contingent consideration”). Under the terms of the NLEX purchase agreement, the Company will pay, to the former owner of NLEX, 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing. The payments are due on or about July 30 of each year, beginning in 2015. The contingent consideration is capped at an aggregate of $5.0 million, and at June 30, 2015, subject to the application of a 9% discount rate, is estimated to have a present value of approximately $4.2 million. Key assumptions in determining this present value include projected earnings through May 2018 and a weighted average cost of capital of 31.6% . At June 30, 2015, the Company has recorded a current liability of $0.5 million for the first earn-out payment, and estimated that the non-current portion of the contingent consideration is $3.7 million.

In connection with the contingent consideration, during the period January 1, 2015 through June 30, 2015, the Company recognized a total of $0.1 million of interest expense which represents the accretion of the present value discount during the period.

See Note 6 for discussion of the intangible assets and goodwill recorded in connection with the acquisition of NLEX.

Note 4 – Stock-based Compensation

Options

At June 30, 2015 the Company had three stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2014, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first six months of both 2015 and 2014, the Company issued a total of 50,000 options to the Company’s independent directors as part of their annual compensation. During the same period in 2015, 40,000 options expired and no options were exercised or forfeited.

The following summarizes the changes in common stock options for the six months ended June 30, 2015:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	2,165,000	$1.71
Granted	50,000	$0.42
Expired	(40,000)	$0.90
Outstanding at June 30, 2015	2,175,000	$1.70

Options exercisable at June 30, 2015	1,743,750	$1.78

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2015 there is approximately $0.2 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

Restricted stock awards represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock awards or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Compensation cost for these awards is based on the fair value on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period.

The following summarizes the changes in restricted stock awards for the six months ended June 30, 2015:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Awards	Per Share
Awards at December 31, 2014	300,000	$0.38
Granted	—	—
Vested	(150,000)	$0.38
Unvested awards at June 30, 2015	150,000	$0.38

Vested awards at June 30, 2015	150,000	$0.38

The Company recognized stock-based compensation expense related to restricted stock awards of $0.1 million for both the three and six months ended June 30, 2015, respectively. As of June 30, 2015 there is approximately $0.1 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

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

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used in periods in which the Company has a net loss because the preferred stock does not participate in losses.

Stock options and other potential common shares are included in the calculation of diluted earnings per share (“diluted EPS”), since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. For the six months ended June 30, 2015 and 2014, the Company recorded a net loss and therefore in both years excluded the outstanding options as of June 30 from its calculation of diluted EPS, since they would be anti-dilutive.

Note 6 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (dollars in thousands):

	Original	Remaining	Acquisition	Accumulated	Carrying Value
Amortized Intangible Assets	Life (years)	Life (years)	Cost	Amortization	June 30, 2015
Customer/Broker Network (HGP)	12	8.7	$4,180	$(1,161)	$3,019
Trade Name (HGP)	14	10.7	1,460	(348)	1,112
Customer Relationships (NLEX)	7.6	6.6	834	(119)	715
Non-Compete Agreement (NLEX)	2	0.9	71	(38)	33
Website (NLEX)	5	3.9	48	(10)	38
Total			6,593	(1,676)	4,917

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$9,030	$(1,676)	$7,354

Amortization expense during the first six months of 2015 and 2014 was $0.3 million and $0.2 million, respectively.

The estimated amortization expense as of June 30, 2015 during the next five fiscal years is shown below (in thousands):

Year	Amount
2015 (remainder of year from July 1, 2015 to December 31, 2015)	$303
2016	$587
2017	$572
2018	$572
2019	$566

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses or other charges to the carrying amount of goodwill during the six months ended June 30, 2015 and 2014.

Entity acquired	Acquisition date	Goodwill
Equity Partners	June 2011	$573
HGP	February 2012	4,728
NLEX	June 2014	3,545
Total goodwill		$8,846

Note 7 – Equity Method Investments

Summarized financial information – Equity method accounted asset liquidation investments

The summarized results of operations attributable to HGI’s equity method accounted asset liquidation investments are detailed in the table below (in thousands):

	Six months ended June 30,
	2015	2014

Revenues	$646	$10
Operating income (loss)	$139	$(12)

Other investments

At June 30, 2015 and December 31, 2014, the Company’s sole other equity method investment consisted of a one-third interest in Knight’s Bridge Capital Partners Internet Fund No. 1 GP LLC (“Knight’s Bridge GP”), a private company. The investment was acquired in December 2007 for a purchase price of $20,000. Knight’s Bridge GP is the general partner of Knight’s Bridge Capital Partners Internet Fund No. 1 LP (the “Fund”). The Fund holds investments in several non-public Internet-based e-commerce businesses. The Company accounts for its investment under the equity method.

At December 31, 2014 the Company’s net investment was $0.2 million, which included approximately $0.1 million representing the Company’s proportionate share of profits related to the Fund’s fair value increase and projected exit from one of its investments. The Company received the profit distribution of $0.1 million in March 2015.

Note 8 – Debt

Outstanding debt at June 30, 2015 and December 31, 2014 is summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014

Current:
Third Party Loan	$2,500	$—
Counsel Loan	1,604	2,985
Credit Facility	—	525
	4,104	3,510
Non-current:
Third Party Loan	—	2,500

Total debt	$4,104	$6,010

The Company entered into a loan with an unrelated party (the “Third Party Loan”) during the second quarter of 2014 for a principal amount of $2.5 million. The loan bears interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate. The loan is not subject to any covenants or conditions.

The Counsel Loan, which is due on demand, was originally entered into during the fourth quarter of 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Counsel Loan is secured by the assets of the Company.

In the second quarter of 2014, following Street Capital Group Inc.’s (formerly Counsel Corporation, herein referred to as “Counsel”) distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, the unpaid balance began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of June 30, 2015 and December 31, 2014, the interest rate on the loan was 5.25% . Please see Note 10 for further discussion of transactions with Counsel.

The Credit Facility in existence at December 31, 2014 was provided to HG LLC by a U.S. bank. The Credit Facility was repaid in full in March 2015.

Note 9 – Income Taxes

At June 30, 2015 the Company has aggregate tax net operating loss carry forwards of approximately $87.2 million ($58.4 million of unrestricted net operating tax losses and approximately $28.8 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2025 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense (benefit) varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes for the following reasons (in thousands):

	Six months ended June 30,
	2015	2014

Expected federal statutory tax benefit	$(490)	$(580)
Increase (reduction) in taxes resulting from:
Change in valuation allowance	1,396	25,178
Rate changes	34	55
Basis difference in NLEX trade name	(960)	—
Other	23	14
Income tax expense	$3	$24,667

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of our cumulative losses and uncertainty with respect to future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2014 and June 30, 2015.

Note 10 – Related Party Transactions

Debt with Counsel

Until the second quarter of 2014, as discussed below, Counsel was the Company’s majority shareholder. Counsel remains a related party, following the distribution of its investment in HGI to Counsel shareholders, as a result of the Services Agreement discussed below. Therefore, at June 30, 2015 and December 31, 2014, the Company reported amounts owed to Counsel of $1.6 million and $3.0 million, respectively, as related party debt (see Note 8). Total interest of $0.4 million has been accrued on the debt through June 30, 2015.

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

In the first quarter of 2013, Counsel announced its plan to dispose of its interest in HGI, and on March 20, 2014, Counsel declared a dividend in kind, consisting of Counsel’s distribution of its majority interest in HGI to Counsel shareholders. The dividend was paid on April 30, 2014 to shareholders of record as of April 1, 2014.

Following this disposition, the Company and Counsel entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Counsel remains as external manager and continues to provide the same services, at similar rates. The Services Agreement had an initial term of one year, with a provision for automatic renewal for successive one-year terms unless notice by either party is given within ninety days before the expiration. The Services Agreement may be terminated at any time upon mutual agreement of the Company and Counsel. Following the changes to the Company’s executive officers and directors that were effective on May 5, 2015, as described in the Current Report on Form 8-K filed with the SEC on May 7, 2015, the Company and Counsel intend to terminate the Services Agreement in the third quarter of 2015.

The amounts charged by Counsel, which have been accrued and added to the Counsel Loan balance, are detailed below (in thousands):

	Six months ended June 30,
	2015	2014
Management fees	$180	$180
Other charges	38	96
Total	$218	$276

Transactions with Other Related Parties

The Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by senior officers of HGI. It also leases office space in Edwardsville, IL, as part of the operations of NLEX, which is owned by senior officers of NLEX. The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the six months ended June 30, 2015 and 2014, are detailed below (in thousands):

	Six months ended June 30,
Leased premises location	2015	2014
Foster City, CA	$114	$114
Edwardsville, IL	49	8
Total	$163	$122

Note 11 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2015 for disclosure. There have been no material subsequent events requiring disclosure in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three-month and six-month periods ended June 30, 2015, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10-K, filed with the SEC, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

On March 20, 2014, the Company’s former majority shareholder, Street Capital Group Inc. (formerly Counsel Corporation, herein referred to as “Counsel”), declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record as of April 1, 2014.

On June 2, 2014, effective as of May 31, 2014, the Company acquired all of the outstanding equity of National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company. Prior to and following the acquisition, NLEX’s role was limited to being a broker or agent, but that role may expand in the future to include NLEX acting as a principal. The acquisition is discussed in Note 3 of the unaudited condensed consolidated interim financial statements.

The organization chart below outlines the basic corporate structure of the Company as of June 30, 2015.

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

As described above, effective May 31, 2014, the Company again expanded its asset liquidation operations with the acquisition of NLEX. NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with HGI’s strategy to expand and diversify the services provided by its asset liquidation business.

As a result of the events and acquisitions outlined above, HGI is positioned to be a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services.

HGI focuses on identifying, valuing, acquiring and monetizing underlying tangible and intangible assets in global industrial and financial sectors. HGI specializes in both acting as an adviser and acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, accounts receivable portfolios, related intellectual property, and entire business enterprises. Management believes that HGI’s expanded global platform will allow the Company to achieve its long term industry leadership goals.

Intellectual property licensing

The Company holds several patents, including two that relate to Voice over Internet Protocol (“VoIP”). U.S. Patent No. 6,438,124 was developed by the Company, and encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. U.S. Patent No. 6,243,373 (the “VoIP Patent”) was purchased from a third party (the “Vendor”). These patents, together with related international patents and patent applications, form the Company’s international VoIP Patent Portfolio (the “Portfolio”) that covers the basic process and technology that enable VoIP communication as used in the market today. As part of the consideration for the acquisition of the VoIP Patent, the Vendor is entitled to receive 35% of the net earnings from the Portfolio. To date the Company has recognized aggregate revenue of $17.8 million from settlement and licensing agreements and paid $2.6 million to the Vendor. At this time, although the Company expects to continue to incur costs relating to maintaining ownership of these patents, it is not expected that either these costs or related revenue will be material.

Industry and Competition

Asset Liquidation

The asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by HGP and Equity Partners, and, since the second quarter of 2014, the accounts receivable brokerage services provided by NLEX. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, HGI competes with other liquidators, auction companies, dealers and brokers. It also competes with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

HGI’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give the Company access to more opportunities, enabling it to compete more effectively with the market’s larger participants and contribute to the Company’s objective to be the leading resource for clients requiring capital asset solutions.

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

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, investments, goodwill, intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities and stock-based compensation. These estimates are considered significant either because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies in the first six months of 2015.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At June 30, 2015 the Company had a working capital deficit of $6.1 million, as compared to a working capital deficit of $4.0 million at December 31, 2014, an increase of approximately $2.1 million.

The Company’s current assets decreased to $4.1 million compared to $7.6 million at December 31, 2014. The most significant change was a decrease of $2.4 million in accounts receivable. This was primarily due to the receipt of $2.0 million of proceeds related to the Company’s exit from its investment in Polaroid during the fourth quarter of 2014. The cash received was subsequently used to repay third party and related party debt.

The Company’s current liabilities decreased to $10.2 million compared to $11.5 million at December 31, 2014. Accounts payable and accrued liabilities decreased by $1.6 million, the Counsel Loan decreased by $1.4 million, and the current portion of contingent consideration decreased by $0.3 million, for a total decrease of $3.3 million. This was offset by a net increase of $2.0 million in the Company’s current third party debt. Although during the first quarter of 2015 the Company repaid the $0.5 million credit facility balance that was outstanding at December 31, 2014, the portion of its third party debt (the “Third Party Loan”) considered current increased by $2.5 from December 31, 2014. The Third Party Loan matures on January 15, 2016.

During the first six months of 2015, the Company’s primary sources of cash were the operations of its asset liquidation business, cash receipts of $3.0 million related to its equity method investments, and advances of $0.8 million under the Counsel Loan. Cash disbursements, other than those related to debt repayment of $2.9 million ($0.5 million to third parties and $2.4 million under the Counsel Loan), were primarily related to operating expenses.

The Company has historically classified both real estate inventory and asset liquidation related equity method investments as non-current, although they are expected to be converted to cash within a year. At June 30, 2015 and December 31, 2014, these assets totaled approximately $6.9 million and $7.5 million, respectively.

The Company is continuing to pursue licensing and royalty agreements with respect to its patents. However, the Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

  At June 30, 2015 the Company had stockholders’ equity of $12.4 million, as compared to $13.5 million at December 31, 2014.

  On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record as of April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel has continued to provide management and other services to HGI. For more detail regarding the Services Agreement, see Note 10 in the unaudited condensed consolidated financial statements.

  The Company determines its future capital and operating requirements based upon its current and projected operating performance and the extent of its contractual commitments. The Company expects to be able to finance its future operations through a combination of its asset liquidation business and securing additional debt financing. The Company’s contractual requirements are limited to the outstanding loans and lease commitments with related and unrelated parties. The Company intends to repay its outstanding loans at maturity, however in the event it cannot do so it expects to be able to refinance without adverse effects. Capital requirements are generally limited to the Company’s purchases of surplus and distressed assets. The Company believes that its current capital resources are sufficient for these requirements. In the event additional capital is needed, the Company believes it can obtain additional debt financing through either related party loans or through a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2015 were $2.7 million as compared to $3.6 million at December 31, 2014, a decrease of $0.9 million.

Cash used in operating activities Cash used in operating activities was $1.3 million during the six months ended June 30, 2015 as compared to $1.0 million during the same period in 2014. During the first six months of 2015 the Company had a pre-tax loss of $1.3 million, as compared to a pre-tax loss of $1.5 million for the same period in 2014, a decrease of $0.2 million. The operations of NLEX, which was acquired during the second quarter of 2014, generated $0.9 million of operating profit for the six months ended June 30, 2015, excluding the NLEX related amortization of intangible assets, compared to $0.1 for the six months ended June 30, 2014 (which included only one month of NLEX operations).

With respect to operations, the Company’s operating loss for the six month period ended June 30, 2015 remained substantially unchanged at $1.1 million as compared to $1.2 million for the same period in 2014. Gross profit from asset liquidation operations, including earnings of equity accounted asset liquidation investments, increased by $1.4 million. This change was largely due to the inclusion of NLEX gross profit of $2.2 million in 2015. Selling general and administrative expenses increased by approximately $1.1 million, almost all of which related to the 2015 inclusion of NLEX operations for the entire six month period.

Cash provided by or used in investing activities Cash provided by investing activities during the six months ended June 30, 2015 was $2.6 million, as compared to $0.9 million cash used during the same period in 2014. The 2015 activity consisted primarily of the following cash receipts related to the Company’s equity method investments: $2.0 million of proceeds from the Company’s December 2014 exit from Polaroid (received in 2015), and $0.7 million of distributions from the Company’s other equity method investments. In 2014 the most significant item was the net $1.4 million cash paid to acquire NLEX. This was offset partially by $0.5 million of cash distributions from the Company’s equity method investments.

Cash used in or provided by financing activities Cash used in financing activities was $2.2 million during the six months ended June 30, 2015, as compared to $1.0 million cash provided during the same period in 2014. The 2015 activity consisted of $0.5 million of debt repaid to third parties, and net $1.6 million of debt repaid to Counsel. In 2014, the Company received $1.3 million (net of repayments) as loans from third parties, primarily used for the purchase of NLEX.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

Quarterly and Year to Date Statement of Operations

	Three months ended		Change		Six months ended		Change
	June 30, 2015	June 30, 2014	Dollars	Percent	June 30, 2015	June 30, 2014	Dollars	Percent
Revenue
Asset liquidation:
Commissions and other	$2,379	$2,312	$67	3%	$5,191	$3,322	$1,869	56%
Asset sales	579	499	80	16%	1,412	1,474	(62)	-4%
Total revenue	2,958	2,811	147	5%	6,603	4,796	1,807	38%

Operating costs and expenses:
Asset liquidation	582	569	13	2%	1,612	1,034	578	56%
Selling, general and administrative	2,985	2,609	376	14%	5,908	4,758	1,150	24%
Depreciation and amortization	165	120	45	38%	324	238	86	36%
Total operating costs and expenses	3,732	3,298	434	13%	7,844	6,030	1,814	30%

Earnings (loss) of equity accounted asset liquidation investments	105	18	87	483%	139	(12)	151	1258%
Operating Loss	(669)	(469)	(200)	43%	(1,102)	(1,246)	144	12%

Other income (expenses):
Earnings of other equity method investments	-	24	(24)	-100%	5	35	(30)	-86%
Interest expense - third party	(1)	(100)	99	-99%	(135)	(171)	36	-21%
Interest expense - related party	(23)	(39)	16	-41%	(45)	(106)	61	-58%
Total other expense	(24)	(115)	91	-79%	(175)	(242)	67	-28%
Loss before income tax expense	(693)	(584)	(109)	19%	(1,277)	(1,488)	211	-14%
Income tax expense	-	-	-	-	3	24,667	(24,664)	-100%
Net loss	$(693)	$(584)	$(109)	19%	$(1,280)	$(26,155)	$24,875	-95%

The Company’s asset liquidation revenue has several components: (1) traditional asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt, and (3) fees earned for management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity accounted asset liquidation investments.

Three-Month Period Ended June 30, 2015 Compared to Three-Month Period Ended June 30, 2014

Asset liquidation revenues were $3.0 million in 2015 compared to $2.8 million in 2014, asset liquidation expense was $0.6 million in both 2015 and 2014, and earnings of equity method asset liquidation investments were $0.1 million in 2015 compared to $18,000 in 2014. The asset liquidation gross profit was therefore $2.5 million in 2015 compared to $2.3 million in 2014, an increase of $0.2 million or 10%. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current quarter reflects the vagaries of the timing of asset liquidation transactions. It also reflects the acquisition of NLEX, which was responsible for $1.2 million of the quarter’s asset liquidation gross profit.

Selling, general and administrative expense, including expenses paid to related parties, was $3.0 million during the three months ended June 30, 2015, compared to $2.6 million during the same period in 2014, an increase of approximately $0.4 million or 14%. Selling, general and administrative expenses increased overall primarily due to the inclusion of NLEX expenses of $0.6 million in 2015.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three months ended
	June 30,
	2015	2014	% change
Compensation
HGP	$1,050	$1,001	5%
Equity Partners	360	284	27%
NLEX	445	161	176%
Former President's salary	34	34	-
Stock-based compensation	155	122	27%

Legal	3	138	-98%
Consulting	124	109	14%
Counsel management fees	90	90	-
Accounting and tax consulting	27	116	-77%
Insurance, including Directors and Officers liability	40	36	11%
Occupancy	151	127	19%
Travel and entertainment	240	167	44%
Advertising and promotion	80	74	8%

The increases in insurance, occupancy, travel and entertainment, and advertising and promotion expense are primarily due to the inclusion of NLEX expenses for the entire quarter in 2015, as compared to only one month in 2014. The decreases in legal and accounting expense are primarily due to the inclusion, in 2014 only, of expenses related to the acquisition of NLEX.

Depreciation and amortization expense was $0.2 million in 2015 compared to $0.1 million in 2014, and consisted almost entirely of amortization expense related to intangible assets. The increase in 2015 was due to the inclusion of amortization of the NLEX intangible assets acquired in the second quarter of 2014. In both years the depreciation of property and equipment was not material.

Six-Month Period Ended June 30, 2015 Compared to Six-Month Period Ended June 30, 2014

Asset liquidation revenues were $6.6 million in 2015 compared to $4.8 million in 2014, asset liquidation expense was $1.6 million in 2015 compared to $1.0 million in 2014, and earnings of equity method asset liquidation investments were $0.1 million in 2015 compared to a loss of $12,000 in 2014. The asset liquidation gross profit was therefore $5.1 million in 2015 compared to $3.8 million in 2014, an increase of approximately $1.3 million or 37%. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing of asset liquidation transactions. It also reflects the acquisition of NLEX, which was responsible for $2.2 million of the year to date asset liquidation gross profit.

Selling, general and administrative expense, including expenses paid to related parties, was $5.9 million during the six months ended June 30, 2015, compared to $4.8 million during the same period in 2014, an increase of approximately $1.1 million or 24%. Selling, general and administrative expenses increased overall primarily due to the inclusion of NLEX expenses of $1.2 million in 2015.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Six months ended
	June 30,
	2015	2014	% change
Compensation
HGP	$1,993	$1,951	2%
Equity Partners	670	534	25%
NLEX	899	161	458%
Former President's salary	68	68	-
Stock-based compensation	276	245	13%

Legal	114	167	-32%
Consulting	227	228	-
Counsel management fees	180	180	-
Accounting and tax consulting	103	188	-45%
Insurance, including Directors and Officers liability	85	76	12%
Occupancy	293	239	23%
Travel and entertainment	467	328	42%
Advertising and promotion	182	154	18%

The increases in insurance, occupancy, travel and entertainment, and advertising and promotion expense are primarily due to the inclusion of NLEX expenses for the entire six months in 2015, as compared to only one month in 2014. The decreases in legal and accounting expense are primarily due to the inclusion, in 2014 only, of expenses related to the acquisition of NLEX. The increase in stock-based compensation is primarily the result of expense recognized during the six month period ended June 30, 2015 for restricted stock awards.

Depreciation and amortization expense was $0.3 million in 2015 compared to $0.2 million in 2014, and consisted almost entirely of amortization expense related to intangible assets. The increase in 2015 was due to the inclusion of amortization of the NLEX intangible assets acquired in the second quarter of 2014. In both years the depreciation of property and equipment was not material.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We prepared our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

We use the non-GAAP financial measure “EBITDA” in assessing the Company’s results. We define EBITDA as net loss less interest expense, provision for income taxes, stock-based compensation, depreciation and amortization. We believe that EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the quarterly financial information, below, which reconciles our GAAP reported net loss to EBITDA for the periods presented (in thousands).

							Six months ended
	Q2/15	Q1/15	Q4/14	Q3/14	Q2/14	Q1/14	June 30, 2015	June 30, 2014

Net loss	$(693)	$(587)	$(171)	$(188)	$(584)	$(25,571)	$(1,280)	$(26,155)
Add back:
Depreciation and amortization	165	159	209	119	120	118	324	238
Stock based compensation	156	120	121	118	122	123	276	245
Interest expense	24	156	305	122	139	138	180	277
Income tax expense	-	3	-	55	-	24,667	3	24,667
EBITDA	$(348)	$(149)	$464	$226	$(203)	$(525)	$(497)	$(728)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk is limited to interest rate and foreign exchange rate sensitivity, which is affected by changes in the general level of interest rates and foreign exchange rates. Due to the fact that our cash is deposited with major financial institutions in non-interest bearing accounts, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. The Counsel Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. Assuming that the Counsel Loan amount at June 30, 2015 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $16,000 for that twelve-month period. We do not believe that, in the near term, we are subject to material interest rate risk on our debt. There have been no material changes to the interest rate risks since December 31, 2014.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2015. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Although our operations are conducted primarily in the United States we do conduct some asset liquidation services in foreign countries and sometimes use foreign currencies to conduct those services. Thus, we are occasionally subject to foreign currency exchange rate risk. Management monitors operations and will act as required to minimize this risk. There have been no material changes to the foreign currency risks since December 31, 2014.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: August 13, 2015	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)