Form 10-Q
period 2015-09-30
Heritage Global Inc.
filed 2015-11-12
CIK 849145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes [  ]     No [X]

As of November 10, 2015, there were 28,467,648 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$2,657	$3,633
Accounts receivable, net	757	3,043
Deposits	2	173
Inventory – equipment	435	139
Other current assets	568	587
Total current assets	4,419	7,575

Inventory – real estate	3,760	6,508
Equity method investments	209	1,134
Property and equipment, net	115	150
Identifiable intangible assets, net	7,202	7,657
Goodwill	8,846	8,846
Total assets	$24,551	$31,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,716	$7,225
Current portion of third party debt	2,500	525
Current portion of related party debt	1,698	2,985
Contingent consideration – current	1,353	803
Total current liabilities	12,267	11,538

Long-term third party debt	—	2,500
Contingent consideration	2,472	3,395
Deferred tax liabilities	960	960
Total liabilities	15,699	18,393

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at September 30, 2015 and 575 Class N shares at December 31, 2014	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,467,648 shares at September 30, 2015 and 28,167,408 shares at December 31, 2014	285	282
Additional paid-in capital	284,005	283,691
Accumulated deficit	(275,385)	(270,468)
Accumulated other comprehensive loss	(59)	(34)
Total stockholders’ equity	8,852	13,477
Total liabilities and stockholders’ equity	$24,551	$31,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands of US dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Asset liquidation
Commissions and other	$2,358	$1,365	$7,549	$4,687
Asset sales	682	4,738	2,094	6,212
Total revenue	3,040	6,103	9,643	10,899

Operating costs and expenses:
Asset liquidation	516	3,385	2,128	4,419
Real estate inventory write-down	2,748	—	2,748	—
Selling, general and administrative, including expenses paid to related parties	3,045	2,698	8,953	7,456
Depreciation and amortization	166	119	490	357
Total operating costs and expenses	6,475	6,202	14,319	12,232
(Losses) earnings of equity accounted asset liquidation investments	(34)	(41)	105	(53)
Operating loss	(3,469)	(140)	(4,571)	(1,386)
Other income (expenses):
Earnings of other equity method investments	—	129	5	164
Interest expense – third party	(127)	(79)	(262)	(250)
Interest expense – related party	(21)	(43)	(66)	(149)
Total other (expense) income	(148)	7	(323)	(235)
Loss before income tax expense	(3,617)	(133)	(4,894)	(1,621)
Income tax expense	20	55	23	24,722
Net loss	(3,637)	(188)	(4,917)	(26,343)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(7)	(25)	9
Comprehensive loss	$(3,633)	$(195)	$(4,942)	$(26,334)

Weighted average common shares outstanding – basic and diluted (in thousands)	28,468	28,167	28,293	28,167

Net loss per share – basic and diluted	$(0.13)	$(0.01)	$(0.17)	$(0.94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2015
(In thousands of US dollars, except share amounts)
(unaudited)

`							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total

Balance at December 31, 2014	575	$6	28,167,408	$282	$283,691	$(270,468)	$(34)	$13,477
Stock-based compensation expense	—	—	—	—	317	—	—	317
Issuance of common stock from restricted stock awards	—	—	300,000	3	(3)	—	—	—
Conversion of Series N preferred stock into common stock	(6)	—	240	—	—	—	—	—
Net loss	—	—	—	—	—	(4,917)	—	(4,917)
Foreign currency translation adjustments	—	—	—	—	—	—	(25)	(25)
Balance at September 30, 2015	569	$6	28,467,648	$285	$284,005	$(275,385)	$(59)	$8,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)
(unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows (used in) provided by operating activities:
Net loss	$(4,917)	$(26,343)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued management fees and other charges added to principal of related party debt	290	444
Accrued interest added to principal of related party debt	66	149
Accretion of contingent consideration discount	140	—
Stock-based compensation expense	317	363
Real estate inventory write-down	2,748	—
Earnings of equity method investments	(110)	(111)
Depreciation and amortization	490	357
Return on investment in equity accounted asset liquidation investments	441	432
Changes in operating assets and liabilities:
Accounts receivable	294	(824)
Deposits	171	13
Inventory	(296)	96
Other current assets	27	(95)
Deferred income tax assets	—	24,667
Accounts payable and accrued liabilities	(541)	2,107
Net cash (used in) provided by operating activities	(880)	1,255

Cash flows provided by (used in) investing activities:
Cash paid to acquire NLEX, net of cash acquired	—	(1,361)
Cash distributions from equity method investments	737	498
Proceeds from sale of equity method investments	1,992	—
Investment in equity method investments	(143)	(606)
Purchase of property and equipment	—	(13)
Net cash provided by (used in) investing activities	2,586	(1,482)

Cash flows (used in) provided by financing activities:
Proceeds from debt payable to third parties	—	2,928
Repayment of debt payable to third parties	(525)	(1,427)
Proceeds from debt payable to related party	775	2,018
Repayment of debt payable to related party	(2,419)	(2,105)
Payment of contingent consideration	(513)	—
Net cash (used in) provided by financing activities	(2,682)	1,414
Net (decrease) increase in cash and cash equivalents	(976)	1,187
Cash and cash equivalents at beginning of period	3,633	3,213
Cash and cash equivalents at end of period	$2,657	$4,400

Supplemental cash flow information:
Cash paid for taxes	$70	$19
Cash paid for interest	$178	$167

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

Note 1 –Basis of Presentation

 These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”), C2 Communications Technologies Inc., and C2 Investments Inc. These entities, collectively, are referred to as “HGI,” the “Company,” “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business.

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

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2015. The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated balance sheet at December 31, 2014, contained in the above referenced Form 10-K. Certain prior year balances within the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

The functional currency of foreign operations is deemed to be the local country’s currency. Assets and liabilities of operations outside of the United States are generally translated into U.S. dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss).

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies in the first nine months of 2015.

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

In August 2015, the FASB issued Accounting Standards update 2015-15, Interest – Imputation of Interest, (“ASU 2015-15”). ASU 2015-15 amends subtopic 835-30 of the accounting standards codification (which was previously amended by ASU 2015-03), to allow for the capitalization of debt issuance costs related to line of credit agreements. Capitalized costs would be presented as an asset and subsequently amortized ratably over the term of the line of credit. The Company has not yet adopted ASU 2015-15 nor assessed its potential impact on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 changes the recognition of business combination adjustments by requiring acquirers to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts. These amounts are calculated as if the accounting was completed at acquisition date. The acquirer is also required to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings (by line item) that would have been recorded in previous reporting periods had the adjustments been recognized as of the acquisition date. ASU 2015-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has not yet adopted ASU 2015-16 nor assessed its potential impact on its consolidated financial statements.

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

The consideration for the acquisition consisted of $2.0 million cash and an earn-out provision (“contingent consideration”). Under the terms of the NLEX purchase agreement, the Company will pay, to the former owner of NLEX, 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing. The payments are due on or about July 30 of each year, beginning in 2015. In July 2015 the Company made its first payment to the former owner of NLEX in the amount of $0.5 million. The contingent consideration is capped at an aggregate of $5.0 million, and at September 30, 2015, subject to the application of a 9% discount rate, is estimated to have a present value of approximately $3.9 million. Key assumptions in determining this present value include projected earnings through May 2018 and a weighted average cost of capital of 31.6% . At September 30, 2015, the Company has recorded a current liability of $1.4 million for the estimated second earn-out payment, and estimated that the non-current portion of the contingent consideration is $2.5 million.

In connection with the contingent consideration, during the period January 1, 2015 through September 30, 2015, the Company recognized a total of $0.1 million of interest expense which represents the accretion of the present value discount during the period.

See Note 7 for discussion of the intangible assets and goodwill recorded in connection with the acquisition of NLEX.

Note 4 – Real Estate Inventory Write-down

In October 2015, the Company executed a listing agreement with a real estate broker to list its real estate inventory for sale at a list price of $4.9 million. The carrying value of the inventory had been $6.5 million. The Company determined that the net realizable value for the inventory, based on the most probable selling price net of costs to complete the sale, was $3.8 million. As such, the Company recorded an inventory write-down charge during the three months ended September 30, 2015, of $2.7 million, reducing the carrying cost of the inventory to $3.8 million.

Note 5 – Stock-based Compensation

Options

At September 30, 2015 the Company had three stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2014, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first nine months of 2015 the Company issued a total of 50,000 options to the Company’s independent directors as part of their annual compensation. During the same period, 40,000 options expired and no options were exercised or forfeited.

 The following summarizes the changes in common stock options for the nine months ended September 30, 2015:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	2,165,000	$1.71
Granted	50,000	$0.42
Expired	(40,000)	$0.90
Outstanding at September 30, 2015	2,175,000	$1.70

Options exercisable at September 30, 2015	1,743,750	$1.78

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015 there is approximately $0.1 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 1.7 years.

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

The following summarizes the changes in restricted stock awards for the nine months ended September 30, 2015:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Awards	Per Share
Awards at December 31, 2014	300,000	$0.38
Granted	—	—
Vested	(150,000)	$0.38
Unvested awards at September 30, 2015	150,000	$0.38

Vested awards at September 30, 2015	150,000	$0.38

The Company recognized stock-based compensation expense related to restricted stock awards of $0.1 million for the nine months ended September 30, 2015. As of September 30, 2015 there is approximately $0.1 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.5 years.

Note 6 – Earnings Per Share

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

Stock options and other potential common shares are included in the calculation of diluted earnings per share (“diluted EPS”), since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, the Company recorded a net loss and therefore in both years excluded the outstanding options as of September 30 from its calculation of diluted EPS, since they would be anti-dilutive.

Note 7 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (dollars in thousands):

	Original	Remaining	Acquisition	Accumulated	Carrying Value
Amortized Intangible Assets	Life (years)	Life (years)	Cost	Amortization	September 30, 2015
Customer/Broker Network (HGP)	12	8.4	$4,180	$(1,248)	$2,932
Trade Name (HGP)	14	10.4	1,460	(374)	1,086
Customer Relationships (NLEX)	7.6	6.3	834	(146)	688
Non-Compete Agreement (NLEX)	2	0.7	71	(47)	24
Website (NLEX)	5	3.7	48	(13)	35
Total			6,593	(1,828)	4,765

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$9,030	$(1,828)	$7,202

Amortization expense during the first nine months of 2015 and 2014 was $0.5 million and $0.3 million, respectively.

The estimated amortization expense as of September 30, 2015 during the next five fiscal years is shown below (in thousands):

Year	Amount
2015 (remainder of year from October 1, 2015 to December 31, 2015)	$152
2016	$587
2017	$572
2018	$572
2019	$566

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses or other charges to the carrying amount of goodwill during the nine months ended September 30, 2015 and 2014.

Entity acquired	Acquisition date	Goodwill
Equity Partners	June 2011	$573
HGP	February 2012	4,728
NLEX	June 2014	3,545
Total goodwill		$8,846

Note 8 – Equity Method Investments

Summarized financial information – Equity method accounted asset liquidation investments

The summarized results of operations attributable to HGI’s equity method accounted asset liquidation investments are detailed in the table below (in thousands):

	Nine months ended
	September 30,
	2015	2014

Revenues	$654	$46
Operating income (loss)	$105	$(53)

Note 9 – Debt

Outstanding debt at September 30, 2015 and December 31, 2014 is summarized as follows (in thousands):

	September 30,	December 31,
	2015	2014

Current:
Third Party Debt	$2,500	$—
Related Party Debt	1,698	2,985
Credit Facility	—	525
	4,198	3,510
Non-current:
Third Party Debt	—	2,500

Total debt	$4,198	$6,010

The Company entered into a loan with an unrelated party (the “Third Party Debt”) during the second quarter of 2014 for a principal amount of $2.5 million. The loan bears interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate. The loan is not subject to any covenants or conditions.

The Company’s Related Party Debt (the “Counsel Loan”), which is due on demand, was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Counsel Loan is secured by the assets of the Company.

In the second quarter of 2014, following Street Capital Group Inc.’s (formerly Counsel Corporation, herein referred to as “Counsel”) distribution of its ownership interest in HGI to Counsel shareholders as a dividend in kind, the unpaid balance of the Counsel Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of September 30, 2015 and December 31, 2014, the interest rate on the loan was 5.25% . Please see Note 11 for further discussion of transactions with Counsel.

The Credit Facility in existence at December 31, 2014, which is included within third party debt on the condensed consolidated balance sheet, was provided to HG LLC by a U.S. bank. The Credit Facility was repaid in full and terminated in March 2015.

Note 10 – Income Taxes

At September 30, 2015 the Company has aggregate tax net operating loss carry forwards of approximately $87.9 million ($59.1 million of unrestricted net operating tax losses and approximately $28.8 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2025 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense (benefit) varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from continuing operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of our cumulative losses and uncertainty with respect to future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2014 and September 30, 2015.

Note 11 – Related Party Transactions

Debt with Counsel

Until the second quarter of 2014, as discussed below, Counsel was the Company’s majority shareholder. Counsel remained a related party following the distribution of its investment in HGI to Counsel shareholders as a result of the Services Agreement discussed below. The Services Agreement terminated on August 31, 2015, however subsequent to its termination Counsel remained a related party because Allan Silber, an affiliate of Counsel, is the Company’s chairman of the board, and a significant shareholder of the Company. At September 30, 2015 and December 31, 2014, the Company reported amounts owed to Counsel of $1.7 million and $3.0 million, respectively, as related party debt (see Note 9). Total interest of $0.4 million has been accrued on the debt through September 30, 2015, and remains unpaid.

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

Following this disposition, the Company and Counsel entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Counsel remained as external manager and continued to provide the same services, at similar rates, until the Services Agreement was terminated effective August 31, 2015, as described more fully in the Current Report on Form 8-K filed with the SEC on September 1, 2015.

The amounts charged by Counsel, which have been accrued and added to the Counsel Loan balance, are detailed below (in thousands):

	Nine months ended September 30,
	2015	2014
Management fees	$240	$270
Other charges	50	174
Total	$290	$444

Transactions with Other Related Parties

The Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by senior officers of HGI. It also leases office space in Edwardsville, IL, as part of the operations of NLEX, which is owned by senior officers of NLEX. The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the nine months ended September 30, 2015 and 2014, are detailed below (in thousands):

	Nine months ended September 30,
Leased premises location	2015	2014
Foster City, CA	$171	$171
Edwardsville, IL	73	32
Total	$244	$203

Note 12 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2015 for disclosure. There have been no material subsequent events requiring disclosure in this Report except for the event already disclosed in Note 4 to the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three-month and nine-month periods ended September 30, 2015, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Heritage Global Inc. (“HGI,” “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. effective August 22, 2013. The most recent name change more closely identifies the Company with its core auction business, Heritage Global Partners, Inc. (“HGP”).

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

The organization chart below outlines the basic corporate structure of the Company as of September 30, 2015.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these policies in the first nine months of 2015.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2015 the Company had a working capital deficit of $7.8 million, as compared to a working capital deficit of $4.0 million at December 31, 2014, an increase of approximately $3.8 million.

The Company’s current assets decreased to $4.4 million compared to $7.6 million at December 31, 2014. The most significant change was a decrease of $2.3 million in accounts receivable. This was primarily due to the receipt of $2.0 million of proceeds related to the Company’s exit from its investment in Polaroid during the fourth quarter of 2014. The cash proceeds received in 2015 were subsequently used to repay third party and related party debt.

The Company’s current liabilities increased to $12.3 million compared to $11.5 million at December 31, 2014. The current portion of third party debt increased by $2.0 million and the current portion of contingent consideration increased by $0.6 million. This was offset slightly by accounts payable and accrued liabilities which decreased $0.5 million, and the Counsel Loan which decreased $1.3 million. Although during the first quarter of 2015 the Company repaid the $0.5 million credit facility balance that was outstanding at December 31, 2014, the portion of its third party debt (the “Third Party Loan”) considered current increased by $2.5 million from December 31, 2014. The Third Party Loan matures on January 15, 2016.

During the first nine months of 2015, the Company’s primary sources of cash were the operations of its asset liquidation business, cash receipts of $3.2 million related to its equity method investments, and advances of $0.8 million under the Counsel Loan. Cash disbursements, other than those related to debt repayment of $2.9 million ($0.5 million to third parties and $2.4 million under the Counsel Loan), were primarily related to operating expenses.

The Company has historically classified both real estate inventory and asset liquidation related equity method investments as non-current, although they are expected to be converted to cash within a year. At September 30, 2015 and December 31, 2014, these assets totaled approximately $4.0 million and $7.5 million, respectively.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At September 30, 2015 the Company had stockholders’ equity of $8.9 million, as compared to $13.5 million at December 31, 2014.

•

On April 1, 2013, Counsel announced that its Board of Directors had approved a plan to focus Counsel’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. On March 20, 2014, Counsel declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Counsel’s common shareholders of record as of April 1, 2014. On May 1, 2014, HGI and Counsel entered into a management services agreement (the “Services Agreement”) under which Counsel continued to provide management and other services to HGI until the Services Agreement was terminated effective August 31, 2015. For more detail regarding the Services Agreement, see Note 11 in the unaudited condensed consolidated financial statements.

•

The Company determines its future capital and operating requirements based upon its current and projected operating performance and the extent of its contractual commitments. The Company expects to be able to finance its future operations through a combination of its asset liquidation business and securing additional debt financing. The Company’s contractual requirements are limited to the outstanding loans and lease commitments with related and unrelated parties. The Company intends to repay its outstanding loans at maturity. Capital requirements are generally limited to the Company’s purchases of surplus and distressed assets. The Company believes that its current capital resources are sufficient for these requirements. In the event additional capital is needed, the Company believes it can obtain additional debt financing through either related party loans or through a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2015 were $2.7 million as compared to $3.6 million at December 31, 2014, a decrease of approximately $0.9 million.

Cash used in or provided by operating activities Cash used in operating activities was $0.9 million during the nine months ended September 30, 2015 as compared to $1.3 million cash provided during the same period in 2014. During the first nine months of 2015 the Company had a pre-tax loss of $4.9 million, as compared to a pre-tax loss of $1.6 million for the same period in 2014, an increase of $3.3 million. The Company recorded a non-cash real estate inventory write-down charge during the nine months ended September 30, 2015, which contributed to $2.7 million of the increase in the pre-tax loss. The operations of NLEX, which was acquired during the second quarter of 2014, generated $1.3 million of operating profit for the nine months ended September 30, 2015, excluding the NLEX related amortization of intangible assets, compared to $0.3 million for the nine months ended September 30, 2014 (which included only four months of NLEX operations).

With respect to operations, the Company’s operating loss for the nine month period ended September 30, 2015 was $4.6 million as compared to $1.4 million for the same period in 2014. The increase in the loss was primarily attributable to the real estate inventory write-down charge recorded in 2015. This was offset partially by gross profit from asset liquidation operations, including earnings of equity accounted asset liquidation investments, which increased by $1.2 million. This change in gross profit was largely due to the inclusion of NLEX gross profit of $3.1 million in 2015. Selling, general and administrative expenses increased by approximately $1.5 million, almost all of which related to the 2015 inclusion of NLEX operations for the entire nine month period.

Cash provided by or used in investing activities Cash provided by investing activities during the nine months ended September 30, 2015 was $2.6 million, as compared to $1.5 million cash used during the same period in 2014. The 2015 activity consisted primarily of the following cash receipts related to the Company’s equity method investments: $2.0 million of proceeds from the Company’s December 2014 exit from Polaroid (received in 2015), and $0.7 million of distributions from the Company’s other equity method investments. In 2014 the most significant items were the net $1.4 million cash paid to acquire NLEX and $0.6 million of investments in equity method investments. This was offset partially by $0.5 million of cash distributions from the Company’s equity method investments.

Cash used in or provided by financing activities Cash used in financing activities was $2.7 million during the nine months ended September 30, 2015, as compared to $1.4 million cash provided during the same period in 2014. The 2015 activity consisted of net $1.6 million of debt repaid to Counsel, $0.5 million of debt repaid to third parties, and $0.5 million of contingent consideration paid. In 2014, the Company received $1.5 million (net of repayments) as loans from third parties, primarily used for the purchase of NLEX.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

Quarterly and Year to Date Statement of Operations

	Three months ended		Change		Nine months ended		Change
	Sept 30, 2015	Sept 30, 2014	Dollars	Percent	Sept 30, 2015	Sept 30, 2014	Dollars	Percent
Revenue
Asset liquidation:
Commissions and other	$2,358	$4,738	$(2,380)	-50%	$7,549	$6,212	$1,337	22%
Asset sales	682	1,365	(683)	-50%	2,094	4,687	(2,593)	-55%
Total revenue	3,040	6,103	(3,063)	-50%	9,643	10,899	(1,256)	-12%

Operating costs and expenses:
Asset liquidation	516	3,385	(2,869)	-85%	2,128	4,419	(2,291)	-52%
Real estate inventory write-down	2,748	-	2,748	100%	2,748	-	2,748	100%
Selling, general and administrative	3,045	2,698	347	13%	8,953	7,456	1,497	20%
Depreciation and amortization	166	119	47	39%	490	357	133	37%
Total operating costs and expenses	6,475	6,202	273	4%	14,319	12,232	2,087	17%

(Losses) earnings of equity accounted asset liquidation investments	(34)	(41)	7	-17%	105	(53)	158	298%
Operating Loss	(3,469)	(140)	(3,329)	2378%	(4,571)	(1,386)	(3,185)	230%

Other income (expenses):
Earnings of other equity method investments	-	129	(129)	-100%	5	164	(159)	-97%
Interest expense - third party	(127)	(79)	(48)	61%	(262)	(250)	(12)	5%
Interest expense - related party	(21)	(43)	22	-51%	(66)	(149)	83	-56%
Total other (expense) income	(148)	7	(155)	-2214%	(323)	(235)	(88)	37%
Loss before income tax expense	(3,617)	(133)	(3,484)	2620%	(4,894)	(1,621)	(3,273)	202%
Income tax expense	20	55	(35)	-	23	24,722	(24,699)	-100%
Net loss	$(3,637)	$(188)	$(3,449)	1835%	$(4,917)	$(26,343)	$21,426	-81%

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

Three-Month Period Ended September 30, 2015 Compared to Three-Month Period Ended September 30, 2014

Asset liquidation revenues were $3.0 million in 2015 compared to $6.1 million in 2014, asset liquidation expense was $0.5 million in 2015 compared to $3.4 million in 2014, and losses of equity method asset liquidation investments were $34,000 in 2015 compared to $41,000 in 2014. The asset liquidation gross profit was therefore $2.5 million in 2015 compared to $2.7 million in 2014, a decrease of $0.2 million or 7%. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The decreased gross profit in the current quarter reflects the vagaries of the timing of asset liquidation transactions.

The Company recorded a $2.7 million real estate inventory write-down charge during the three months ended September 30, 2015. No charge was taken in the comparable 2014 period. The write-down represented a net realizable value adjustment to the carrying value of the Company’s real estate inventory.

Selling, general and administrative expense, including expenses paid to related parties, was $3.0 million during the three months ended September 30, 2015, compared to $2.7 million during the same period in 2014, an increase of approximately $0.3 million or 11%.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three months ended
	September 30,
	2015	2014	% change
Compensation
HGP	$1,100	$975	13%
Equity Partners	377	291	30%
NLEX	443	425	4%
Former President's salary	34	34	-
Stock-based compensation	41	118	-65%

Legal	84	53	58%
Consulting	174	130	34%
Counsel management fees	60	90	-33%
Accounting and tax consulting	51	82	-38%
Insurance, including Directors and Officers liability	61	34	79%
Occupancy	154	134	15%
Travel and entertainment	221	156	42%
Advertising and promotion	138	68	103%
Other	107	108	-1%
Total Selling, General & Administrative	3,045	2,698

The increases in insurance, occupancy, travel and entertainment, and advertising and promotion expense are primarily due to the general growth of operations for HGP, Equity Partners and NLEX. The increase in legal expense results from work performed related to the Company’s real estate inventory. The decrease in accounting expense is primarily due to independent contractors included in 2014 which have been replaced with full time employees in 2015. The decrease in stock-based compensation is primarily the result of awards becoming fully vested during 2015 and not incurring any related expense in the third quarter.

Depreciation and amortization expense was $166,000 in 2015 compared to $119,000 in 2014, and consisted almost entirely of amortization expense related to intangible assets. The increase in 2015 was due to the inclusion of amortization of the NLEX intangible assets acquired in the second quarter of 2014. In both years the depreciation of property and equipment was not material.

Nine-Month Period Ended September 30, 2015 Compared to Nine-Month Period Ended September 30, 2014

Asset liquidation revenues were $9.6 million in 2015 compared to $10.9 million in 2014, asset liquidation expense was $2.1 million in 2015 compared to $4.4 million in 2014, and earnings of equity method asset liquidation investments were $0.1 million in 2015 compared to a loss of $53,000 in 2014. The asset liquidation gross profit was therefore $7.6 million in 2015 compared to $6.4 million in 2014, an increase of approximately $1.2 million or 19%. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing of asset liquidation transactions. It also reflects the acquisition of NLEX, which was responsible for $3.1 million of the year to date asset liquidation gross profit in 2015 compared to $1.1 million for the period from acquisition (May 31, 2014) through September 30, 2014.

The Company recorded a $2.7 million real estate inventory write-down charge during the nine months ended September 30, 2015. No charge was taken in the comparable 2014 period. The write-down represented a net realizable value adjustment to the carrying value of the Company’s real estate inventory.

Selling, general and administrative expense, including expenses paid to related parties, was $9.0 million during the nine months ended September 30, 2015, compared to $7.5 million during the same period in 2014, an increase of approximately $1.5 million or 20%. Selling, general and administrative expenses increased overall primarily due to the inclusion of NLEX expenses of $1.9 million in 2015 compared to $0.8 million in the comparative period in 2014.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Nine months ended
	September 30,
	2015	2014	% change
Compensation
HGP	$3,093	$2,927	6%
Equity Partners	1,047	826	27%
NLEX	1,342	586	129%
Former President's salary	103	103	-
Stock-based compensation	317	363	-13%

Legal	198	220	-10%
Consulting	401	358	12%
Counsel management fees	240	270	-11%
Accounting and tax consulting	154	271	-43%
Insurance, including Directors and Officers liability	146	113	29%
Occupancy	447	373	20%
Travel and entertainment	688	484	42%
Advertising and promotion	320	221	45%
Other	457	341	34%
Total Selling, General & Administrative	8,953	7,456

The increases in insurance, occupancy, travel and entertainment, and advertising and promotion expense are primarily due to the inclusion of NLEX expenses for the entire nine months in 2015, as compared to only four months in 2014. The decreases in legal and accounting expense are primarily due to the inclusion, in 2014 only, of expenses related to the acquisition of NLEX. The decrease in stock-based compensation is primarily the result of awards becoming fully vested during the 2015.

Depreciation and amortization expense was $0.5 million in 2015 compared to $0.4 million in 2014, and consisted almost entirely of amortization expense related to intangible assets. The increase in 2015 was due to the inclusion of amortization of the NLEX intangible assets acquired in the second quarter of 2014. In both years the depreciation of property and equipment was not material.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We prepared our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

We use the non-GAAP financial measure “EBITDA” in assessing the Company’s results. Additionally, we use an alternative measure, “Adjusted EBITDA,” to further reconcile from the standard definition to an amount management believes is a more appropriate metric for the Company. We define Adjusted EBITDA as net loss plus interest expense, provision for income taxes, stock-based compensation, inventory write-downs, depreciation and amortization. We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the quarterly financial information, below, which reconciles our GAAP reported net loss to Adjusted EBITDA for the periods presented (in thousands).

	For the three months ended							Nine months ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014	Sept 30, 2015	Sept 30, 2014

Net loss	$(3,637)	$(693)	$(587)	$(171)	$(188)	$(584)	$(25,571)	$(4,917)	$(26,343)
Add back:
Depreciation and amortization	166	165	159	209	119	120	118	490	357
Interest expense	148	24	156	305	122	139	138	328	399
Income tax expense	20	-	3	-	55	-	24,667	23	24,722
EBITDA	$(3,303)	$(504)	$(269)	$343	$108	$(325)	$(648)	$(4,076)	$(865)

Management add back:
Real estate inventory write-down	2,748	-	-	-	-	-	-	2,748	-
Stock based compensation	41	156	120	121	118	122	123	317	363
Adjusted EBITDA	$(514)	$(348)	$(149)	$464	$226	$(203)	$(525)	$(1,011)	$(502)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk is limited to interest rate and foreign exchange rate sensitivity, which is affected by changes in the general level of interest rates and foreign exchange rates. Due to the fact that our cash is deposited with major financial institutions in non-interest bearing accounts, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. The Counsel Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. Assuming that the Counsel Loan amount at September 30, 2015 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $17,000 for that twelve-month period. We do not believe that, in the near term, we are subject to material interest rate risk on our debt. There have been no material changes to the interest rate risks since December 31, 2014.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2015. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Although our operations are conducted primarily in the United States we do conduct some asset liquidation services in foreign countries and sometimes use foreign currencies to conduct those services. Thus we are occasionally subject to foreign currency exchange rate risk. Management monitors operations and will act as required to minimize this risk. There have been no material changes to the foreign currency risks since December 31, 2014.

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

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: November 12, 2015	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)