Form 10-Q
period 2016-03-31
Heritage Global Inc.
filed 2016-05-09
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were 28,487,648 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,323	$2,777
Accounts receivable, net	1,077	639
Deposits	130	4
Inventory – equipment	260	395
Other current assets	379	449
Total current assets	3,169	4,264
Inventory – real estate	3,715	3,715
Property and equipment, net	97	110
Identifiable intangible assets, net	4,312	4,382
Goodwill	6,158	6,158
Other assets	188	173
Total assets	$17,639	$18,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,364	$6,673
Current portion of third party debt	2,500	—
Related party debt	1,721	1,721
Current portion of contingent consideration	851	865
Other current liabilities	84	97
Total current liabilities	10,520	9,356
Non-current portion of third party debt	—	2,500
Non-current portion of contingent consideration	2,674	2,592
Deferred tax liabilities	960	960
Total liabilities	14,154	15,408

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at March 31, 2016 and December 31, 2015	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,487,648 shares at March 31, 2016 and 28,467,648 shares at December 31, 2015	285	285
Additional paid-in capital	284,085	284,046
Accumulated deficit	(280,829)	(280,889)
Accumulated other comprehensive loss	(62)	(54)
Total stockholders’ equity	3,485	3,394
Total liabilities and stockholders’ equity	$17,639	$18,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Services revenue	$4,192	$3,684
Asset sales	1,220	989
Total revenues	5,412	4,673

Operating costs and expenses:
Cost of services revenue	1,003	931
Cost of asset sales	1,052	1,066
Selling, general and administrative	3,090	2,983
Depreciation and amortization	83	159
Total operating costs and expenses	5,228	5,139
Earnings of equity method investments	8	34
Operating income (loss)	192	(432)
Other expense	(43)	(85)
Interest expense	(73)	(67)
Income (loss) before income tax expense	76	(584)
Income tax expense	16	3
Net income (loss)	$60	$(587)

Weighted average common shares outstanding – basic	28,318,967	28,167,408
Weighted average common shares outstanding – diluted	28,350,892	28,167,408
Net income (loss) per share – basic	$0.00	$(0.02)
Net income (loss) per share – diluted	$0.00	$(0.02)

Comprehensive income (loss):
Net income (loss)	$60	$(587)
Other comprehensive loss:
Foreign currency translation adjustment	(8)	(30)
Comprehensive income (loss)	$52	$(617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2015	569	$6	28,467,648	$285	$284,046	$(280,889)	$(54)	$3,394
Stock-based compensation expense	—	—	—	—	36	—	—	36
Issuance of common stock from exercise of stock options	—	—	20,000	—	3	—	—	3
Net income	—	—	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2016	569	$6	28,487,648	$285	$284,085	$(280,829)	$(62)	$3,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows used in operating activities:
Net income (loss)	$60	$(587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued management fees and other charges added to principal of related party debt	—	109
Accrued interest added to principal of related party debt	24	22
Accretion of contingent consideration discount	68	89
Stock-based compensation expense	36	120
Earnings of equity method investments	(5)	(39)
Depreciation and amortization	83	159
Return on investment in equity method investments	54	191
Changes in operating assets and liabilities:
Accounts receivable	(442)	301
Deposits	(126)	171
Inventory	135	(380)
Other current assets	70	74
Accounts payable and accrued liabilities	(1,399)	(573)
Net cash used in operating activities	(1,442)	(343)

Cash flows provided by investing activities:
Cash distributions from equity method investments	—	160
Proceeds from sale of equity method investments	—	1,992
Net cash provided by investing activities	—	2,152

Cash flows used in financing activities:
Repayment of debt payable to third parties	—	(525)
Proceeds from debt payable to related party	404	524
Repayment of debt payable to related party	(428)	(1,587)
Proceeds from exercise of options to purchase common shares	3	—
Net cash used in financing activities	(21)	(1,588)
Net (decrease) increase in cash and cash equivalents	(1,463)	221
Effect of exchange rate changes on cash and cash equivalents	9	(44)
Cash and cash equivalents at beginning of period	2,777	3,633
Cash and cash equivalents at end of period	$1,323	$3,810

Supplemental cash flow information:
Cash paid for taxes	$17	$47
Cash paid for interest	$93	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”), C2 Communications Technologies Inc. and C2 Investments Inc. These entities, collectively, are referred to as “HGI,” the “Company,” “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business.  HGI provides an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and financial solutions for distressed businesses and properties.

We have prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management’s opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016.

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2016. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated balance sheet at December 31, 2015, contained in the above referenced Form 10-K.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies in the first three months of 2016.

Recently Adopted Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the requirement for entities to consider whether an underlying event or transaction is extraordinary, and, if so, to separately present the item in the income statement net of tax, after income from continuing operations. Instead, items that are both unusual and infrequent should be separately presented as a component of income from continuing operations, or be disclosed in the notes to the financial statements.  ASU 2015-01 became effective January 1, 2016, and did not have a material impact on the Company’s consolidated financial statements.

In March 2015, the FASB issued Accounting Standards update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates entity specific consolidation guidance for limited partnerships, and revises other aspects of the consolidation analysis, but does not change the existing consolidation guidance for corporations that are not variable interest entities (“VIEs”). ASU 2015-02 became effective January 1, 2016, and did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. ASU 2015-03 became effective January 1, 2016, and did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued Accounting Standards update 2015-15, Interest – Imputation of Interest, (“ASU 2015-15”).  ASU 2015-15 amends subtopic 835-30 of the accounting standards codification (which was previously amended by ASU 2015-03), to allow for the capitalization of debt issuance costs related to line of credit agreements.  Capitalized costs would be presented as an asset and subsequently amortized ratably over the term of the line of credit.  ASU 2015-15 became effective January 1, 2016, and did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued Accounting Standards update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 changes the recognition of business combination adjustments by requiring acquirers to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts.  These amounts are calculated as if the accounting was completed at acquisition date.  The acquirer is also required to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings (by line item) that would have been recorded in previous reporting periods had the adjustments been recognized as of the acquisition date.  ASU 2015-16 became effective January 1, 2016, and did not have a material impact on the Company’s consolidated financial statements

Future Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards update 2016-02, Leases, (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP, by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards update 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”), which simplifies the transition to the equity method of accounting by, among other things, eliminating retroactive adjustments to the investments as a result of an increase in the level of ownership interest or degree of influence.  ASU 2016-07 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet adopted ASU 2016-07 nor assessed its potential impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards update 2016-08, Revenue from Contracts with Customers (“ASU 2016-08”), which provides clarity on the implementation of guidance on principal versus agent considerations (reporting of revenue on a gross basis versus net basis).  ASU 2016-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company does not believe that the clarification of the implementation of the guidance will change the conclusions reached in its current analysis of principal versus agent considerations for reporting of revenue.

In March 2016, the FASB issued Accounting Standards update 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which provides improvements to employee share-based payment accounting.  ASU 2016-09 simplifies the accounting and presentation of various elements of share-based compensation including, but not limited to, income taxes, excess tax benefits, statutory tax withholding requirements, payment of employee taxes, and award assumptions.  ASU 2016-09 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is still assessing the impact the standard will have on its consolidated financial statements.

In April 2016, the FASB issued Accounting Standards update 2016-10, Revenue from Contracts with Customers (“ASU 2016-10”), which provides clarity on identifying performance obligations and licensing.  ASU 2016-10 clarifies how an entity identifies performance obligations and whether that entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property.  ASU 2016-10 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company has not yet adopted ASU 2016-10 nor assessed its potential impact on its consolidated financial statements.

Note 3 – Real Estate Inventory

In the first quarter of 2016 the Company entered into a purchase and sale agreement with International Auto Processing Inc. (“IAP”) to sell the Company’s real estate inventory for $4.1 million.

Concurrently, the Company entered into a five year lease agreement with an affiliate of IAP to lease the building during the escrow period, which will terminate at the close of escrow.  The purchase agreement gives IAP the right to terminate its obligation to consummate the sale for any reason before June 9, 2016, but in the event the sale is not consummated, the lease agreement will continue on through the end of the lease term.

Annual rental payments under the lease are $0.7 million, and the lessee is responsible for all operating costs associated with the property.  During the three months ended March 31, 2016, the Company earned rental income of $0.1 million, which is included within services revenue in the condensed consolidated statement of operations.  No rental income was earned during the three months ended March 31, 2015.

Note 4 – Stock-based Compensation

Options

At March 31, 2016 the Company had three stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements for the year ended December 31, 2015, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first three months of 2016 the Company issued options to purchase a total of 70,000 shares of common stock to the Company’s independent directors as part of their annual compensation.

The following summarizes the changes in common stock options for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,175,000	$1.70
Granted	70,000	$0.24
Exercised	(20,000)	$0.15
Expired	(20,000)	$0.15
Outstanding at March 31, 2016	2,205,000	$1.68

Options exercisable at March 31, 2016	1,960,000	$1.81

The Company recognized stock-based compensation expense related to stock options of $36,000 for the three months ended March 31, 2016.  As of March 31, 2016 there is approximately $0.1 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

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

The following summarizes the changes in restricted stock awards for the three months ended March 31 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested Awards at December 31, 2015	150,000	$0.38
Granted	—	—
Vested	—	—
Unvested awards at March 31, 2016	150,000	$0.38

Vested awards at March 31, 2016	150,000	$0.38

Stock-based compensation expense related to restricted stock awards was not material for the three months ended March 31, 2016 and 2015.

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

Stock options and other potential common shares are included in the calculation of diluted earnings per share (“diluted EPS”), since they are assumed to be exercised or converted, except when their effect would be anti-dilutive. The table below shows the calculation of the shares used in computing diluted EPS.

	Three months ended March 31,
Weighted Average Shares Calculation:	2016	2015
Basic weighted average shares outstanding	28,318,967	28,167,408
Treasury stock effect of common stock options and restricted stock awards	31,925	—
Diluted weighted average common shares outstanding	28,350,892	28,167,408

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive for the three months ended March 31, 2016 were 2.2 million.  No potential common shares were included for the three months ended March 31, 2015, as the Company generated a net loss, and therefore basic EPS was the same as diluted EPS.

Note 6 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands), and are amortized using the straight-line method over their estimated useful lives of two to twelve years.  The Company’s tradename acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

Amortized Intangible Assets	Carrying Value December 31, 2015	Amortization	Carrying Value March 31, 2016
Customer Network (HGP)	$178	$(5)	$173
Trade Name (HGP)	1,059	(27)	1,032
Customer Relationships (NLEX)	660	(27)	633
Non-Compete Agreement (NLEX)	15	(9)	6
Website (NLEX)	33	(2)	31
Total	1,945	(70)	1,875

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$4,382	$(70)	$4,312

Amortization expense during the first three months of 2016 and 2015 was $0.1 million and $0.2 million, respectively.

The estimated amortization expense as of March 31, 2016 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2016 (remainder of year from April 1, 2016 to December 31, 2016)	$190
2017	245
2018	245
2019	240
2020	236
Thereafter	719
Total	$1,875

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses or other charges to the carrying amount of goodwill during the three months ended March 31, 2016 and 2015.

Acquisition	December 31, 2015	March 31, 2016
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 7 – Debt

Outstanding debt at March 31, 2016 and December 31, 2015 is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Current:
Third party debt	$2,500	$—
Related party debt	1,721	1,721
	4,221	1,721
Non-current:
Third party debt	—	2,500

Total debt	$4,221	$4,221

The Company entered into a loan with an unrelated party (the “Third Party Debt”) during 2014 for a principal amount of $2.5 million. The loan bears interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate, and in the first quarter of 2016, the maturity date was further extended to January 15, 2017 at the same interest rate.  The loan is not subject to any covenants or conditions.

The Company’s Related Party Debt (the “Street Capital Loan”), which is due on demand, was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Street Capital Loan is secured by the assets of the Company.

In 2014, following Street Capital Group Inc.’s (“Street Capital”) distribution of its ownership interest in HGI to Street Capital shareholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of March 31, 2016 and December 31, 2015, the interest rate on the loan was 5.50%. Please see Note 10 for further discussion of transactions with Street Capital.

In the first quarter of 2016, the Company entered into a related party loan with a trust controlled by certain executive officers of the Company.  The Company received proceeds of $0.4 million.  The loan accrued interest at 10% per annum and was payable within 90 days of the loan date.  The Company repaid the loan plus accrued interest in March 2016.

Note 8 – Fair Value Measurements

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

As of March 31, 2016 and December 31, 2015, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both March 31, 2016 and December 31, 2015, the Company’s contingent consideration from the acquisition of NLEX in 2014 of $3.5 million, was the only liability measured at fair value on a recurring basis, and was classified as Level 3 within the fair value hierarchy.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$3,525	$3,525

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$3,457	$3,457

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

The following table summarizes the changes in the fair value of the liability during the three months ended March 31, 2016 (in thousands):

Balance at December 31, 2015	$3,457
Accretion of contingent consideration	68
Balance at March 31, 2016	$3,525

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2016.

Note 9 – Income Taxes

At March 31, 2016 the Company has aggregate tax net operating loss carry forwards of approximately $74.0 million ($58.9 million of unrestricted net operating tax losses and approximately $15.1 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2025 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of our cumulative losses and uncertainty with respect to future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2015 and March 31, 2016.

Note 10 – Related Party Transactions

Debt with Street Capital

Until the second quarter of 2014, as discussed below, Street Capital was the Company’s majority shareholder. Street Capital remained a related party following the distribution of its investment in HGI to Street Capital shareholders as a result of the Services Agreement discussed below. The Services Agreement terminated on August 31, 2015, however subsequent to its termination Street Capital remained a related party because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board, and a significant shareholder of the Company.  At both March 31, 2016 and December 31, 2015, the Company reported amounts owed to Street Capital of $1.7 million as related party debt (see Note 7). Total interest of $0.5 million has been accrued on the debt through March 31, 2016, and remains unpaid.

Street Capital Services Provided to the Company

Beginning in 2004, HGI and Street Capital entered into successive annual management services agreements (collectively, the “Agreement”). Under the terms of the Agreement, HGI agreed to pay Street Capital for ongoing management services provided to HGI by Street Capital personnel.  Refer to Note 14 of the Annual Report on Form 10-K filed with the SEC on March 17, 2016 for further detail on the Agreement.

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

The amounts charged by Street Capital, which have been accrued and added to the Street Capital Loan balance, are detailed below (in thousands):

	Three months ended March 31,
	2016	2015
Management fees	$—	$90
Other charges	—	19
Total	$—	$109

Transactions with Other Related Parties

The Company leases office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by senior officers of HGI. It also leases office space in Edwardsville, IL, as part of the operations of NLEX, which is owned by senior officers of NLEX. The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the three months ended March 31, 2016 and 2015, are detailed below (in thousands):

	Three months ended March 31,
Leased premises location	2016	2015
Foster City, CA	$57	$57
Edwardsville, IL	25	24
Total	$82	$81

In the first quarter of 2016, the Company entered into a related party loan with a trust controlled by certain executive officers of the Company.  The Company received proceeds of $0.4 million.  The loan accrued interest at 10% per annum and was payable within 90 days of the loan date.  The Company repaid the loan plus accrued interest in March 2016.  Interest charged and paid during the three months ended March 31, 2016, was $8,000.

Note 11 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2016 for potential recognition or disclosure in its condensed consolidated financial statements.  There have been no material subsequent events requiring recognition or disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three-month periods ended March 31, 2016 and 2015, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Heritage Global Inc. (“HGI,” “we” or the “Company”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. effective in 2013. The most recent name change more closely identifies the Company with its core auction business, Heritage Global Partners, Inc. (“HGP”).

In 2014, the Company’s former majority shareholder, Street Capital Group Inc. (“Street Capital”), declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Street Capital’s common shareholders of record as of April 1, 2014.

In 2014, the Company acquired all of the outstanding equity of National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company.

On March 11, 2016, the Company entered into a purchase and sale agreement with International Auto Processing Inc. (“IAP”) to sell the Company’s real estate inventory for $4.1 million.  Concurrently, the Company entered into a five-year lease agreement with an affiliate of IAP to lease the building during the escrow period, which will terminate at the close of escrow.  The purchase agreement gives IAP the right to terminate its obligation to consummate the sale for any reason, but in the event the sale is not consummated, the lease agreement will continue on through the end of the lease term.

The organization chart below outlines the basic corporate structure of the Company as of March 31, 2016.

(1)	Registrant.
(2)	Full service, global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.
(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed companies and properties.
(5)	Broker of charged-off receivables.
(6)	Owns and licenses telecommunications patents.

Asset liquidation

The Company is a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services.  The Company specializes both in acting as an adviser, as well as acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, accounts receivable portfolios, and entire business enterprises.

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

In 2014, the Company again expanded its asset liquidation operations with the acquisition of National Loan Exchange (‘NLEX”). NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with HGI’s strategy to expand and diversify the services provided by its asset liquidation business.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies in the first three months of 2016.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2016 the Company had a working capital deficit of $7.4 million, as compared to a working capital deficit of $5.1 million at December 31, 2015, an increase of approximately $2.3 million.

The Company’s current assets decreased to $3.2 million compared to $4.3 million at December 31, 2015. The most significant change was a decrease of $1.5 million in cash, primarily due to the payment of current liabilities.  This decrease was offset by other individually insignificant changes in the current assets.

The Company’s current liabilities increased to $10.5 million compared to $9.4 million at December 31, 2015.  The most significant change was the $2.5 million increase in the current portion of third party debt, the classification of which changed from non-current as of December 31, 2015 to current as of March 31, 2016 as it matures on January 15, 2017.  This was offset slightly by the approximately $1.3 million decrease in accounts payable and accrued liabilities, due to the pay down of liabilities owed to clients.

During the first three months of 2016, the Company’s primary sources of cash were the operations of its asset liquidation business and advances of $0.4 million from a related party loan.  Cash disbursements, other than those related to debt repayment of $0.4 million (all of which was paid to a related party), were primarily related to operating expenses.

The Company has historically classified both real estate inventory and asset liquidation related equity method investments as non-current, although they are expected to be converted to cash within a year. At both March 31, 2016 and December 31, 2015, these assets totaled approximately $3.7 million.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At March 31, 2016 the Company had stockholders’ equity of $3.5 million, as compared to $3.4 million at December 31, 2015.
•

In 2013, Street Capital announced that its Board of Directors had approved a plan to focus Street Capital’s operations on its core business, mortgage lending, and therefore to dispose of its other operating segments, including its interest in HGI. In 2014, Street Capital declared a dividend of all of its shares of the Company. This dividend was paid on April 30, 2014 to Street Capital’s common shareholders of record as of April 1, 2014. On May 1, 2014, HGI and Street Capital entered into a management services agreement (the “Services Agreement”) under which Street Capital continued to provide management and other services to HGI until the Services Agreement was terminated effective August 31, 2015. For more detail regarding the Services Agreement, see Note 10 in the unaudited condensed consolidated financial statements.

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

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2016 were $1.3 million as compared to $2.8 million at December 31, 2015, a decrease of approximately $1.5 million.

Cash used in operating activities.  Cash used in operating activities was $1.4 million during the three months ended March 31, 2016 as compared to $0.4 million cash used during the same period in 2015. The $1.0 million change was primarily attributable to the following: we generated $0.1 million less return on equity method investments in the first three months of 2016 compared to 2015, and we had a net unfavorable change of $1.3 million in the operating assets and liabilities in the first three months of 2016 compared to the same period in 2015.  This was offset slightly by a favorable change in the net income/loss adjusted for noncash items, which was $0.4 million better during the first three months of 2016 compared to the same period in 2015.  There were no significant noncash items in either period.

The significant changes in operating assets and liabilities during the first three months of 2016 as compared to 2015 are primarily due to the nature of the Company’s operations. The Company earns revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash provided by investing activities.  There was no cash provided by or used in investing activities during the three months ended March 31, 2016, as compared to $2.2 million cash provided during the same period in 2015. The 2015 activity consisted primarily of the following cash receipts related to the Company’s equity method investments: $2.0 million of proceeds from the Company’s December 2014 exit from its investment in Polaroid (received in 2015), and $0.2 million of distributions from the Company’s equity method investments.

Cash used in financing activities.  Cash used in financing activities was $21,000 during the three months ended March 31, 2016, as compared to $1.6 million cash used during the same period in 2015. During the first three months of 2016 the Company received proceeds of $0.4 million from a related party loan.  The loan was repaid in full during the same period.  The 2015 activity consisted of net $1.1 million of debt repaid to Street Capital, and $0.5 million of debt repaid to third parties.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three months ended		Change
	Mar 31, 2016	Mar 31, 2015	Dollars	Percent
Revenues:
Services revenue	$4,192	$3,684	$508	14%
Asset sales	1,220	989	231	23%
Total revenues	5,412	4,673	739	16%

Operating costs and expenses:
Cost of services revenue	1,003	931	72	8%
Cost of asset sales	1,052	1,066	(14)	(1)%
Selling, general and administrative	3,090	2,983	107	4%
Depreciation and amortization	83	159	(76)	(48)%
Total operating costs and expenses	5,228	5,139	89	2%
Earnings of equity method investments	8	34	(26)	(76)%
Operating income (loss)	192	(432)	624	(144)%
Other expense	(43)	(85)	42	(49)%
Interest expense	(73)	(67)	(6)	9%
Income (loss) before income tax expense	76	(584)	660	(113)%
Income tax expense	16	3	13	433%
Net income (loss)	$60	$(587)	$647	(110)%

The Company’s asset liquidation business model has several components: (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees earned for appraisal and management advisory services. The Company also earns income from its asset liquidation business through its earnings from equity method investments.

Three-Month Period Ended March 31, 2016 Compared to Three-Month Period Ended March 31, 2015

Revenues and cost of revenues – Revenues were $5.4 million during the three months ended March 31, 2016 compared to $4.7 million during the same period in 2015. Costs of services revenue and asset sales were $2.1 million during the same period in 2016 compared to $2.0 million during the same period in 2015, and earnings of equity method investments were $8,000 during the first three months in 2016 compared to $34,000 during the same period in 2015.  The gross profit of these three items was therefore $3.4 million during the first three months in 2016 compared to $2.7 million during the same period in 2015, an increase of approximately $0.7 million, or approximately 24%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.1 million during the three months ended March 31, 2016, compared to $3.0 million during the same period in 2015, an increase of approximately $0.1 million or approximately 4%.  The increase was largely attributable to an increase in personnel expense due to the Company’s increased headcount in the second half of 2015 to promote operational growth.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three months ended
	March 31,
	2016	2015	% change
Compensation
HGP	$953	$943	1%
Equity Partners	422	310	36%
NLEX	594	454	31%
HGI	75	34	121%
Stock-based compensation	36	120	(70)%

Legal	107	111	(4)%
Consulting	137	103	33%
Street Capital management fees	—	90	(100)%
Accounting and tax consulting	62	76	(18)%
Insurance	68	45	51%
Occupancy	165	143	15%
Travel and entertainment	232	227	2%
Advertising and promotion	107	102	5%
Other	132	225	(41)%
Total selling, general & administrative expense	3,090	2,983

The increase in personnel expense during the three months ended March 31, 2016, was offset slightly by decreases in stock-based compensation and the Street Capital management fees.  The decrease in stock-based compensation is primarily the result of awards becoming fully vested during 2015 and not incurring any related expense in the first quarter of 2016.  The decrease in the Street Capital management fee is the result of the termination of the Services Agreement in third quarter of 2015 (see Note 10 for further detail).

Depreciation and amortization expense – Depreciation and amortization expenses was $0.1 million during the three months ended March 31, 2016 compared to $0.2 million during the same period in 2015, and consisted almost entirely of amortization expense related to intangible assets.  The decrease in 2016 was the result of an impairment charge taken during the fourth quarter of 2015, reducing the carrying value of the HGP customer network to its fair value.  In both years the depreciation of property and equipment was not material.

Off-Balance Sheet Arrangements –The Company had no off-balance sheet arrangements during the three months ended March 31, 2016 and 2015.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We prepared our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We use the non-GAAP financial measure “EBITDA” in assessing the Company’s results. Additionally, we use an alternative measure, “Adjusted EBITDA,” to further reconcile from the standard definition to an amount management believes is a more appropriate metric for the Company.  We define Adjusted EBITDA as net loss plus interest expense, provision for income taxes, stock-based compensation, inventory write-downs, impairment of goodwill and intangible assets, mark-to-market of contingent liabilities, and depreciation and amortization. We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the quarterly financial information, below, which reconciles our GAAP reported net income (loss) to Adjusted EBITDA for the periods presented (in thousands).

	For the three months ended
	3/31/2016	3/31/2015
Net income (loss)	$60	$(587)
Add back:
Depreciation and amortization	83	159
Interest expense	73	67
Income tax expense	16	3
EBITDA	232	(358)

Management add back:
Mark-to-market of contingent consideration	68	89
Stock based compensation	36	120
Adjusted EBITDA	$336	$(149)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk is limited to interest rate and foreign exchange rate sensitivity, which is affected by changes in the general level of interest rates and foreign exchange rates. Due to the fact that our cash is deposited with major financial institutions in non-interest bearing accounts, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. The Street Capital Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. Assuming that the Street Capital Loan amount at March 31, 2016 was constant during the next twelve-month period, the impact of a one percent increase in the interest rate would be an increase in interest expense of approximately $17,000 for that twelve-month period. We do not believe that, in the near term, we are subject to material interest rate risk on our debt.  There have been no material changes to the interest rate risks since December 31, 2015.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2016. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Although our operations are conducted primarily in the United States we do conduct some asset liquidation services in foreign countries and sometimes use foreign currencies to conduct those services.  Thus we are occasionally subject to foreign currency exchange rate risk. Management monitors operations and will act as required to minimize this risk.  There have been no material changes to the foreign currency risks since December 31, 2015.

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

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 17, 2016.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 17, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2016, a director of the Company exercised a previously granted option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 31, 2016, a director of the Company exercised a previously granted option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 31, 2016, each of the seven non-employee directors of the Company was granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.24 per share.  These grants were made in exchange for services rendered and no consideration or commissions were paid.  These options were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Effective May 5, 2016, Messrs. Henry Y.L. Toh, Hal B. Heaton, and David L. Turock resigned from the Board of Directors (“the Board”) of the Company and all committees thereof.  Their resignations were not due to any disagreement with the Company, or any matter relating to the Company’s operations, policies or practices, or otherwise.

In addition, effective May 5, 2016, the Board has reconstituted its standing committees as follows:  the Board has appointed Mr. Samuel L Shimer to serve as the chairman of the Audit Committee, and Messrs. Morris Perlis and J. Brendan Ryan to serve on the Audit Committee.  The Board appointed Mr. Perlis to serve as the chairman of the Compensation Committee, and Messrs. Shimer and Ryan to serve on the Compensation Committee.  The Board also determined that Mr. Shimer, through his education and experience, satisfies the definition of an “Audit Committee financial expert” as defined by Item 407(d) of Regulation S-K.

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

Heritage Global Inc.

Date: May 9, 2016	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)