Form 10-Q
period 2016-06-30
Heritage Global Inc.
filed 2016-08-08
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, there were 28,507,648 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,041	$2,777
Accounts receivable, net	704	639
Inventory – equipment	301	395
Inventory – real estate	3,715	—
Other current assets	483	453
Total current assets	7,244	4,264
Inventory – real estate	—	3,715
Property and equipment, net	159	110
Identifiable intangible assets, net	4,245	4,382
Goodwill	6,158	6,158
Other assets	270	173
Total assets	$18,076	$18,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,483	$6,673
Current portion of third party debt	2,500	—
Related party debt	1,745	1,721
Current portion of contingent consideration	414	865
Other current liabilities	54	97
Total current liabilities	11,196	9,356
Non-current portion of third party debt	—	2,500
Non-current portion of contingent consideration	1,786	2,592
Deferred tax liabilities	960	960
Total liabilities	13,942	15,408

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at June 30, 2016 and December 31, 2015	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,507,648 shares at June 30, 2016 and 28,467,648 shares at December 31, 2015	285	285
Additional paid-in capital	284,107	284,046
Accumulated deficit	(280,205)	(280,889)
Accumulated other comprehensive loss	(59)	(54)
Total stockholders’ equity	4,134	3,394
Total liabilities and stockholders’ equity	$18,076	$18,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Services revenue	$3,702	$2,856	$7,894	$6,540
Asset sales	215	678	1,435	1,667
Total revenues	3,917	3,534	9,329	8,207

Operating costs and expenses:
Cost of services revenue	866	517	1,869	1,448
Cost of asset sales	184	569	1,236	1,635
Selling, general and administrative	3,064	3,058	6,154	6,041
Depreciation and amortization	81	165	164	324
Total operating costs and expenses	4,195	4,309	9,423	9,448
Earnings of equity method investments	44	105	52	139
Operating loss	(234)	(670)	(42)	(1,102)
Other (expense) income	(2)	—	23	5
Fair value adjustment of contingent consideration	925	38	857	(52)
Interest expense	(63)	(61)	(136)	(128)
Income (loss) before income tax expense	626	(693)	702	(1,277)
Income tax expense	2	—	18	3
Net income (loss)	$624	$(693)	$684	$(1,280)

Weighted average common shares outstanding – basic	28,418,582	28,203,801	28,368,774	28,185,705
Weighted average common shares outstanding – diluted	28,431,406	28,203,801	28,381,278	28,185,705
Net income (loss) per share – basic	$0.02	$(0.02)	$0.02	$(0.05)
Net income (loss) per share – diluted	$0.02	$(0.02)	$0.02	$(0.05)

Comprehensive income (loss):
Net income (loss)	$624	$(693)	$684	$(1,280)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	1	(5)	(29)
Comprehensive income (loss)	$627	$(692)	$679	$(1,309)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2015	569	$6	28,467,648	$285	$284,046	$(280,889)	$(54)	$3,394
Stock-based compensation expense	—	—	—	—	57	—	—	57
Issuance of common stock from exercise of stock options	—	—	40,000	—	4	—	—	4
Net income	—	—	—	—	—	684	—	684
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2016	569	$6	28,507,648	$285	$284,107	$(280,205)	$(59)	$4,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net income (loss)	$684	$(1,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued management fees and other charges added to principal of related party debt	—	218
Accrued interest added to principal of related party debt	48	45
Fair value adjustment of contingent consideration	(857)	52
Stock-based compensation expense	57	276
Earnings of equity method investments	(49)	(144)
Depreciation and amortization	164	324
Return on investment in equity method investments	93	242
Changes in operating assets and liabilities:
Accounts receivable	(84)	439
Deposits	(126)	33
Inventory	94	24
Other current assets	11	95
Accounts payable and accrued liabilities	(297)	(1,636)
Net cash used in operating activities	(262)	(1,312)

Cash flows (used in) provided by investing activities:
Cash distributions from equity method investments	20	737
Investment in equity method investments	—	(143)
Purchase of property and equipment	(75)	—
Proceeds from sale of equity method investments	—	1,992
Net cash (used in) provided by investing activities	(55)	2,586

Cash flows used in financing activities:
Repayment of debt payable to third parties	—	(525)
Proceeds from debt payable to related party	404	775
Repayment of debt payable to related party	(428)	(2,419)
Payment of contingent consideration	(400)	—
Proceeds from exercise of options to purchase common shares	4	—
Net cash used in financing activities	(420)	(2,169)
Net decrease in cash and cash equivalents	(737)	(895)
Effect of exchange rate changes on cash and cash equivalents	1	(31)
Cash and cash equivalents at beginning of period	2,777	3,633
Cash and cash equivalents at end of period	$2,041	$2,707

Supplemental cash flow information:
Cash paid for taxes	$19	$62
Cash paid for interest	$94	$23

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

The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2016. The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated balance sheet at December 31, 2015, contained in the above referenced Form 10-K.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, investments, goodwill and intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities, and stock-based compensation. These estimates have the potential to significantly affect our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies in the first six months of 2016.

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

In May 2016, the FASB issued Accounting Standards update 2016-12, Revenue from Contracts with Customers (“ASU 2016-12”), which provides clarity and simplification to the transition guidance from the previously issued ASU 2014-09.  ASU 2016-12 provides narrow scope improvements to assessing the collectability criterion, the presentation of sales and other similar taxes, non-cash consideration, contract modifications, completed contracts, and technical corrections.  ASU 2016-12 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company has not yet adopted ASU 2016-12 nor assessed its potential impact on its consolidated financial statements.

Note 3 – Real Estate Inventory

In the first quarter of 2016, the Company entered into a purchase and sale agreement with International Auto Processing Inc. (“IAP”) to sell the Company’s real estate inventory for $4.1 million.  IAP subsequently assigned the purchase and sale agreement to an affiliate, International Investments and Infrastructure, LLC (“III”).

Concurrently, the Company entered into a five year lease agreement with an affiliate of IAP to lease the building during the escrow period, which will terminate at the close of escrow.  The purchase agreement gives IAP the right to terminate its obligation to consummate the sale for any reason before June 9, 2016, but in the event the sale is not consummated, the lease agreement will continue through the end of the lease term.

Annual rental payments under the lease are $0.7 million, and the lessee is responsible for all operating costs associated with the property.  During the three and six months ended June 30, 2016, the Company earned rental income of $0.2 and $0.3 million, respectively, which is included within services revenue in the condensed consolidated statement of operations.  No rental income was earned during the three or six months ended June 30, 2015.

See Note 11 for further details on the sale of the Company’s real estate inventory.

Note 4 – Stock-based Compensation

Options

At June 30, 2016 the Company had three stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements for the year ended December 31, 2015, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first six months of 2016, the Company issued options to purchase a total of 70,000 shares of common stock to the Company’s independent directors as part of their annual compensation.

The following summarizes the changes in common stock options for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,175,000	$1.70
Granted	70,000	$0.24
Exercised	(40,000)	$0.12
Expired	(20,000)	$0.15
Outstanding at June 30, 2016	2,185,000	$1.68

Options exercisable at June 30, 2016	1,977,500	$1.81

The Company recognized stock-based compensation expense related to stock options of $14,000 and $43,000 for the three and six months ended June 30, 2016, respectively.  As of June 30, 2016, there is approximately $0.1 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.5 years.

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

The following summarizes the changes in restricted stock awards for the six months ended June 30 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested Awards at December 31, 2015	150,000	$0.38
Granted	—	—
Vested	(75,000)	$0.38
Unvested awards at June 30, 2016	75,000	$0.38

Vested awards at June 30, 2016	225,000	$0.38

Stock-based compensation expense related to restricted stock awards was $7,000 and $14,000 for the three and six months ended June 30, 2016, respectively.

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

The table below shows the calculation of the shares used in computing diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Shares Calculation:	2016	2015	2016	2015
Basic weighted average shares outstanding	28,418,582	28,203,801	28,368,774	28,185,705
Treasury stock effect of common stock options and restricted stock awards	12,824	—	12,504	—
Diluted weighted average common shares outstanding	28,431,406	28,203,801	28,381,278	28,185,705

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive for both the three and six months ended June 30, 2016 were 2.2 million.  No potential common shares were included for the three and six months ended June 30, 2015, as the Company generated a net loss, and therefore basic EPS was the same as diluted EPS.

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

Amortized Intangible Assets	Carrying Value December 31, 2015	Amortization	Carrying Value June 30, 2016
Customer Network (HGP)	$178	$(10)	$168
Trade Name (HGP)	1,059	(52)	1,007
Customer Relationships (NLEX)	660	(55)	605
Non-Compete Agreement (NLEX)	15	(15)	—
Website (NLEX)	33	(5)	28
Total	1,945	(137)	1,808

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$4,382	$(137)	$4,245

Amortization expense during the first six months of 2016 and 2015 was $0.1 million and $0.3 million, respectively.

The estimated amortization expense as of June 30, 2016 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2016 (remainder of year from July 1, 2016 to December 31, 2016)	$123
2017	245
2018	245
2019	240
2020	236
Thereafter	719
Total	$1,808

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses or other charges to the carrying amount of goodwill during the six months ended June 30, 2016 and 2015.

Acquisition	June 30, 2016	December 31, 2015
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 7 – Debt

Outstanding debt at June 30, 2016 and December 31, 2015 is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Current:
Third party debt	$2,500	$—
Related party debt	1,745	1,721
	4,245	1,721
Non-current:
Third party debt	—	2,500

Total debt	$4,245	$4,221

The Company entered into a loan with an unrelated party (the “Third Party Debt”) during 2014 for a principal amount of $2.5 million. The loan bears interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate, and in the first quarter of 2016, the maturity date was further extended to January 15, 2017 at the same interest rate.  The loan is not subject to any covenants or conditions.  See Note 11 for further details on the Company’s Third Party Debt.

The Company’s Related Party Debt (the “Street Capital Loan”), which is due on demand, was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Street Capital Loan is secured by the assets of the Company.

In 2014, following Street Capital Group Inc.’s (“Street Capital”) distribution of its ownership interest in HGI to Street Capital shareholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of June 30, 2016 and December 31, 2015, the interest rate on the loan was 5.50%. Please see Note 10 for further discussion of transactions with Street Capital.

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

As of June 30, 2016 and December 31, 2015, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both June 30, 2016 and December 31, 2015, the Company’s contingent consideration from the acquisition of NLEX in 2014 of $2.2 and $3.5 million, respectively, was the only liability measured at fair value on a recurring basis, and was classified as Level 3 within the fair value hierarchy.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.  As of both June 30, 2016 and December 31, 2015, the Company had no Level 3 assets measured at fair value.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,200	$2,200

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$3,457	$3,457

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

In the second quarter of 2016, the Company paid the former owner of NLEX $0.4 million, which represented approximately half of the expected second earn-out payment as constituted by the earn-out provision in the NLEX stock purchase agreement.  The following table summarizes the changes in the fair value of the liability during the six months ended June 30, 2016 (in thousands):

Balance at December 31, 2015	$3,457
Payment of contingent consideration	(400)
Fair value adjustment of contingent consideration	(857)
Balance at June 30, 2016	$2,200

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2016.

Note 9 – Income Taxes

At June 30, 2016, the Company has aggregate tax net operating loss carry forwards of approximately $74.0 million ($58.9 million of unrestricted net operating tax losses and approximately $15.1 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2025 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of our cumulative losses and uncertainty with respect to future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2015 and June 30, 2016.

Note 10 – Related Party Transactions

Debt with Street Capital

Until the second quarter of 2014, as discussed below, Street Capital was the Company’s majority shareholder. Street Capital remained a related party following the distribution of its investment in HGI to Street Capital shareholders as Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board, and continues to be a significant shareholder of the Company.  At both June 30, 2016 and December 31, 2015, the Company reported amounts owed to Street Capital of $1.7 million as related party debt (see Note 7). Total interest of $0.5 million has been accrued on the debt through June 30, 2016, and remains unpaid.

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

The amounts charged by Street Capital, which have been accrued and added to the Street Capital Loan balance, are detailed below (in thousands):

	Six Months Ended June 30,
	2016	2015
Management fees	$—	$180
Other charges	—	38
Total	$—	$218

Transactions with Other Related Parties

During the first six months of 2016, the Company leased office space in Foster City, CA as part of the operations of HGP. The premises are owned by an entity that is jointly controlled by senior officers of HGI.  In the second quarter of 2016, the Company terminated its lease agreement for the office space in Foster City, CA.  The Company also leases office space in Edwardsville, IL, as part of the ongoing operations of NLEX.  The premises are owned by senior officers of NLEX. The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the three and six months ended June 30, 2016 and 2015, are detailed below (in thousands):

	Three Months Ended June 30,
Leased premises location	2016	2015
Foster City, CA	$19	$57
Edwardsville, IL	25	25
Total	$44	$82

	Six Months Ended June 30,
Leased premises location	2016	2015
Foster City, CA	$76	$114
Edwardsville, IL	49	49
Total	$125	$163

In the first quarter of 2016, the Company entered into a related party loan with a trust controlled by certain executive officers of the Company.  The Company received proceeds of $0.4 million.  The loan accrued interest at 10% per annum and was payable within 90 days of the loan date.  The Company repaid the loan plus accrued interest in March 2016.  Interest charged and paid during the three and six months ended June 30, 2016, was $0 and $8,000, respectively.

Note 11 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2016 for potential recognition or disclosure in its condensed consolidated financial statements.

In July 2016, pursuant to the previously disclosed purchase and sale agreement, the Company completed the sale of its real estate inventory for $4.1 million to International Investments and Infrastructure, LLC (“III”).  In connection with the completion of the sale, the Company terminated the lease agreement with an affiliate of III.

In July 2016, the Company repaid $2.5 million of outstanding principal, plus accrued interest, on its Third Party Debt, and terminated the loan agreement with the third party.

For further information, refer to the Company’s Form 8-K filed with the SEC on July 8, 2016.

There have been no other material subsequent events requiring recognition or disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three and six month periods ended June 30, 2016 and 2015, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”).

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

On July 5, 2016, the Company completed the sale of its real estate inventory to International Investments and Infrastructure, LLC (“III”) for $4.1 million.  Concurrently, and in accordance with the purchase and sale agreement, the previously existing lease agreement between the Company and an affiliate of III terminated.

On July 8, 2016, the Company repaid $2.5 million of outstanding principal, plus accrued interest, on its Third Party Debt, and terminated the loan agreement with the third party.

The organization chart below outlines the basic corporate structure of the Company as of June 30, 2016.

(1)	Registrant.
(2)	Full service, global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.
(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off receivables.
(6)	Owns and licenses telecommunications patents.

Asset liquidation

The Company is a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services.  The Company specializes in both acting as an adviser, as well as acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, accounts receivable portfolios, and entire business enterprises.

The asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In 2011, HG LLC acquired 100% of the assets of EP USA, LLC (d/b/a Equity Partners) (“Equity Partners”), thereby expanding the Company’s operations. Equity Partners is a boutique M&A advisory firm and provider of financial solutions for distressed businesses and properties.

In 2012, the Company increased its in-house asset liquidation expertise via its acquisition of 100% of the outstanding equity of Heritage Global Partners, Inc. (“HGP”), a global full-service auction, appraisal and asset advisory firm, and in 2012, the Company launched Heritage Global Partners Europe (“HGP Europe”). Through its wholly-owned subsidiary Heritage Global Partners UK Limited, the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain.

In 2014, the Company again expanded its asset liquidation operations with the acquisition of 100% of the outstanding equity of National Loan Exchange (‘NLEX”). NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with HGI’s strategy to expand and diversify the services provided by its asset liquidation business.

As a result of the events and acquisitions outlined above, management believes that HGI’s expanded global platform will allow the Company to achieve its long term industry leadership goals.

Intellectual property licensing

The Company holds several patents, including two that relate to Voice over Internet Protocol (“VoIP”). U.S. Patent No. 6,438,124 was developed by the Company, and encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. U.S. Patent No. 6,243,373 (the “VoIP Patent”) was purchased from a third party (the “Vendor”). These patents, together with related international patents and patent applications, form the

Company’s international VoIP Patent Portfolio (the “Portfolio”) that covers the basic process and technology that enable VoIP communication as used in the market today. As part of the consideration for the acquisition of the VoIP Patent, the Vendor is entitled to receive 35% of the net earnings from the Portfolio. At this time, the Company is seeking to dispose of its patent portfolio.

Industry and Competition

Asset Liquidation

The Company’s asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by HGP, mergers and acquisitions advisory services provided by Equity Partners, and the accounts receivable brokerage services provided by NLEX. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, HGI competes with other liquidators, auction companies, dealers and brokers. It also competes with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

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

The Company has no off-balance sheet arrangements.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these policies in the first six months of 2016.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At June 30, 2016 the Company had a working capital deficit of $4.0 million, as compared to a working capital deficit of $5.1 million at December 31, 2015, an improvement in the deficit of approximately $1.1 million.

The Company’s current assets increased to $7.2 million compared to $4.3 million at December 31, 2015. The most significant change was due to the classification of the Company’s $3.7 million real estate inventory balance, which changed from non-current at December 31, 2015, to current at June 30, 2016 as a result of the completion of its sale in July 2016.  This net increase in current assets was offset slightly by a decrease of $0.7 million in cash, primarily due to the payment of certain current liabilities.

The Company’s current liabilities increased to $11.2 million compared to $9.4 million at December 31, 2015.  The most significant change was the $2.5 million increase in the current portion of third party debt, the classification of which changed from non-current as of December 31, 2015 to current as of June 30, 2016 as it matures on January 15, 2017.  This was offset slightly by the approximately $0.5 million decrease in the current portion of contingent consideration due to the payment made to the former owner of NLEX, and the fair value adjustment of the future liability.

During the first six months of 2016, the Company’s primary sources of cash were the operations of its asset liquidation business and advances of $0.4 million from a related party loan.  Cash disbursements, other than those related to debt repayment of $0.4 million (all of which was to related parties), were primarily related to operating expenses.

The Company has historically classified real estate inventory as non-current, although it is expected to be converted to cash within a year. At June 30, 2016, the Company reclassified its real estate inventory to current assets as a result of the completion of its sale in July 2016.  At December 31, 2015, the real estate inventory totaled $3.7 million.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At June 30, 2016, the Company had stockholders’ equity of $4.1 million, as compared to $3.4 million at December 31, 2015.
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

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2016 were $2.0 million as compared to $2.8 million at December 31, 2015, a decrease of approximately $0.8 million.

Cash used in operating activities.  Cash used in operating activities was $0.3 million during the six months ended June 30, 2016 as compared to $1.3 million cash used during the same period in 2015. The $1.0 million change was primarily attributable to the following: we had a favorable change in the net income/loss adjusted for noncash items, which was $0.6 million better during the first six months of 2016 compared to the same period in 2015, and a net favorable change of $0.6 million in the operating assets and liabilities in the first six months of 2016 compared to the same period in 2015.  This was offset slightly by an unfavorable $0.1 million less return on equity method investments in the first six months of 2016 compared to 2015.  In the first six months of 2016 the Company had a significant non-cash fair value adjustment of its contingent consideration, which resulted in a $0.9 million gain.  There were no significant non-cash items in the same period in 2015.

The significant changes in operating assets and liabilities during the first six months of 2016 as compared to 2015 are primarily due to the nature of the Company’s operations. The Company earns revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in or provided by investing activities.  Cash used in investing activities was $0.1 million during the six months ended June 30, 2016, as compared to $2.6 million cash provided by investing activities during the same period in 2015. The 2015 activity consisted primarily of the following cash receipts related to the Company’s equity method investments: $2.0 million of proceeds from the Company’s December 2014 exit from its investment in Polaroid (received in 2015), and $0.7 million of distributions from the Company’s equity method investments.  This was offset slightly by a $0.1 million investment in the Company’s equity method investments.  The 2016 activity consistent primarily of $0.1 million related to the purchase of property and equipment.

Cash used in financing activities.  Cash used in financing activities was $0.4 million during the six months ended June 30, 2016, as compared to $2.2 million cash used during the same period in 2015. During the first six months of 2016 the Company received proceeds of $0.4 million from a related party loan, which was repaid in full during the same period.  The Company also paid $0.4 million to the former owner of NLEX, which approximated half of the second earn-out payment earned.  The 2015 activity consisted of net $1.7 million of debt repaid to Street Capital, and $0.5 million of debt repaid to third parties.

Contractual Obligations

The Company’s only significant contractual obligation, other than its Street Capital Loan and Third Party Debt, both of which are short term in nature, is its long-term earn-out obligation owed to the former owner (and current president) of NLEX.  The Company will pay the former owner of NLEX 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The payments are due on or about July 30 of each year, beginning in 2015.  In 2015, the Company made the first of the four payments for $0.5 million.  In June 2016, the Company paid $0.4 million, which represented approximately half of the expected total second payment.  The Company expects to pay approximately $2.2 million in full satisfaction of the remainder of the second, third and fourth payments through 2018.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three months ended		Change		Six months ended		Change
	June 30, 2016	June 30, 2015	Dollars	Percent	June 30, 2016	June 30, 2015	Dollars	Percent
Revenues:
Services revenue	$3,702	$2,856	$846	30%	$7,894	$6,540	$1,354	21%
Asset sales	215	678	(463)	-68%	1,435	1,667	(232)	-14%
Total revenues	3,917	3,534	383	11%	9,329	8,207	1,122	14%

Operating costs and expenses:
Cost of services revenue	866	517	349	68%	1,869	1,448	421	29%
Cost of asset sales	184	569	(385)	(68)%	1,236	1,635	(399)	(24)%
Selling, general and administrative	3,064	3,058	6	0%	6,154	6,041	113	2%
Depreciation and amortization	81	165	(84)	(51)%	164	324	(160)	(49)%
Total operating costs and expenses	4,195	4,309	(114)	(3)%	9,423	9,448	(25)	(0)%
Earnings of equity method investments	44	105	(61)	(58)%	52	139	(87)	(63)%
Operating loss	(234)	(670)	436	(65)%	(42)	(1,102)	1,060	(96)%
Other (expense) income	(2)	—	(2)	(100)%	23	5	18	360%
Fair value adjustment of contingent consideration	925	38	887	2334%	857	(52)	909	(1748)%
Interest expense	(63)	(61)	(2)	3%	(136)	(128)	(8)	6%
Income (loss) before income tax expense	626	(693)	1,319	(190)%	702	(1,277)	1,979	(155)%
Income tax expense	2	—	2	100%	18	3	15	500%
Net income (loss)	$624	$(693)	$1,317	(190)%	$684	$(1,280)	$1,964	(153)%

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

Three-Month Period Ended June 30, 2016 Compared to Three-Month Period Ended June 30, 2015

Revenues and cost of revenues – Revenues were $3.9 million during the three months ended June 30, 2016 compared to $3.5 million during the same period in 2015. Combined costs of services revenue and asset sales were $1.1 million during the same periods in 2016 and 2015, and earnings of equity method investments were $44,000 during the second quarter of 2016 compared to $0.1 million during the same period in 2015.  The gross profit of these three items was therefore $2.9 million during the second quarter of 2016 compared to $2.6 million during the same period in 2015, an increase of approximately $0.4 million, or approximately 14%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense remained relatively flat at $3.1 million during both the three months ended June 30, 2016 and the same period in 2015.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	% change
Compensation
HGP	$1,012	$1,050	(4)%
Equity Partners	384	360	7%
NLEX	592	517	15%
HGI	75	34	121%
Stock-based compensation	21	155	(86)%

Consulting	157	112	40%
Street Capital management fees	—	90	(100)%
Accounting, tax and legal professional fees	152	42	262%
Insurance	69	40	73%
Occupancy	179	151	19%
Travel and entertainment	186	240	(23)%
Advertising and promotion	130	80	63%
Other	107	187	(43)%
Total selling, general & administrative expense	3,064	3,058

The increase in personnel expense during the three months ended June 30, 2016, was offset slightly by decreases in stock-based compensation and the Street Capital management fees.  The decrease in stock-based compensation is primarily the result of awards becoming fully vested during 2015 and not incurring any related expense in the second quarter of 2016.  The decrease in the Street Capital management fee is the result of the termination of the Services Agreement in the third quarter of 2015 (see Note 10 for further detail).

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended June 30, 2016 compared to $0.2 million during the same period in 2015, and consisted almost entirely of amortization expense related to intangible assets.  The decrease in 2016 was the result of an impairment charge taken during the fourth quarter of 2015, reducing the carrying value (and subsequent amortization expense) of the HGP customer network to its fair value.  In both years the depreciation of property and equipment was not material.

Six-Month Period Ended June 30, 2016 Compared to Six-Month Period Ended June 30, 2015

Revenues and cost of revenues – Revenues were $9.3 million during the six months ended June 30, 2016 compared to $8.2 million during the same period in 2015. Combined costs of services revenue and asset sales were $3.1 million during the same periods in both 2016 and 2015, and earnings of equity method investments were $0.1 million in both the first six months in 2016 and the same period in 2015.  The gross profit of these three items was therefore $6.3 million during the first six months in 2016 compared to $5.3 million during the same period in 2015, an increase of approximately $1.0 million, or 19%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.2 million during the six months ended June 30, 2016, compared to $6.0 million during the same period in 2015, an increase of approximately $0.2 million or 2%.  The increase was largely attributable to an increase in personnel expense due to the Company’s increased headcount in the second half of 2015 to promote operational growth.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	% change
Compensation
HGP	$1,965	$1,993	(1)%
Equity Partners	806	670	20%
NLEX	1,186	1,032	15%
HGI	150	68	121%
Stock-based compensation	57	273	(79)%

Consulting	286	203	41%
Street Capital management fees	—	180	(100)%
Accounting, tax and legal professional fees	329	241	37%
Insurance	137	85	61%
Occupancy	344	293	17%
Travel and entertainment	418	467	(10)%
Advertising and promotion	237	182	30%
Other	239	354	(32)%
Total selling, general & administrative expense	6,154	6,041

The increase in personnel expense during the six months ended June 30, 2016, was offset slightly by decreases in stock-based compensation and the Street Capital management fees.  The decrease in stock-based compensation is primarily the result of awards becoming fully vested during 2015 and not incurring any related expense in the first half of 2016.  The decrease in the Street Capital management fee is the result of the termination of the Services Agreement in third quarter of 2015 (see Note 10 for further detail).

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the six months ended June 30, 2016 compared to $0.3 million during the same period in 2015, and consisted almost entirely of amortization expense related to intangible assets.  The decrease in 2016 was the result of an impairment charge taken during the fourth quarter of 2015, reducing the carrying value (and subsequent amortization) of the HGP customer network to its fair value.  In both years the depreciation of property and equipment was not material.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We prepared our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We use the non-GAAP financial measure “EBITDA” in assessing the Company’s results. Additionally, we use an alternative measure, “Adjusted EBITDA,” to further reconcile from the standard definition to an amount management believes is a more appropriate metric for the Company.  We define EBITDA as net income (loss) plus interest expense, provision for income taxes, and depreciation and amortization.  We define Adjusted EBITDA as EBITDA plus stock-based compensation, and plus or minus fair value adjustments of contingent consideration.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income (loss) to Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$624	$(693)	$684	$(1,280)
Add back:
Depreciation and amortization	81	165	164	324
Interest expense	63	61	136	128
Income tax expense	2	—	18	3
EBITDA	770	(467)	1,002	(825)

Management add back:
Fair value adjustment of contingent consideration	(925)	(38)	(857)	52
Stock based compensation	21	156	57	276
Adjusted EBITDA	$(134)	$(349)	$202	$(497)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk is limited to interest rate and foreign exchange rate sensitivity, which is affected by changes in the general level of interest rates and foreign exchange rates. Due to the fact that our cash is deposited with major financial institutions in non-interest bearing accounts, we believe that we are not subject to any material interest rate risk as it relates to interest income. As to interest expense, we have one debt instrument that has a variable interest rate. The Street Capital Loan bears interest at a rate per annum equal to the lesser of the WSJ prime rate + 2.0%, or the maximum rate allowable by law. Assuming that the Street Capital Loan amount at June 30, 2016 was constant during the next twelve-month period, the impact of a 100 basis point increase in the interest rate would be an increase in interest expense of approximately $17,000 for that twelve-month period. We do not believe that, in the near term, we are subject to material interest rate risk on our debt.  There have been no material changes to the interest rate risks since December 31, 2015.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2016. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Although our operations are conducted primarily in the United States we do conduct some asset liquidation services in foreign countries and sometimes use foreign currencies to conduct those services.  Thus, we are occasionally subject to foreign currency exchange rate risk. Management monitors operations and will act as required to minimize this risk, however management does not believe that the Company has material exposure to foreign currency risk.  There have been no material changes to the foreign currency risks since December 31, 2015.

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

Further, there were no changes in our internal control over financial reporting during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 25, 2016, a former director of the Company exercised a previously granted option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.08 per share.  No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On June 14, 2016, a former director of the Company exercised a previously granted option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.08 per share. No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Effective August 4, 2016, the Board approved the appointment of Michael Hexner to the Company’s Board of Directors as a Class II Director.  With the appointment of Mr. Hexner, the Board now consists of six members, four of whom are independent directors.  Mr. Hexner has not yet been appointed to serve on any of the Board’s sub-committees.  There have been no arrangements between Mr. Hexner and any other persons pursuant to his appointment to the Board, nor have there been any agreements between Mr. Hexner and the Company.  Mr. Hexner co-founded Wheel Works in 1976 and served as its Chief Executive Officer.  Mr. Hexner currently serves as an Operating Partner of Fundamental Capital.

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

Heritage Global Inc.

Date: August 8, 2016	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)