Form 10-K
period 2016-12-31
Heritage Global Inc.
filed 2017-03-07
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.22 per share on June 30, 2016, as reported by the OTCQB, was approximately $5.0 million.

As of March 2, 2017, there were 28,470,148 shares of Common Stock, $0.01 par value, outstanding.

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

PART I

Item 1. Business.

Overview, History and Recent Developments

Heritage Global Inc. (“HGI”) was incorporated in Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. in 2013. The most recent name change more closely identifies HGI with its core auction business, Heritage Global Partners, Inc. (“HGP”).

In 2014 HGI (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX operates as a wholly owned division of the Company.

In July 2016, the Company completed the sale of its real estate inventory to International Investments and Infrastructure, LLC (“III”) for $4.1 million.  Concurrently, and in accordance with the purchase and sale agreement, the previously existing lease agreement between the Company and an affiliate of III was terminated.  Refer to Note 3 to the consolidated financial statements for further information.

In July 2016, the Company repaid $2.5 million of outstanding principal, plus accrued interest, on its loan with an unrelated party (the “Third Party Debt”) and terminated its loan agreement with the third party.  Refer to Note 9 to the consolidated financial statements for further information.

The organization chart below outlines the basic corporate structure of the Company as of December 31, 2016.

(1)	Registrant.
(2)	Full service global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.
(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off receivables.

Asset liquidation

The Company is a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services.  The Company specializes both in acting as an adviser, as well as acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, real estate, accounts receivable portfolios, intellectual property, and entire business enterprises.

The Company’s asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In 2011, HG LLC acquired 100% of the business of EP USA, LLC (“Equity Partners”), thereby expanding the Company’s operations. Equity Partners is a boutique M&A advisory firm and provider of financial solutions for businesses and properties in transition.

In 2012 the Company increased its in-house asset liquidation expertise with its acquisition of 100% of the outstanding equity of HGP, a global full-service auction, appraisal and asset advisory firm, and launched Heritage Global Partners Europe (“HGP Europe”). Through its wholly-owned subsidiary Heritage Global Partners UK Limited, the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain.

In 2014, the Company again expanded its asset liquidation operations with the acquisition of 100% of the outstanding equity of NLEX. NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with the Company’s strategy to expand and diversify the services provided by its asset liquidation business.

As a result of the events and acquisitions outlined above, management believes that the Company’s expanded global platform will allow the Company to achieve its long term industry leadership goals.

Intellectual property licensing

Until the third quarter of 2016, the Company held several patents, including two that relate to Voice over Internet Protocol (“VoIP”). U.S. Patent No. 6,438,124 was developed by the Company, and encompasses the technology that allows two parties to converse phone-to-phone, regardless of the distance, by transmitting voice/sound via the Internet. U.S. Patent No. 6,243,373 (the “VoIP Patent”) was purchased from a third party (the “Vendor”). These patents, together with related international patents and patent applications, formed the Company’s international VoIP Patent Portfolio (the “Portfolio”) that covered the basic process and technology that enable VoIP communication as used in the market today. As part of the consideration for the acquisition of the VoIP Patent, the Vendor is entitled to receive 35% of the net earnings from the Portfolio.  The Company completed the sale of the Portfolio during the third quarter of 2016 for $0.1 million, and fulfilled all remaining obligations to the Vendor.

Employees

As of December 31, 2016, the Company had 46 employees: 25 are employed by HGP, 15 by NLEX, and six by Equity Partners.

Industry and Competition

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

Available Information

The Company will file its Annual Report on Form 10-K, with audited financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), which requires that the Company file periodic reports, and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains periodic reports, proxy and information statements, and other information regarding issuers, including the Company, which file electronically with the SEC.

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

During 2012, we expanded our operations to the United Kingdom (“UK”), Spain, and Germany. Our UK operations are conducted in pounds sterling (£) and our Spain and Germany operations are conducted in euros (€), rather than in U.S. dollars. To date we have been required to use funds generated by our U.S. operations to meet a portion of European obligations as they come due. We thereby incur exchange rate risk. We conduct some of our asset liquidation transactions in currencies other than the U.S. dollar, which exposes us to foreign exchange risk.  Although this risk has not had a material impact on our business and operations to date, failure to anticipate and continue to manage this risk could have a material adverse effect.

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

We are dependent upon key personnel.

Our operations are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly our Chief Executive Officer, Chief Operating Officer/President, President of NLEX, and Senior Managing Director of Equity Partners. The loss of any of these officers could damage key relationships and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees, and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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

Our Articles of Incorporation, as amended, provide for staggered terms for the members of our Board of Directors (the “Board”). The Board is divided into three staggered classes, and each director serves a term of three years. At an annual stockholders’ meeting, only those directors comprising one of the three classes will have completed their term and stand for re-election or replacement. These provisions may tend to preserve our current management and the Board in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of the Board.

Our Board of Directors may issue additional shares of preferred stock without stockholder approval.

Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. The Board is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that are senior to our shares of common stock or that could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of the Company.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2016, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company, in connection with its asset liquidation business, leases or rents office space in several locations in the U.S. The principal locations are San Diego, CA and Burlingame, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. The Company also maintains offices in Los Angeles, CA; Scottsdale, AZ; Farmington Hills, MI and Easton, MD. The Edwardsville office is leased from a related party, as discussed in Note 13 to the consolidated financial statements.

Item 3. Legal Proceedings.

The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.  Refer to Note 14 to the consolidated financial statements for further detail.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock, $0.01 par value per share, are quoted under the symbol “HGBL” in the OTC market (“OTCQB”), and under the symbol “HGP” on the Canadian Securities Exchange (“CSE”).

The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2015 through December 31, 2016, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions, and are quoted in U.S. dollars:

Quarter Ended	High	Low
March 31, 2015	$0.47	$0.05
June 30, 2015	0.51	0.17
September 30, 2015	0.35	0.15
December 31, 2015	0.26	0.11

March 31, 2016	$0.45	$0.11
June 30, 2016	0.26	0.14
September 30, 2016	0.61	0.19
December 31, 2016	0.50	0.18

On March 2, 2017, the closing price for a share of the Company’s common stock as quoted on the OTCQB was $0.49.

The following table sets forth the high and low prices for our common stock, as quoted on the CSE, for the calendar quarters from January 1, 2015 through December 31, 2016, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions, and are quoted in Canadian dollars:

Quarter Ended	High	Low
March 31, 2015	$0.50	$0.20
June 30, 2015	0.42	0.20
September 30, 2015	0.33	0.17
December 31, 2015	0.25	0.15

March 31, 2016	$0.44	$0.17
June 30, 2016	0.25	0.13
September 30, 2016	0.60	0.22
December 31, 2016	0.65	0.25

On March 2, 2017, the closing price for a share of the Company’s common stock as quoted on the CSE was Canadian $0.60.

Holders

As of March 2, 2017, the Company had approximately 415 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2016, we do not have any preferred stock outstanding which has any preferential dividends.

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

On June 14, 2016, a former director of the Company exercised a previously granted option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.08 per share.  No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder

Issuer Purchases of Equity Securities.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2016 the Company had a working capital deficit of $4.1 million, as compared to a working capital deficit of $5.1 million at December 31, 2015, a reduction in the deficit of $1.0 million.

The Company’s current assets increased to $4.4 million compared to $4.3 million at December 31, 2015. Within current assets, the most significant change was an increase of $0.6 million in accounts receivable, primarily the result of payments owed to the Company for activities related to its asset liquidation transactions in the fourth quarter.

The Company’s current liabilities decreased to $8.6 million compared to $9.4 million at December 31, 2015. The most significant change was the $1.1 million decrease in the related party loan (the “Street Capital Loan”), resulting from the Company’s $0.8 million payment to Street Capital in the third quarter of 2016, and the reclassification of the non-current portion ($0.3 million) of the loan based on the amendment between the Company and Street Capital which defined specific payment terms (see Note 9 to the consolidated financial statements for further detail).  This decrease was offset slightly by an increase in the Company’s accounts payable and accrued liabilities, as a result of the timing of certain auction settlement liabilities.

The Company believes it can fund its operations, the working capital deficit, and debt service obligations during 2017 and beyond through a combination of its on-going asset liquidation operations and accessing new financing from related parties.

The Company’s current debt consists of the Street Capital Loan. During the third quarter of 2016 the Company repaid the outstanding balance of the Third Party Debt and terminated the agreement with the unrelated party.  The Street Capital Loan is with the Company’s former majority shareholder, Street Capital, and has fluctuated over time.  In the third quarter of 2016 the Company amended the Street Capital Loan to structure payment terms of the outstanding balance, beginning in the third quarter of 2016, and ending in the third quarter of 2018.  At December 31, 2016 the Street Capital Loan had an outstanding balance of $1.0 million (of which $0.7 million was classified as current, and $0.3 million was classified as non-current) as compared to $1.7 million at December 31, 2015 (all of which was classified as current).

During 2016, the Company’s primary sources of cash were the operations of its asset liquidation business, including the sale of the Company’s real estate inventory, and advances of $1.1 million from related party loans.  Cash disbursements, other than those related to debt repayment of $4.4 million ($2.5 million to a third party, $0.8 million under the Street Capital Loan, and the $1.1 million to related parties that was advanced to the Company during the year), were primarily related to operating expenses.  Additionally, the Company made its second payment of the contingent consideration owed to the former owner (and current president) of NLEX in the amount of $0.8 million during 2016.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At December 31, 2016 the Company had stockholders’ equity of $3.5 million, as compared to $3.4 million at December 31, 2015.
•

The Company determines its future capital and operating requirements based upon its current and projected operating performance and the extent of its contractual commitments.  The Company expects to be able to finance its future operations through a combination of its asset liquidation business and securing additional debt financing. The Company’s contractual requirements are limited to the outstanding loan, contingent consideration liability, and lease commitments with related and unrelated parties.  Capital requirements are generally limited to the Company’s purchases of surplus and distressed assets.  The Company believes that its current capital resources, including available borrowing capacity, are sufficient for these requirements.  In the event additional capital is needed, the Company believes it can obtain additional debt financing through either related party loans or through a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2016 were $2.5 million compared to $2.8 million at December 31, 2015.

Cash provided by or used in operating activities. Cash provided by operating activities was $3.9 million during 2016 as compared to $0.8 million cash used during 2015, which represents an approximate $4.7 million change in operating cash flows between the two years.  The $4.7 million change was primarily attributed to the following: the net income adjusted for noncash items was $0.5 million in 2016 as compared to a loss of $1.5 million in 2015, a change of $2.0 million, as a result of improved performance of our asset liquidation business during 2016; we generated $0.6 million less of return on investment in equity method investments in 2016 compared to 2015, and we had a net favorable change of $3.4 million in the operating assets and liabilities in 2016 compared to 2015, primarily related to the Company selling its real estate inventory in the third quarter of 2016.  The significant noncash items in 2015 included a $5.4 million impairment of goodwill and intangible assets charge and a $2.7 million real estate inventory write-down charge.  There were no such similar noncash items in 2016.

The significant changes in operating assets and liabilities during 2016 as compared to 2015 are primarily due to the nature of the Company’s operations. The Company earns revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in or provided by investing activities. Cash used in investing activities during 2016 was $0.1 million, as compared to $2.7 million cash provided during 2015. The 2015 activity consisted primarily of the following cash receipts related to the Company’s equity method investments: $2.0 million of proceeds from the Company’s December 2014 exit from its investment in Polaroid (received in 2015), and $0.9 million of distributions from the Company’s other equity method investments.  In 2016 the most significant item was $0.1 million for the purchase of property and equipment.

Cash used in financing activities. Cash used in financing activities was $4.1 million during 2016, as compared to $2.7 million during 2015. The 2016 activity consisted of repayments to Street Capital ($0.8 million) and an unrelated third party ($2.5 million), and $0.8 million of contingent consideration paid to the former owner (and current president) of NLEX.  The Company also received proceeds of $1.1 million from related party loans during 2016, and repaid the amount in full as of December 31, 2016.  The 2015 activity consisted of net $1.6 million of debt repaid to Street Capital, $0.5 million of debt repaid on our credit facility that was terminated in 2015, and $0.5 million of contingent consideration paid to the former owner (and current president) of NLEX.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations for 2016 and 2015 (in thousands).

	Year ended December 31,
	2016	2015
Revenues:
Services revenue	$15,371	$13,485
Asset sales	8,410	3,946
Total revenue	23,781	17,431
Operating costs and expenses:
Cost of services revenue	4,187	3,125
Cost of asset sales	7,131	3,412
Real estate inventory write-down	—	2,748
Selling, general and administrative	12,009	12,774
Depreciation and amortization	316	575
Impairment of goodwill and intangible assets	—	5,437
Total operating costs and expenses	23,643	28,071
Earnings of equity method investments	52	286
Operating income (loss)	190	(10,354)
Other income	119	69
Fair value adjustment of contingent consideration	(92)	228
Interest expense	(182)	(349)
Income (loss) before income tax expense	35	(10,406)
Income tax expense	21	15
Net income (loss)	$14	$(10,421)

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

2016 Compared to 2015

Revenues and cost of revenues - Revenues were $23.8 million in 2016 compared to $17.4 million in 2015, costs of services revenue and asset sales were $11.3 million in 2016 compared to $6.5 million in 2015, and earnings of equity method investments were $52,000 in 2016 compared to $0.3 million in 2015. The gross profits of these three items were therefore $12.5 million in 2016 compared to $11.2 million in 2015, an increase of approximately $1.3 million or approximately 12%. The significant increase in revenue in 2016 was primarily the result of the sale of the Company’s real estate inventory.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The gross profit is a function of the volume, size and timing of asset liquidation transactions conducted during the year.

Real estate inventory write-down - The Company recorded a $2.7 million real estate inventory write-down charge during 2015.  No such charge was necessary in 2016.  The write-down represented a net realizable value adjustment to the carrying value of the Company’s real estate inventory and was triggered by the Company’s decision to list the property for sale at a much lower price than which it had previously been listed.

Selling, general and administrative expense – Selling, general and administrative expense was $12.0 million in 2016 as compared to $12.8 million in 2015, a decrease of $0.8 million or 6%. Expenses decreased overall primarily due to the following: a reduction in the Company’s compensation costs as a result of some slightly reduced headcount, most notably for HGP and Equity Partners, and share-based compensation expense (due to options becoming fully vested); elimination of the Street Capital management fee in August 2015; and sales tax accruals in 2015 which were not required in 2016.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year ended December 31,
	2016	2015	% change
Compensation:
HGP	$3,936	$4,233	-7%
Equity Partners	1,468	1,617	-9%
NLEX	2,414	2,155	12%
HGI	300	138	117%
Stock-based compensation	99	358	-72%

Consulting	304	336	-10%
Board of Directors fees	255	159	60%
Street Capital management fees	—	240	-100%
Accounting, tax and legal professional fees	541	467	16%
Insurance	295	233	27%
Occupancy	747	611	22%
Travel and entertainment	716	875	-18%
Advertising and promotion	440	408	8%
Other	494	944	-48%
Total selling, general and administrative expense	$12,009	$12,774

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million in 2016 as compared to $0.6 million in 2015. The decrease was the result of a reduction to the amortization on the HGP customer network resulting from the reduction in carrying value subsequent to the impairment charge at the beginning of the fourth quarter of 2015.  In both 2015 and 2016 the depreciation of property and equipment was not material.

Impairment of goodwill and intangible assets – The Company recorded an impairment charge of $5.4 million in 2015 to reduce the carrying value of the goodwill and customer network, which resulted from the acquisition of HGP in 2012, to their respective fair values as of October 1, 2015 (the date at which the Company tested its goodwill and intangibles for impairment).  There was no such similar charge necessary in 2016.  The sustained losses incurred by the Company, and the qualitative and quantitative review of the HGP reporting unit, led to the impairment charge in the fourth quarter of 2015.  Refer to Note 7 to the consolidated financial statements for further detail.

Off-Balance Sheet Arrangements – The Company had no off-balance sheet arrangements during the years ended December 31, 2016 and 2015.

Non-GAAP Financial Measure – Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We prepared our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We use the non-GAAP financial measure “Adjusted EBITDA” in assessing the Company’s results. Adjusted EBITDA reflects the standard definition of EBITDA (net income (loss) plus depreciation and amortization, interest expense, and provision for income taxes), adjusted further to reflect the effects of inventory write-downs and impairment charges, plus or minus fair value adjustments of contingent consideration and plus stock-based compensation.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income (loss) to Adjusted EBITDA for the periods presented (in thousands).

	Year ended December 31,
	2016	2015
Net income (loss)	$14	$(10,421)
Add back:
Depreciation and amortization	316	575
Interest expense	182	349
Income tax expense	21	15
EBITDA	533	(9,482)

Management add back:
Real estate inventory write-down	—	2,748
Impairment of goodwill and intangible assets	—	5,437
Stock based compensation	99	358
Fair value adjustment of contingent consideration	92	(228)
Adjusted EBITDA	$724	$(1,167)

Recently adopted accounting pronouncements

In 2014, the FASB issued Accounting Standards update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due, and provides guidance on determining when and how to disclose going-concern uncertainties in an entity’s financial statements. It requires management to perform both interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU contains guidance on 1) how to perform a going-concern assessment, and 2) when to provide going-concern disclosures. An entity must provide specified disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. ASU 2014-15 became effective for annual periods ending after December 15, 2016.  The Company adopted ASU 2014-15 in the fourth quarter of 2016.  Management concluded that there were no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued.

In 2015, the FASB issued Accounting Standards update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the requirement for entities to consider whether an underlying event or transaction is extraordinary, and, if so, to separately present the item in the income statement net of tax, after income from continuing operations. Instead, items that are both unusual and infrequent should be separately presented as a component of income from continuing operations, or be disclosed in the notes to the financial statements.  ASU 2015-01 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates entity-specific consolidation guidance for limited partnerships, and revises other aspects of the consolidation analysis, but does not change the existing consolidation guidance for corporations that are not variable interest entities (“VIEs”). ASU 2015-02 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. ASU 2015-03 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-15, Interest – Imputation of Interest, (“ASU 2015-15”).  ASU 2015-15 amends subtopic 835-30 of the ASC (which was previously amended by ASU 2015-03) to allow for the capitalization of debt issuance costs related to line of credit agreements.  Capitalized costs would be presented as an asset and subsequently amortized ratably over the term of the line of credit.  ASU 2015-15 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 changes the recognition of business combination adjustments by requiring acquirers to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts.  These amounts are calculated as if the accounting was completed at acquisition date.  The acquirer is also required to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings (by line item) that would have been recorded in previous reporting periods had the adjustments been recognized as of the acquisition date.  ASU 2015-16 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

Future accounting pronouncements

     In 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will:         1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

     In 2015, the FASB issued Accounting Standards update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This amendment simplifies the presentation of deferred income taxes.  ASU 2015-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet adopted ASU 2015-17, however its effects are not expected to have a material impact on the consolidated financial statements.

     In 2016, the FASB issued Accounting Standards update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on the financial statements.

In 2016, the FASB issued Accounting Standards update 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”), which simplifies the transition to the equity method of accounting by, among other things, eliminating retroactive adjustments to the investments as a result of an increase in the level of ownership interest or degree of influence.  ASU 2016-07 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet adopted ASU 2016-07 nor assessed its potential impact on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-08, Revenue from Contracts with Customers (“ASU 2016-08”), which provides clarity on the implementation of guidance on principal versus agent considerations (reporting of revenue on a gross basis versus net basis).  ASU 2016-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company does not believe that the clarification of the implementation of the guidance will change the conclusions reached in its current analysis of principal versus agent considerations for reporting of revenue.

In 2016, the FASB issued Accounting Standards update 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which provides improvements to employee share-based payment accounting.  ASU 2016-09 simplifies the accounting and presentation of various elements of share-based compensation including, but not limited to, income taxes, excess tax benefits, statutory tax withholding requirements, payment of employee taxes, and award assumptions.  ASU 2016-09 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is still assessing the impact ASU 2016-09 will have on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-10, Revenue from Contracts with Customers (“ASU 2016-10”), which provides clarity on identifying performance obligations and licensing.  ASU 2016-10 clarifies how an entity identifies performance obligations and whether that entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property.  ASU 2016-10 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the potential impact of ASU 2016-10 on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-12, Revenue from Contracts with Customers (“ASU 2016-12”), which provides clarity and simplification to the transition guidance from the previously issued ASU 2014-09.  ASU 2016-12 provides narrow scope improvements to assessing the collectability criterion, the presentation of sales and other similar taxes, non-cash consideration, contract modifications, completed contracts, and technical corrections.  ASU 2016-12 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2016-12 on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-15, Statement of Cash Flows (“ASU 2016-15”), which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2016-15 on its consolidated financial statements.

In 2017, the FASB issued Accounting Standards update 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under topic 805 of the Accounting Standards Codification.  The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2017-01 on its consolidated financial statements.

In 2017, the FASB issued Accounting Standards update 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company is still assessing the impact of ASU 2017-04 on its consolidated financial statements.

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

Accounts receivable

The Company’s accounts receivable primarily relate to the operations of its asset liquidation business. They generally consist of three major categories:  fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 8 to the consolidated financial statements for more detail regarding the Company’s accounts receivable.

Inventory

The Company’s inventory consists of assets acquired for resale. Machinery and equipment inventory is classified as current, and historically is sold within a one-year operating cycle. Real estate inventory is generally classified as non-current due to uncertainties relating to the timing of resale. All inventory is recorded at the lower of cost or net realizable value. There is a risk that assets acquired for resale may be subsequently sold for less than their cost, or may remain unsold.  Historically, the assets’ selling prices have generally been in excess of their cost. However, during 2015, the Company recorded an inventory write down charge of $2.7 million related to its real estate inventory.  See Note 3 to the consolidated financial statements for further detail.

Equity Method Investments

As noted above, the Company conducts a portion of its asset liquidation business through Joint Ventures. These are accounted for using the equity method of accounting whereby the Company’s proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as earnings of equity method investments. At the balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. The Company monitors the value of each Joint Ventures’ underlying assets and liabilities, and records a write down of its investments should the Company conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that the Company undertakes independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in the consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 4 to the consolidated financial statements for further detail.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2016 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 7 to the consolidated financial statements. During 2015 the Company recorded an impairment charge of $2.7 million related to the customer network acquired as part of the acquisition of HGP.  No impairment charges were necessary during 2016.  See Note 7 to the consolidated financial statements for more detail regarding the Company’s identifiable intangible assets.

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

In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 7 to the consolidated financial statements. During 2015 the Company recorded an impairment charge of $2.7 million related to the goodwill from its acquisition of HGP.  No impairment charges were necessary during 2016.

Future impairment of the Company’s intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond the Company’s control. The most significant items that could impact the Company’s business and result in an impairment charge are outlined above in Item 1A. Risk Factors.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically assesses the value of its deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. The Company evaluates which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on its use of its net operating and net capital loss carryforwards.  The Company continued to carry a full valuation allowance in 2016.  For further discussion of the Company’s income taxes, see Note 12 to the consolidated financial statements.

Contingent consideration

At December 31, 2016 the Company’s contingent consideration consists of the estimated fair value of an earn-out provision that was part of the consideration for the acquisition of NLEX in 2014. The amount assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its present value is assessed quarterly, and any adjustments, together with the accretion of the fair value discount, are reported as fair value adjustments on the Company’s consolidated statement of operations. See Notes 2 and 10 to the consolidated financial statements for more discussion of the contingent consideration.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for these contingent matters. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, the Company accrues the estimated loss in the current period.  Refer to Note 11 to the consolidated financial statements for further detail.

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of the Company’s stock options is based on a variety of factors including, but not limited to, the price of the Company’s common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The fair value of the awards is subsequently expensed over the vesting period. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 15 to the consolidated financial statements for further discussion of the Company’s stock-based compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements required by this Item are included herein, commencing on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2016 and December 31, 2015, respectively, the Company had no disagreements with its auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Based on its assessment using these criteria, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Charter documents, the Board of Directors (the “Board”) is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board consists of six members: three Class I directors (Messrs. Dove, Perlis and Shimer), two Class II directors (Messrs. Hexner and Silber) and one Class III director (Mr. Ryan). The following table sets forth the names, ages and positions with the Company of our current directors and executive officers. With the exception of Ross Dove and Kirk Dove, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	68	Chairman of the Board
Michael Hexner	63	Director (2)
Samuel L. Shimer	53	Director (2), (3), (4)
J. Brendan Ryan	74	Director (2), (3), (4)
Morris Perlis	68	Director (2), (3), (4)
Ross Dove	64	Director, Chief Executive Officer
Kirk Dove	61	Chief Operating Officer and President
Scott A. West	47	Chief Financial Officer
James Sklar	51	Executive Vice President, General Counsel, and Corporate Secretary
Kenneth Mann	49	Senior Managing Director, Equity Partners HG LLC
David Ludwig	59	President, National Loan Exchange

(1)	As of December 31, 2016
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company:

Allan C. Silber, Chairman of the Board.  Mr. Silber was elected to the Board as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. In January 2011, Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President. In May 2015 in connection with the appointment of Ross Dove as Chief Executive Officer and Kirk Dove as Chief Operating Officer and President, Mr. Silber resigned the position of President.  Mr. Silber is the Chairman of Street Capital, which he founded in 1979.  Mr. Silber sits on a number of public, private and not for profit Boards. Mr. Silber attended McMaster University and received a bachelor’s degree from the University of Toronto.

Michael Hexner, Director.  Mr. Hexner was appointed by the Board as a Class II director in August 2016 to fill a Board vacancy. Mr. Hexner has expertise and extensive experience in executive leadership with growing businesses.  Mr. Hexner co-founded Wheel Works in 1976, and grew the business, as its Chief Executive Officer, to become the largest independent tire chain in the United States.  Mr. Hexner was the co-founder of Pacific Leadership Group in 2001, and has served as the Chairman and Chief Executive Officer of both SmartPillars and DealerFusion.  Mr. Hexner currently serves as an operating partner of Fundamental Capital, a private equity firm, and as the Chairman of Zoomvy.com.  Mr. Hexner holds a bachelor’s degree in Political Philosophy from Williams College, a master’s degree in Negotiation and Dispute Resolution from Creighton University, and has completed an executive management program at the Haas School of Business of the University of California.

Samuel L. Shimer, Director.  Mr. Shimer was appointed by the Board as a Class I director in April 2001 to fill a Board vacancy. Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of the Company and Street Capital, where he was initially employed as a Senior Vice President, Mergers & Acquisitions and Business Development in July 1997. He was appointed Managing Director in February 2000 and he terminated his employment with the Company in February 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remained as a Partner until December 2009. Mr. Shimer is currently Managing Director of SLC Capital Partners, LLC, a private equity fund management company that he co-founded in 2010. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in Economics degree from The Wharton School of the University of Pennsylvania, and a Master of Business Administration degree from Harvard Business School.

J. Brendan Ryan, Director.  Mr. Ryan was appointed by the Board as a Class III director in August 2011 to fill a Board vacancy. Mr. Ryan has had a distinguished career in the advertising industry, most recently serving as the global CEO of Foote Cone & Belding Worldwide (now FCB), and as the Chairman and Chairman Emeritus from June 2005 to December 2010. He has served on the boards of several public companies and currently serves as a board member of several non-profit corporations. Mr. Ryan has extensive experience at the Board level with respect to the workings of public companies as well as an extensive network of contacts that could be of benefit to the Company. Mr. Ryan received his Bachelor degree in History from Fordham College and his Master of Business Administration in Marketing from the Wharton Graduate School of the University of Pennsylvania.

Morris Perlis, Director.  Mr. Perlis was appointed by the Board as a Class I director in May 2015.  Mr. Perlis previously served as President of Street Capital from 1992 until 2001, a period of tremendous success that included guiding the Company’s health care strategy, resulting in superior growth of three investee companies.  In addition to his past experience at Street Capital, Mr. Perlis bring a wealth of expertise gained in senior strategic and management roles with other leading organizations.  He spent 13 years with American Express Inc., including five years as President of American Express Canada.  During that time he obtained approval for, and directed the launch of, the AMEX Bank of Canada, for which he served as CEO.  Among his other responsibilities with American Express, Mr. Perlis served as Executive Vice President, and was a key member of numerous senior level U.S. executive committees.  Mr. Perlis also spent four years as President and CEO of Mad Catz Interactive, during which time he completely re-engineered the Company, leading it to become the largest third party manufacturer in its industry.  Mr. Perlis is currently the President and CEO of Morris Perlis and Associates, and is active on a number of public, private and not for profit boards.

Ross Dove, Chief Executive Officer and Director.  Mr. Ross Dove was appointed Chief Executive Officer of the Company in May 2015 and has served as Co-Managing Partner of Heritage Global Partners, Inc. since its founding in October 2009.  Together with his brother, Kirk Dove, Mr. Dove joined the Company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. During his career, Mr. Dove has been actively involved in auction industry advances such as theatre-style auctions, which was a first step in migrating auction events onto the Internet. Mr. Dove has been a member of the National Auctioneers Associations since 1985, and a founding member of the Industrial Auctioneers Association. He served as a director of Critical Path from January 2002 to January 2005 and has served on the boards of several venture funded companies.

Kirk Dove, Chief Operating Officer and President.  Mr. Kirk Dove was appointed Chief Operating Officer and President of the Company in May 2015 and has served as Co-Managing Partner of Heritage Global Partners, Inc. since its founding in October 2009.  Together with his brother, Ross Dove, Mr. Dove joined the Company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, including, along with his brother, the position of global president of DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. In addition to his experience with the auction business, Mr. Dove was employed at Merrill Lynch for several years as a Senior Account Executive. Mr. Dove holds a Bachelor of Sciences degree in Business from Northern Illinois University. He is a Senior ASA Member of the American Society of Appraisers, and has been a member of the National Auctioneers Associations since 1985.

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

David Ludwig, President, National Loan Exchange Inc. (“NLEX”).  Mr. Ludwig joined the Company when HGI acquired NLEX in June 2014. Mr. Ludwig has worked in the financial industry for over twenty-five years, and he developed NLEX from its start as a post-Resolution Trust Corporation (RTC) sales outlet to the nation's leading broker of charged-off credit card and consumer debt accounts. He is considered a leading pioneer in the debt sales industry, and has been a featured speaker at many industry conferences, as well as quoted in numerous publications including the New York Times, LA Times, Collections and Credit Risk, and Collector Magazine. Mr. Ludwig also serves as consultant and expert witness within the industry.  Mr. Ludwig has a Bachelor of Science Degree in Economics from the University of Illinois.

Each officer of the Company has been appointed by the Board and holds his office at the discretion of the Board.

No director or officer of our company has, during the last ten years: (i) been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, including, without limitation, any criminal proceeding (excluding traffic violations or similar misdemeanors), (ii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities or commodities laws and regulations, or finding any violations with respect to such laws and regulations.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2016.

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

Corporate Governance

Board Leadership and Risk Oversight

The Company is a small organization, with a market capitalization at December 31, 2016 of approximately $13.4 million. From 2001 until the first quarter of 2014, Street Capital was the Company’s majority shareholder. In the first quarter of 2014 Street Capital declared a dividend in kind, consisting of its 73.3% interest in the Company, which was paid to Street Capital shareholders in April 2014. The Company’s association with Street Capital continued into 2015, and Street Capital remained a related party, due to a management services agreement (the “Services Agreement”) between the Company and Street Capital. The Services Agreement is described in more detail in Item 13 of this Report and in Note 13 to the consolidated financial statements.  The Services Agreement was terminated effective August 31, 2015, as described more fully in the Current Report on Form 8-K filed with the SEC on September 1, 2015.  After the termination of the Services Agreement, Street Capital remained a related party as a result of the Street Capital Loan and the Company’s Chairman of the Board, Mr. Allan Silber, also holding a similar position for Street Capital.

The Company’s operations, even following the acquisitions of HGP in 2012 and NLEX in 2014, remain relatively modest, with only forty-six employees, as detailed in Item 1 of this report. Given the current size and scale of the Company’s operations, the Company believes that the Board does not require a lead independent director in order to effectively oversee the strategic priorities of the Company. The Board meets quarterly to review the Company’s operating results. It meets annually to review and approve the Company’s strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees

The Board held four meetings during the fiscal year ended December 31, 2016. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. HGI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and the Company does not specifically consider diversity with respect to the selection of its Board nominees. Given the Company’s limited operations, the Company believes that it would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Shimer, or individuals with expertise that will be of value as the Company expands its market presence, such as Mr. Hexner, Mr. Ryan and Mr. Perlis. There has been no material change in the procedures by which our shareholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Shimer (Chairman), Mr. Perlis, and Mr. Ryan, all three of whom are independent directors. The Audit Committee held five meetings during the fiscal year ended December 31, 2016. In 2000, the Board approved HGI’s Audit Committee Charter, which was subsequently revised and amended in 2001 and again in 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on the Company’s website www.heritageglobalinc.com.

Audit Committee Financial Expert

The Board has determined that Mr. Samuel L. Shimer is an Audit Committee financial expert as defined by Item 407(d) of Regulation S-K and is “independent” as such term is defined under NASDAQ Marketplace Rules and applicable federal securities laws and regulations.

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

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, the Company has only 43 salaried employees.

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

Our Named Executive Officers

This analysis focuses on the compensation paid to our “named executive officers,” a defined term generally encompassing:

•	all persons that served as our principal executive officer (“PEO”) at any time during the fiscal year
•	the Company’s two most highly compensated executive officers, other than the PEO, serving in such positions at the end of the fiscal year.

During 2016, our named executive officers were:

Ross Dove – Chief Executive Officer. Mr. Dove (and his brother, Kirk Dove) co-founded HGP, which was acquired by the Company in 2012.  Effective May 5, 2015, Mr. Dove became Chief Executive Officer of the Company, as more fully described on the Company’s Form 8-K filed with the SEC on May 7, 2015.

Kenneth Mann – Senior Managing Director, Equity Partners. Mr. Mann has held this position prior to and since the Company’s acquisition of Equity Partners in 2011.

David Ludwig – President, National Loan Exchange. Mr. Ludwig has held this position prior to and since the Company’s acquisition of National Loan Exchange in 2014.

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

During 2016 and 2015 all of the Company’s named executive officers were paid employees.

Mr. Mann earns a base salary of $375,000 and is eligible for a performance bonus as described below.

Mr. Dove earns a base salary of $350,000 and is eligible for a performance bonus as described below.  Further, beginning in 2017, Mr. Dove will participate in a share of the net profits and net losses earned by the Company on certain industrial auction principal and guarantee transactions.  For further information on the profit share refer to Item 13 below, and to Note 9 to the consolidated financial statements.

Mr. Ludwig earns a base salary of $400,000 and is subject to the earn-out consideration from the acquisitions of NLEX in 2014, as further described in Notes 2 and 10 to the consolidated financial statements.

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

Mr. Mann is eligible for a performance bonus calculated as follows:  Mr. Mann is entitled to receive the first $50,000 of net operating income achieved by Equity Partners (“HEP NOI”).  Equity Partners retains the next $175,000 of HEP NOI, and after it achieves HEP NOI of $175,000, the Equity Partners team receives 75% of the next $250,000, with the allocation among the Equity Partners team to be determined by Mr. Mann and the Company’s Chief Executive Officer, Mr. Ross Dove. After this, 50% of HEP NOI (i.e. HEP NOI in excess of $425,000) is allocated to the Equity Partners team for allocation as described above.  In 2016 Mr. Mann earned a bonus of $50,000, and in 2015 he earned a bonus of $103,705.

For fiscal years 2016 and 2015, Mr. Dove was eligible to receive an annual bonus of up to 50% of his annual salary.  He did not receive a bonus in either 2016 or 2015.

Effective January 1, 2017, Mr. Dove is eligible to receive a performance bonus calculated as follows:  after the Company achieves consolidated net operating income of $1,733,000, and the Heritage Global Partners auction division achieves net operating income of $352,000, Mr. Dove may share in a bonus pool of $100,000 (to be shared also with other officers of the Company, collectively the “Management Group”), which will be allocated at management’s discretion.  After this, the Management Group receive 10% of the first $500,000 of net operating income above $1,733,000 (net operating income from $1,733,000 – $2,233,000), and then 20% of the net operating income in excess of $2,233,000.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation. In 2016 the Company’s named executives participated in a Company-wide stock option grant.  As part of the grant the named executives received options to purchase an aggregate 825,000 shares of the Company’s common stock at a strike price of $0.45 per share.  No options were granted to any of our named executive officers during 2015.

Other Benefits

The only additional benefits provided to the named executive officers during 2016 and 2015 were the payment of an automobile allowance of $14,029 to Mr. Ross Dove and the payment of club membership dues for Mr. Ludwig ($10,000 in both 2016 and 2015).  There were no pension or change in control benefits in either 2016 or 2015.

Upon termination of employment by the Company without cause, Mr. Dove and Mr. Mann are each entitled to twelve months base salary and a pro rata share of the bonus payable in the fiscal year of termination. Any bonus payable is based on the termination date (provided that, as of the termination date, the performance criteria established with respect to the bonus for the fiscal year have been met), subject to certain conditions.

Upon termination of employment by the Company without cause, Mr. Ludwig is entitled to receipt of his base salary, payable in equal monthly installments, that would have been received, through the earlier of (a) the last day of his original employment period, or (b) the date on which the Company satisfies in full its obligation to pay Mr. Ludwig any earn-out obligations.

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

Executive and Director Compensation – Tabular Disclosure

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2016 and 2015 by our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Option Awards [3]		All Other Compensation		Total

Ross Dove	2016	350,000	—	101,433	(3)	14,029	(1)	465,462
Chief Executive Officer	2015	350,000	—	—		14,029	(1)	364,029

Kenneth Mann	2016	375,000	50,000	93,630	(3)	—		518,630
Senior Managing Director, Equity Partners	2015	375,000	103,705	—		—		478,705

David Ludwig	2016	400,000	—	62,420	(3)	826,733	(2)	1,289,153
President, National Loan Exchange	2015	400,000	—	—		523,526	(2)	923,526

(1)	This amount represents an automobile allowance.
(2)

This amount includes the contingent consideration payment to David Ludwig in connection with the acquisition of NLEX in 2014, and membership dues.  Membership dues paid on behalf of Mr. Ludwig were $10,218 and $10,365 for 2016 and 2015, respectively.

(3)	See “Grants of Plan-Based Awards,” below, for details regarding the assumptions made in the valuation of these option awards.

Grants of Plan-Based Awards

In 2016 the Company granted stock option awards to its executive officers as part of an employee wide option award grant.  All option awards were granted with a strike price of $0.45 per share.  The table below details the option awards granted to the Company’s executive officers in 2016.  No grants were made to the named executive officers of the Company noted above during 2015.

Name		Title	Plan of Grant	Number of Securities Underlying Option Grant	Option Exercise Price ($/sh)	Option Expiration Date

Ross Dove	(1)	Chief Executive Officer, Director	2010 Non-Qualified Stock Option Plan	325,000	$0.45	December 9, 2026
Kenneth Mann	(1)	Senior Managing Director, Equity Partners	2016 Stock Option Plan	300,000	$0.45	December 9, 2026
David Ludwig	(1)	President, NLEX	2010 Non-Qualified Stock Option Plan	200,000	$0.45	December 9, 2026

(1)	The options vest 25% annually beginning on the first anniversary of the December 9, 2016 grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards at December 31, 2016.

Name	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price($/Sh)	Option Expiration Date
Kenneth Mann	200,000	(2)	—		$1.83	June 23, 2018
Kenneth Mann	112,500	(3)	37,500	(3)	$1.00	March 11, 2020
Kenneth Mann	—	(4)	300,000	(4)	$0.45	December 9, 2026
David Ludwig	—	(4)	200,000	(4)	$0.45	December 9, 2026
Ross Dove	312,500	(1)	—	(1)	$2.00	February 28, 2019
Ross Dove	—	(4)	325,000	(4)	$0.45	December 9, 2026

(1)	These options are fully vested.
(2)	These options were part of the consideration paid to acquire Equity Partners on June 23, 2011 and vested immediately.
(3)	The options vest 25% annually beginning on the first anniversary of the March 11, 2013 grant date.
(4)	The options vest 25% annually beginning on the first anniversary of the December 9, 2016 grant date.

In 2016 the Company adopted the Heritage Global Inc. 2016 Stock Option Plan.  Refer to Note 15 to the consolidated financial statements for further discussion of the Company’s stock-based compensation.  There were no other adjustments or changes in the terms of any of the Company’s equity awards in 2016 or 2015.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2016 by each person serving as a director.

Name		Fees Earned or Paid in Cash	Option Awards(1)	Total
Allan C. Silber	(4)	$100,000	$9,721	$109,721
Samuel L. Shimer		34,000	9,721	43,721
Morris Perlis		32,500	9,721	42,221
J. Brendan Ryan		31,500	9,721	41,221
Henry Y.L. Toh	(3)	20,000	1,918	21,918
Hal B. Heaton	(3)	18,500	1,918	20,418
David L. Turock	(3)	12,000	1,918	13,918
Michael Hexner		6,000	7,803	13,803
Ross Dove	(2)	—	101,433	101,433

(1)

The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The number of shares underlying stock options granted during 2016 for each of the directors listed in the table was as follows:  Mr. Silber – 35,000; Mr. Perlis – 35,000; Mr. Ryan — 35,000; Mr. Shimer — 35,000; Mr. Hexner – 25,000; Mr. Toh — 10,000; Dr. Heaton — 10,000; Mr. Turock — 10,000.

(2)	Mr. Dove was not compensated as a director during 2016 due to the compensation he received for his employment as an officer of the Company during 2016.
(3)	Effective May 5, 2016, the Messrs. Toh, Heaton and Turock resigned from the Board of Directors of the Company and all committees thereof.
(4)

In 2015 Mr. Silber was paid a salary by the Company for his service as the Company’s President and Chief Executive Officer.  In 2015 he was not compensated for his services as a member of the Board.  Mr. Silber’s salary ended December 31, 2015, and effective January 1, 2016, Mr. Silber was compensated for his services as  member of the Board in accordance with established fee policy for the Board.

Each director who is not employed by the Company receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded in March of each year. In addition, the Chairman of the Board receives a cash retainer of $75,000 per year, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board. In December 2016 each member of the Board of Directors received a discretionary grant of stock options to purchase 25,000 shares of common stock with an exercise price of $0.45 per share.  The discretionary grant was done in connection with the Company’s employee-wide stock option grant (refer to Note 15 to the consolidated financial statements for further information).  In 2015 no such discretionary stock options were awarded.

Stock Option Plans

At December 31, 2016, the Company had four stock-based employee compensation plans, which are described in Note 15 of the consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 2, 2017, except as otherwise footnoted, by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 2, 2017, there are 28,470,148 shares of common stock and 569 shares of Class N Preferred stock issued and outstanding. Each share of Class N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	4,663,645	(3)	15.5%
Ross Dove	2,424,300	(4)	8.1%
Kirk Dove	1,973,200	(4)	6.6%
Zachary Capital L.P.	1,613,454	(5)	5.4%
Morris Perlis	602,639	(6)	2.0%
Kenneth Mann	444,467	(7)	1.5%
David Ludwig	292,500	(8)	*%
Samuel L. Shimer	148,389	(9)	*%
J. Brendan Ryan	125,000	(10)	*%
Michael Hexner	—		*%
All Executive Officers and Directors as a Group (11 people)	11,089,090		37.0%

*	Indicates less than one percent.
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

(3)	Includes 250,000 shares of common stock issuable pursuant to options.
(4)	Includes 312,500 shares of common stock issuable pursuant to options, and 1,155,000 shares of common stock held of record by a trust that is jointly controlled by the Messrs. Dove.
(5)

Unrelated third party with beneficial ownership greater than 5.0%, based solely upon a Schedule 13G filed on July 21, 2015 with the SEC.  Zachary Capital L.P.’s address is 12 Castle Street, Helier, Jersey, JE2 3RT.

(6)	Includes 250,000 shares of common stock issuable pursuant to options.
(7)	Includes 312,500 shares of common stock issuable pursuant to options. Mr. Mann’s address is c/o Equity Partners HG LLC, 16 N. Washington St, Easton, MD 21601.
(8)	Represents shares of common stock. Mr. Ludwig’s address is c/o National Loan Exchange Inc., 10 Sunset Hills Professional Center, Floor 1, Edwardsville, IL 62025.
(9)	Includes 45,000 shares of common stock issuable pursuant to options.
(10)	Includes 25,000 shares of common stock issuable pursuant to options.

There are no arrangements, known to the Company, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2016, information with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s securities are authorized for issuance.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	995,000	$1.78	—
Heritage Global Inc. 2016 Stock Option Plan	2,539,200	$0.45	610,800

Equity compensation plans not approved by security holders:
2010 Non-Qualified Stock Option Plan	780,000	$0.46	470,000
Equity Partners Plan	230,000	$1.83	—
Options issued upon acquisition of HGP	625,000	$2.00	—
Total	5,169,200	$0.96	1,080,800

(1)	For a description of the material terms of these plans, see Note 15 to the Company’s consolidated financial statements included in Item 15 of this Report.

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

Transactions with Street Capital

          Allan Silber, the Chairman of the Company’s Board, is also the Chairman of Street Capital.

Loan Agreement

The Street Capital Loan was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Street Capital Loan was secured by the assets of the Company.

In 2014, following Street Capital’s distribution of its ownership interest in the Company to Street Capital shareholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of December 31, 2015, the interest rate on the loan was 5.50%. In the third quarter of 2016, following an amendment to the loan agreement, the Street Capital Loan began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  The Company also agreed to a payment schedule to begin in the third quarter of 2016, and Street Capital removed the security from the Company’s assets.  As of December 31, 2016, the interest rate on the loan was 4.75%.  See Note 13 to the consolidated financial statements for further discussion of transactions with Street Capital.

During 2016, the largest amount outstanding under the Street Capital Loan was $1.7 million, which occurred during the third quarter of 2016.  During 2016, the Company made payments on the loan of $0.8 million.  As of March 2, 2017, the outstanding balance of the loan was $0.8 million.

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

Following this disposition, the Company and Street Capital entered into a replacement management services agreement (the “Services Agreement”). Under the terms of the Services Agreement, Street Capital remained as external manager and continued to provide the same services, at similar rates, until the Services Agreement was terminated effective August 31, 2015, as described more fully in the Current Report on Form 8-K filed with the SEC on September 1, 2015.  See Note 13 to the consolidated financial statements for details of the amounts expensed during 2016 and 2015 relating to services provided by Street Capital under the agreements.

Transactions with Other Related Parties

Through April 2016, as part of the operations of HGP the Company leased office space in Foster City, CA that is owned by an entity jointly controlled by Ross Dove and Kirk Dove, the Company’s Chief Executive Officer and President and Chief Operating Officer, respectively (“Ross and Kirk”).  The Company terminated the lease agreement in the second quarter of 2016.  The total amount paid for the lease was $76,000 and $0.2 million in 2016 and 2015, respectively, and as a result, the total amount paid to both Ross Dove and Kirk Dove, individually, was $38,000 and $0.1 million in 2016 and 2015, respectively.

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid for the lease in both 2016 and 2015 was $0.1 million, which was paid in its entirety directly to David Ludwig.

In the first quarter of 2016, the Company entered into a related party loan with a trust controlled by Ross and Kirk.  The Company received proceeds of $0.4 million.  The loan accrued interest at 10% per annum and was payable within 90 days of the loan date.  The Company repaid the loan plus accrued interest of $8,000 in March 2016.  The total amount paid to both Ross Dove and Kirk Dove, individually, was $4,000.  During 2016, the largest amount outstanding under the loan was $0.4 million, which occurred during the first quarter of 2016.

In the third quarter of 2016, the Company entered into a related party loan with both an entity owned by Ross and Kirk (the “Entity”), and Ross Dove.  The Company received proceeds of $0.7 million.  The loan accrued interest at 10% per annum and was payable within 180 days of the loan date.  The Company repaid the loan plus accrued interest of $19,000 as of December 31, 2016.  The total amount paid Ross Dove was approximately $0.4 million.  The total amount paid to Kirk Dove was approximately $0.3 million.  During 2016, the largest amount outstanding under the loan with the Company’s Chief Executive Officer and the Entity was $0.7 million, which occurred during the third quarter of 2016.

In the fourth quarter of 2016, the Company entered into a related party secured promissory note with the Entity for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution.  For additional information on the Line of Credit refer to the Form 8-K filed with the SEC on December 27, 2016.  There were no payments made to the Entity in 2016 related to the Line of Credit.  Ross Dove and Kirk Dove each have an equal 50% share in the future payments made to the Entity.  The Company did not draw on the Line of Credit during 2016, and did not incur nor pay any interest.

In connection with the acquisition of NLEX in 2014, the Company pays the former owner and current president of NLEX (“David Ludwig”) an earn-out provision, calculated as 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The future payments expected to be made to David Ludwig under the earn-out provision are included within the consolidated balance sheet as contingent consideration.  During 2016 the Company made its second earn-out payment to David Ludwig, in the amount of $0.8 million.

Director Independence

Our securities are quoted on the OTC market and the Canadian Securities Exchange. Our Board applies “independence” requirements and standards under the NASDAQ Marketplace Rules. Pursuant to the requirements, the Board annually undertakes a review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his or her immediate family and HGI and its subsidiaries and affiliates. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. As a result of this review in 2016, the Board affirmatively determined that during 2016 Messrs. Hexner, Ryan, Shimer, and Perlis were deemed “independent” as defined under the NASDAQ Marketplace Rules. The Board further determined that each of the foregoing directors met the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected Squar Milner LLP (“Squar Milner”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016. Squar Milner has served as our independent registered public accounting firm since the fiscal year ended December 31, 2014.  All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

The following is a summary of the fees paid or expected to be paid to Squar Milner for professional services rendered for the fiscal years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Audit fees	$128	$127
Audit-related fees, tax fees, and all other fees	—	—
Total	$128	$127

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and services in connection with our statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits and accounting consultations.

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. For 2016 and 2015, these services were provided by an independent accounting firm other than Squar Milner.

All Other Fees

We did not incur fees for any other services provided by our principal accountant during the years ended December 31, 2016 and 2015.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy to pre-approve services performed by the independent registered public accounting firm. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chairman or any of its other members pursuant to delegated authority) for approval.  All fees related to audit services during 2016 were pre-approved by the Audit Committee.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Income (loss) for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended. (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation. (8)

3.2(iv)	Articles of Amendment to the Amended and Restated Articles of Incorporation. (16)

10.1*	2003 Stock Option and Appreciation Rights Plan. (3)

10.2*	2010 Non-Qualified Stock Option Plan. (9)

10.3*	Form of Option Grant for Options Granted Under 2003 Stock Option and Appreciation Rights Plan. (16)

10.4	Loan and Security Agreement between Israel Discount Bank of New York (as Agent) and Counsel RB Capital LLC, dated as of June 2, 2009. (7)

10.5	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Street Capital dated January 26, 2004, dated as of May 5, 2009. (7)

10.6*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (10)

10.7

Asset Purchase Agreement among EP USA, LLC (as Company), Equity Partners, Inc. of Maryland, The Rexford Company, LLC and Cross Concepts, LLC (as Sellers) and Equity Partners CRB LLC (as Buyer), dated June 23, 2011. (11)

10.8	Share Purchase Agreement by and among Heritage Global Partners, Inc. as the Company; Kirk Dove and Ross Dove as Sellers; and Counsel RB Capital Inc. as Buyer Dated as of February 29, 2012. (12)

10.9	Stock option grant notice to Ross Dove effective February 29, 2012. (16)

10.10	Stock option grant notice to Kirk Dove effective February 29, 2012. (16)

10.11	Mutual Separation and Transition Agreement with Adam Reich, effective as of June 30, 2013. (13)

10.12	Mutual Separation and Transition Agreement with Jonathan Reich, effective as of June 30, 2013. (13)

10.13*	Management Services Agreement between Heritage Global Inc. and Street Capital, effective as of May 1, 2014. (14)

Exhibit Number	Title of Exhibit
10.14	Stock Purchase Agreement between Heritage Global Inc., National Loan Exchange, Inc., and David Ludwig, signed on June 2, 2014 and effective as of May 31, 2014. (15)

10.15	Promissory Note by and between Heritage Global Inc. and Harvey Frisch, effective as of June 19, 2014. (16)

10.16	Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of December 31, 2014. (16)

10.17	Second Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of January 15, 2016. (16)

10.18	Employment Agreement between Kenneth Mann and Equity Partners CRB LLC effective as of March 10, 2011. (11)

10.19	Employment Agreement between Ross Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (16)

10.20	Employment Agreement between Kirk Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (16)

10.21	Employment Agreement between James Sklar and Heritage Global Partners, Inc. effective as of June 23, 2013. (16)

10.22	Employment Agreement between Scott A. West and Heritage Global Partners, Inc. effective as of March 6, 2014. (16)

10.23	Employment Agreement between David Ludwig and National Loan Exchange, Inc. effective as of May 31, 2014. (16)

10.24	Purchase and Sale Agreement between 737 Gerrard Road, LLC and International Auto Processing Inc., effective as of March 11, 2016. (16)
10.25	Assignment of Purchase and Sale Agreement by International Auto Processing, Inc. to International Investments and Infrastructure, LLC, effective as of June 16, 2016. (17)

10.26	Secured Promissory Note by and between Heritage Global Inc. and the Dove Holdings Corporations, effective as of December 23, 2016. (18)

10.27	Loan Agreement between Heritage Global Partners, Inc. and the Zel Dove Trust UAD 10/31/2006, effective as of January 12, 2016. (19)

10.28	Loan Agreement between Heritage Global Partners, Inc., the Dove Holdings Corporation, and Ross Dove, effective as of August 17, 2016. (19)

10.29*	Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan. (filed herewith)

10.30*	2016 Stock Option Plan. (filed herewith)

14	C2 Global Technologies Inc. Code of Conduct. (4)

21	List of subsidiaries. (filed herewith)

23.1	Consent of Squar Milner LLP. (filed herewith)

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document

Exhibit Number	Title of Exhibit
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.
(3)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on January 6, 2005.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the period ended December 31, 2008.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(8)	Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.
(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2013.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on May 1, 2014.
(15)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2014.
(16)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015.
(17)	Incorporated by reference to our Current Report on Form 8-K filed on July 8, 2016.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on December 27, 2016.
(19)	Incorporated by reference to our Current Report on Form 8-K filed on November 4, 2016.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 7, 2017	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2017
Ross Dove

/s/ Michael Hexner	Director	March 7, 2017
Michael Hexner

/s/ Morris Perlis	Director	March 7, 2017
Morris Perlis

/s/ J. Brendan Ryan	Director	March 7, 2017
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 7, 2017
Samuel L. Shimer

/s/ Allan C. Silber	Chairman of the Board of Directors	March 7, 2017
Allan C. Silber

INDEX OF FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Heritage Global Inc.

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Global Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR MILNER LLP

San Diego, California

March 7, 2017

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,530	$2,777
Accounts receivable, net	1,247	639
Inventory – equipment	263	395
Other current assets	393	453
Total current assets	4,433	4,264
Inventory – real estate	—	3,715
Property and equipment, net	156	110
Intangible assets, net	4,122	4,382
Goodwill	6,158	6,158
Other assets	275	173
Total assets	$15,144	$18,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,746	$6,639
Current portion of related party debt	664	1,721
Current portion of contingent consideration	961	865
Other current liabilities	199	131
Total current liabilities	8,570	9,356
Non-current portion of related party debt	348	—
Non-current portion of third party debt	—	2,500
Non-current portion of contingent consideration	1,772	2,592
Deferred tax liabilities	960	960
Total liabilities	11,650	15,408

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at December 31, 2016 and December 31, 2015	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,470,148 shares at December 31, 2016 and 28,467,648 shares at December 31, 2015	285	285
Additional paid-in capital	284,149	284,046
Accumulated deficit	(280,875)	(280,889)
Accumulated other comprehensive loss	(71)	(54)
Total stockholders’ equity	3,494	3,394
Total liabilities and stockholders’ equity	$15,144	$18,802

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of US dollars, except per share amounts)

	Year Ended December 31,
	2016	2015
Revenues:
Services revenue	$15,371	$13,485
Asset sales	8,410	3,946
Total revenues	23,781	17,431

Operating costs and expenses:
Cost of services revenue	4,187	3,125
Cost of asset sales	7,131	3,412
Real estate inventory write-down	—	2,748
Selling, general and administrative	12,009	12,774
Depreciation and amortization	316	575
Impairment of goodwill and intangible assets	—	5,437
Total operating costs and expenses	23,643	28,071
Earnings of equity method investments	52	286
Operating income (loss)	190	(10,354)
Other income	119	69
Fair value adjustment of contingent consideration	(92)	228
Interest expense	(182)	(349)
Income (loss) before income tax expense	35	(10,406)
Income tax expense	21	15
Net income (loss)	14	(10,421)

Weighted average common shares outstanding – basic	28,400,886	28,252,219
Weighted average common shares outstanding – diluted	28,434,832	28,252,219
Net income (loss) per share – basic	$0.00	$(0.37)
Net income (loss) per share – diluted	$0.00	$(0.37)

Comprehensive loss:
Net income (loss)	$14	$(10,421)
Other comprehensive loss:
Foreign currency translation adjustment	(17)	(20)
Comprehensive loss	$(3)	$(10,441)

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total
Balance at December 31, 2014	575	$6	28,167,408	$282	$283,691	$(270,468)	$(34)	$13,477
Conversion of Class N preferred shares	(6)	—	240	—	—	—	—	—
Issuance of common stock from restricted stock awards			300,000	3	(3)			—
Stock-based compensation expense	—	—	—	—	358	—	—	358
Net loss	—	—	—	—	—	(10,421)	—	(10,421)
Foreign currency translation adjustments	—	—	—	—	—	—	(20)	(20)
Balance at December 31, 2015	569	6	28,467,648	285	284,046	(280,889)	(54)	3,394
Issuance of common stock from stock option awards	—	—	40,000	—	4			4
Forfeiture of unvested common stock from restricted stock awards	—	—	(37,500)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	99	—	—	99
Net income	—	—	—	—	—	14	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	(17)	(17)
Balance at December 31, 2016	569	$6	28,470,148	$285	$284,149	$(280,875)	$(71)	$3,494

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$14	$(10,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued management fees and other charges added to principal of related party debt	—	290
Accrued interest added to principal of related party debt	65	90
Fair value adjustment of contingent consideration	92	(228)
Stock-based compensation expense	99	358
Real estate inventory write-down	—	2,748
Earnings of equity method investments	(49)	(291)
Depreciation and amortization	316	575
Impairment of goodwill and intangible assets	—	5,437
Return on investment in equity method investments	93	680
Changes in operating assets and liabilities:
Accounts receivable	(601)	216
Inventory - real estate and equipment	3,847	(211)
Other assets	(37)	299
Accounts payable and accrued liabilities	75	(378)
Net cash provided by (used in) operating activities	3,914	(836)

Cash flows (used in) provided by investing activities:
Cash distributions from equity method investments	20	850
Proceeds from sale of equity method investments	—	1,992
Investment in equity method investments	—	(143)
Purchase of property and equipment	(99)	(9)
Net cash (used in) provided by investing activities	(79)	2,690

Cash flows used in financing activities:
Proceeds from debt payable to related party	1,099	775
Repayment of debt payable to related party	(1,873)	(2,419)
Repayment of debt payable to third parties	(2,500)	(525)
Payment of contingent consideration	(816)	(513)
Proceeds from exercise of options to purchase common shares	4	—
Net cash used in financing activities	(4,086)	(2,682)
Net decrease in cash and cash equivalents	(251)	(828)
Effect of exchange rate changes on cash and cash equivalents	4	(28)
Cash and cash equivalents at beginning of year	2,777	3,633
Cash and cash equivalents at end of year	$2,530	$2,777

Supplemental cash flow information:
Cash paid for income taxes	$30	$75
Cash paid for interest	$187	$178

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange Inc. (“NLEX”) and Heritage Global LLC (“HG LLC”). These entities, collectively, are referred to as “HGI,” the “Company,” “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company’s sole operating segment is its asset liquidation business, which began operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of Equity Partners, HGP and NLEX in 2011, 2012 and 2014, respectively. As a result, HGI is positioned to provide an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and financial solutions for distressed businesses and properties.

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

Foreign Currency

The functional currency of foreign operations is deemed to be the local country’s currency.  Assets and liabilities of operations outside of the United States are generally translated into U.S dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive loss.

Reclassifications

Certain prior year balances within the consolidated financial statements have been reclassified to conform to current year presentation.

Nature of Business

The Company earns revenue both from commission or fee-based services, and from the sale of distressed or surplus assets. With respect to the former, revenue is recognized as the services are provided. With respect to the latter, the majority of the asset sale transactions are conducted directly by the Company and the revenue is recognized in the period in which the asset is sold. Fee based revenue is reported as services revenue, and the associated direct costs are reported as cost of services revenue. At the balance sheet date, any unsold assets which the Company owns are reported as inventory, any outstanding accounts receivable are included in the Company’s accounts receivable, and any associated liabilities are included in the Company’s accrued liabilities. Equipment inventory is expected to be sold within a year and is therefore classified as a current asset; however, real estate inventory is generally classified as non-current due to the uncertainty in the timing of its sale.

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

Liquidity

The Company has incurred significant operating losses for the past several years and has partially relied on debt financing to fund its operations.  As of December 31, 2016, the Company had an accumulated deficit of $280.9 million and a working capital deficit of $4.1 million.  Until the Company achieves profitability, it will need to continue to partially rely on debt financing to fund its operations.  Management expects that a combination of the Company’s asset liquidation operations and debt financing will generate cash flow sufficient to fund the Company’s operations through the one year period subsequent to the financial statement issuance date, and beyond.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in the United States and Spain. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

Accounts receivable

The Company’s accounts receivable primarily relate to the operations of its asset liquidation business. They generally consist of three major categories: (1) fees, commissions and retainers relating to appraisals and auctions, (2) receivables from asset sales, and (3) receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 8 for more detail regarding the Company’s accounts receivable.

Inventory

The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. The inventory is recorded at the lower of cost or net realizable value.  During the year ended December 31, 2015, the Company recorded an inventory write-down charge of $2.7 million to reduce the carrying value of its real estate inventory to its net realizable value.  No such similar charge was required during the year ended December 31, 2016, as the Company sold its real estate inventory for an amount greater than its carrying value.  See Note 3 for further discussion of the Company’s inventory real estate inventory.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2016 and 2015, the carrying values of the Company’s cash, accounts receivable, deposits, other assets, accounts payable and accrued liabilities approximate fair value given the short term nature of these instruments.  The Company’s debt obligations approximate fair value as a result of the interest rate on the debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The Company employs fair value accounting for only the contingent consideration recorded as part of the acquisition of NLEX. The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market and therefore fall within Level 3.  See Note 10 for more discussion of this contingent consideration.

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

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2016 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 7. During 2015 the Company recorded an impairment charge of $2.7 million related to the customer network acquired as part of the acquisition of HGP.  No impairment charges were necessary during 2016.  See Note 7 for more detail regarding the Company’s identifiable intangible assets.

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

In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 7. During 2015 the Company recorded an impairment charge of $2.7 million related to the goodwill from its acquisition of HGP.  No impairment charges were necessary during 2016.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets.  The Company continues to carry the full valuation allowance as of December 31, 2016.

Contingent consideration

At December 31, 2016 the Company’s contingent consideration consists of the estimated fair value of remaining payments pursuant to an earn-out provision payable to the former owner and current president of NLEX (“David Ludwig”) that was part of the consideration for the acquisition of NLEX in 2014. The estimated fair value assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value is assessed quarterly, and any adjustments, together with the accretion of the present value discount, are reported as a fair value adjustment on the Company’s consolidated statement of operations.  In the fourth quarter of 2016 the Company agreed in principle with David Ludwig to extend the earn-out provision.  The extension of the earn-out is subject to ratification by the Board of Directors.  As a result, and based on management’s best estimate as of December 31, 2016 that the earn-out will be extended by at least one year, the Company adjusted the earn-out liability in the fourth quarter of 2016 by approximately $1.0 million to reflect an increase in the expected payments to be made to David Ludwig.  See Note 10 to the consolidated financial statements for more discussion of the contingent consideration.

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

Advertising

The Company expenses advertising costs in the period in which they are incurred.  Advertising and promotion expense included in selling, general and administrative expense for both the years ended December 31, 2016 and 2015, was $0.4 million.

Recently adopted accounting pronouncements

In 2014, the FASB issued Accounting Standards update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due, and provides guidance on determining when and how to disclose going-concern uncertainties in an entity’s financial statements. It requires management to perform both interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU contains guidance on 1) how to perform a going-concern assessment, and 2) when to provide going-concern disclosures. An entity must provide specified disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. ASU 2014-15 became effective for annual periods ending after December 15, 2016.  The Company adopted ASU 2014-15 in the fourth quarter of 2016.  Management concluded that there were no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the financial statements are issued.

In 2015, the FASB issued Accounting Standards update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the requirement for entities to consider whether an underlying event or transaction is extraordinary, and, if so, to separately present the item in the income statement net of tax, after income from continuing operations. Instead, items that are both unusual and infrequent should be separately presented as a component of income from continuing operations, or be disclosed in the notes to the financial statements.  ASU 2015-01 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates entity-specific consolidation guidance for limited partnerships, and revises other aspects of the consolidation analysis, but does not change the existing consolidation guidance for corporations that are not variable interest entities (“VIEs”). ASU 2015-02 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. ASU 2015-03 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-15, Interest – Imputation of Interest, (“ASU 2015-15”).  ASU 2015-15 amends subtopic 835-30 of the ASC (which was previously amended by ASU 2015-03) to allow for the capitalization of debt issuance costs related to line of credit agreements.  Capitalized costs would be presented as an asset and subsequently amortized ratably over the term of the line of credit.  ASU 2015-15 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 changes the recognition of business combination adjustments by requiring acquirers to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts.  These amounts are calculated as if the accounting was completed at acquisition date.  The acquirer is also required to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings (by line item) that would have been recorded in previous reporting periods had the adjustments been recognized as of the acquisition date.  ASU 2015-16 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

Future accounting pronouncements

In 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will:  1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

     In 2015, the FASB issued Accounting Standards update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This amendment simplifies the presentation of deferred income taxes.  ASU 2015-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet adopted ASU 2015-17, however its effects are not expected to have a material impact on the consolidated financial statements.

     In 2016, the FASB issued Accounting Standards update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on the financial statements.

In 2016, the FASB issued Accounting Standards update 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”), which simplifies the transition to the equity method of accounting by, among other things, eliminating retroactive adjustments to the investments as a result of an increase in the level of ownership interest or degree of influence.  ASU 2016-07 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet adopted ASU 2016-07 nor assessed its potential impact on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-08, Revenue from Contracts with Customers (“ASU 2016-08”), which provides clarity on the implementation of guidance on principal versus agent considerations (reporting of revenue on a gross basis versus net basis).  ASU 2016-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company does not believe that the clarification of the implementation of the guidance will change the conclusions reached in its current analysis of principal versus agent considerations for reporting of revenue.

In 2016, the FASB issued Accounting Standards update 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which provides improvements to employee share-based payment accounting.  ASU 2016-09 simplifies the accounting and presentation of various elements of share-based compensation including, but not limited to, income taxes, excess tax benefits, statutory tax withholding requirements, payment of employee taxes, and award assumptions.  ASU 2016-09 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is still assessing the impact ASU 2016-09 will have on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-10, Revenue from Contracts with Customers (“ASU 2016-10”), which provides clarity on identifying performance obligations and licensing.  ASU 2016-10 clarifies how an entity identifies performance obligations and whether that entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property.  ASU 2016-10 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-12, Revenue from Contracts with Customers (“ASU 2016-12”), which provides clarity and simplification to the transition guidance from the previously issued ASU 2014-09.  ASU 2016-12 provides narrow scope improvements to assessing the collectability criterion, the presentation of sales and other similar taxes, non-cash consideration, contract modifications, completed contracts, and technical corrections.  ASU 2016-12 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-15, Statement of Cash Flows (“ASU 2016-15”), which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2016-15 on its consolidated financial statements.

In 2017, the FASB issued Accounting Standards update 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under topic 805 of the Accounting Standards Codification.  The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2017-01 on its consolidated financial statements.

In 2017, the FASB issued Accounting Standards update 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company is still assessing the impact of ASU 2017-04 on its consolidated financial statements.

Note 3 – Real Estate Inventory

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

Concurrently, the Company entered into a five-year lease agreement with an affiliate of III to lease the building during the escrow period, which would terminate at the close of escrow.  The purchase agreement gave III the right to terminate its obligation to consummate the sale for any reason before June 9, 2016, but in the event the sale was not consummated, the lease agreement would have continued through the end of the lease term.

Annual rental payments under the lease were $0.7 million, and the lessee was responsible for all operating costs associated with the property.  During the year ended December 31, 2016, the Company earned rental income of $0.3 million, which is included within services revenue in the consolidated statement of operations.  No rental income was earned during the year ended December 31, 2015.

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

Note 4 – Equity Method Investments

The table below details the Company’s share of revenues and operating income earned from the Joint Ventures in which it was invested during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Revenues	$198	$1,007
Operating income	$52	$286

The table below details the summarized components of assets and liabilities, as at December 31, 2016 and 2015, attributable to HGI from the Joint Ventures in which it was invested at those dates (in thousands):

	2016	2015
Current assets	$57	$194
Current liabilities	$106	$291

The table below details the classification of the earnings of equity method investments within the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Earnings of equity method investments included within operating income (loss)	$52	$286
(Losses) earnings of equity method investments included within other income	(3)	5
Total earnings of equity method investments	$49	$291

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

The table below shows the calculation of the shares used in computing diluted EPS:

	For the Year Ended December 31,
Weighted Average Shares Calculation:	2016	2015
Basic weighted average shares outstanding	28,400,886	28,252,219
Treasury stock effect of common stock options and restricted stock awards	33,946	—
Diluted weighted average common shares outstanding	28,434,832	28,252,219

There were 5.1 million potential common shares not included in the computation of diluted EPS because they would have been anti-dilutive for the year ended December 31, 2016.  There were 2.2 million potential common shares not included for the year ended December 31, 2015 as the Company generated a net loss, and therefore basic EPS was the same as diluted EPS during 2015.

Note 6 – Property and Equipment

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2016	December 31, 2015
Furniture, fixtures and office equipment	$144	$95
Software and technology assets	254	245
	398	340
Accumulated depreciation	(242)	(230)
Property and equipment, net	$156	$110

Depreciation expense related to property and equipment was $56,000 and $49,000 for the years ended December 31, 2016 and 2015, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2016 and 2015, are shown below (in thousands except for lives):

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31 2015	Amortization	Impairment	Carrying Value December 31, 2016
Customer Network (HGP)	12	7.2	$178	$(20)	—	$158
Trade Name (HGP)	14	9.2	1,059	(106)	—	953
Customer Relationships (NLEX)	7.6	5.1	660	(110)	—	550
Non-Compete Agreement (NLEX)	2	0	15	(15)	—	—
Website (NLEX)	5	2.4	33	(9)	—	24
Total			1,945	(260)	—	1,685

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	—	2,437
Total			$4,382	$(260)	$—	$4,122

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31 2014	Amortization	Impairment	Carrying Value December 31 2015
Customer Network (HGP)	12	8.2	$3,193	$(266)	$(2,749)	$178
Trade Name (HGP)	14	10.2	1,165	(106)	—	1,059
Customer Relationships (NLEX)	7.6	6.1	770	(110)	—	660
Non-Compete Agreement (NLEX)	2	0.4	50	(35)	—	15
Website (NLEX)	5	3.4	42	(9)	—	33
Total			5,220	(526)	(2,749)	1,945

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	—	2,437
Total			$7,657	$(526)	$(2,749)	$4,382

Amortization expense during each of 2016 and 2015 was $0.3 million and $0.5 million, respectively.  No significant residual value is estimated for these intangible assets.

As part of its annual impairment test in 2015, the Company first performed a qualitative assessment of its intangible assets to determine if the two-step impairment test was required.  The results of the qualitative analysis assessment of the HGP customer network and tradename indicated that, due to the sustained losses of HGP, the Company would be required to perform the two-step impairment test.  The Company tested the recoverability of each asset using an undiscounted cash flow analysis.  Based on the results of the test, the Company concluded that the carrying cost of the HGP tradename was recoverable, and therefore no further testing was warranted, however the carrying cost of the HGP customer network was not recoverable, and therefore the Company proceeded to step two of the impairment test.  Under step two of the impairment test, the Company used a discounted cash flow analysis to determine the fair value of the customer network, which was then compared against the asset’s carrying cost to determine if an impairment charge is warranted.  This step of the assessment indicated that the fair value of the customer network was less than its carrying value, and as a result, the Company recorded a non-cash impairment charge of $2.7 million in the fourth quarter of 2015, reducing the carrying amount of the HGP customer network to $0.2 million.

The Company performed its annual impairment test for the year ended December 31, 2016, in the fourth quarter, and determined that no impairment charges were necessary.

The estimated amortization expense during the next five fiscal years and thereafter is shown below:

Year	Amount
2017	$245
2018	245
2019	240
2020	236
2021	236
Thereafter	483
Total	$1,685

Goodwill

As part of its acquisitions, the Company recognized goodwill of $0.6 million related to Equity Partners in 2011, $4.7 million related to HGP in 2012, and $3.5 million related to NLEX in 2014.

A summary of the goodwill activity for 2016 and 2015 is shown below (in thousands):

Acquisition	December 31, 2014	Impairment	December 31, 2015	Impairment	December 31, 2016
Equity Partners	$573	$—	$573	$—	$573
HGP	4,728	(2,688)	2,040	—	2,040
NLEX	3,545	—	3,545	—	3,545
Total goodwill	$8,846	$(2,688)	$6,158	$—	$6,158

As part of its annual impairment test in 2015, the Company first performed a qualitative assessment of its reporting units to determine if the two-step impairment test was required.  The results of the qualitative assessment of the HGP reporting unit indicated that due to its sustained losses the Company would be required to perform the two-step impairment test.  The Company performed the first step of the impairment test by comparing the fair value of the reporting unit to its carrying value.  The Company determined the fair value of the reporting unit using a combination of valuation techniques, including multiples from comparable companies and discounted cash flows, due to the lack of quoted market prices for the reporting unit.  The carrying value of the reporting unit exceeded its fair value, and the Company proceeded to step two of the impairment test.  Under step two of the impairment test the Company performed a hypothetical purchase price allocation as if the reporting unit was being acquired in a business combination, and estimated the fair value of the identifiable assets and liabilities of the reporting unit.  This determination required the Company to make estimates and assumptions regarding the fair value of its recorded assets and liabilities.  This step of the assessment indicated that the implied fair value of the Company’s goodwill for HGP was $2.0 million.  As a result, the Company recorded a non-cash impairment charge of $2.7 million in the fourth quarter of 2015, reducing the carrying amount of its HGP goodwill to $2.0 million.

The Company performed its annual impairment test for the year ended December 31, 2016, in the fourth quarter, and determined that no impairment charges were necessary.

Note 8 – Accounts Receivable and Accounts Payable

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

The Company’s allowance for doubtful accounts was $36,000 and $44,000 as of December 31, 2016 and 2015, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Due to auction clients	$3,152	$3,457
Sales and other taxes	935	1,421
Remuneration and benefits	637	645
Accounting, auditing and tax consulting	151	128
Customer deposits	—	108
Due to Joint Venture partners	1,371	69
Asset liquidation expenses	257	246
Interest expense	—	76
Other	243	489
Total accounts payable and accrued liabilities	$6,746	$6,639

Note 9 – Debt

Outstanding debt at December 31, 2016 and 2015 is summarized as follows (in thousands):

	2016	2015
Current:
Related party debt	$664	$1,721
Non-current:
Related party debt	348	—
Third party debt	—	2,500
Total debt	$1,012	$4,221

The Company entered into a loan with an unrelated third party (the “Third Party Debt”) during 2014 for a principal amount of $2.5 million. The loan bore interest at 6% and had an original maturity date of January 15, 2015. In December 2014, the maturity date was extended to January 15, 2016 at the same interest rate and in early 2016 the maturity date was further extended to January 15, 2017 at the same interest rate.  In the third quarter of 2016 the Company repaid $2.5 million of outstanding principal, plus accrued interest, on the Third Party Debt, and terminated the loan agreement with the third party.

The Company’s related party debt (the “Street Capital Loan”) was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Street Capital Loan was originally secured by the assets of the Company.

In 2014, following Street Capital’s distribution of its ownership interest in HGI to Street Capital shareholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of December 31, 2015, the interest rate on the loan was 5.50%. In the third quarter of 2016, following an amendment to the loan agreement, the Street Capital Loan began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  The Company also agreed to a monthly payment schedule to begin in the third quarter of 2016, and Street Capital removed the security from the Company’s assets.  As of December 31, 2016, the interest rate on the loan was 4.75%.  See Note 13 for further discussion of transactions with Street Capital.

In the first quarter of 2016, the Company entered into a related party loan with a trust controlled by certain executive officers of the Company.  The Company received proceeds of $0.4 million.  The loan accrued interest at 10% per annum and was payable within 90 days of the loan date.  The Company repaid the loan plus accrued interest of $8,000 in March 2016.

In the third quarter of 2016, the Company entered into a related party loan with both an entity owned by certain executive officers of the Company (the “Entity”) and the Company’s Chief Executive Officer.  The Company received proceeds of $0.7 million.  The loan accrued interest at 10% per annum and was payable within 180 days of the loan date.  The Company repaid the loan plus accrued interest of $19,000 as of December 31, 2016.

In the fourth quarter of 2016, the Company entered into a related party secured promissory note with the Entity for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution.

As of December 31, 2016, the Company has not drawn on the Line of Credit.

Note 10 – Fair Value Measurements

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

As of December 31, 2016 and 2015, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of December 31, 2016 and 2015, the Company’s contingent consideration from the acquisition of NLEX in 2014 of $2.7 million and $3.5 million respectively, was the only liability measured at fair value on a recurring basis, and was classified as Level 3 within the fair value hierarchy.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,733	$2,733

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$3,457	$3,457

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

          The following table summarizes the changes in the fair value of the contingent consideration liability during 2015 and 2016 (in thousands):

Balance at December 31, 2014	$4,198
Payment of contingent consideration	(513)
Fair value adjustment of contingent consideration	(228)
Balance at December 31, 2015	3,457
Payment of contingent consideration	(816)
Fair value adjustment of contingent consideration	92
Balance at December 31, 2016	$2,733

          The fair value adjustment for the period ended December 31, 2016 includes the Company’s assumption that it will extend the earn-out period by at least one year (see Note 2 for further detail).

          The Company had no assets measured at fair value on a non-recurring basis as of December 31, 2016.  The Company’s assets measured at fair value on a non-recurring basis as of December 31, 2015 consisted of its goodwill and intangible assets subject to the impairment charges recorded during the fourth quarter of 2015.  Refer to Note 7 for further detail on the fair value techniques used by the Company in assessing the fair value of the goodwill and intangible assets.

Note 11 – Commitments and Contingencies

At December 31, 2016, HGI’s lease commitments related to its offices in California, Illinois, Maryland, and Arizona, an automobile lease, and a copier lease. The California office leases expire in January 2020 and April 2021; the Illinois office lease expires in June 2018, and the Arizona office lease expires in August 2019. The automobile lease expires in June 2017, and the copier lease expires in October 2018. The annual lease obligations are as shown below (in thousands):

2017	$543
2018	489
2019	456
2020	340
2021	113
Total	$1,941

At December 31, 2016, HGI’s future debt obligations are related to the Street Capital Loan.  Amounts owed under the loan are $0.7 million in 2017, and $0.3 million plus accrued interest in 2018.

In the normal course of its business, HGI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. At December 31, 2016 HGI does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 12 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero, as a result of historical losses.  At December 31, 2015 and 2016, the Company continued to carry a full valuation allowance against its deferred tax assets.  The following table summarizes the change in the valuation allowance during 2015 and 2016 (in thousands):

Balance at December 31, 2014	$28,842
Change during 2015	3,080
Balance at December 31, 2015	31,922
Change during 2016	(264)
Balance at December 31, 2016	$31,658

At December 31, 2016 the Company has aggregate tax net operating loss carry forwards of approximately $74.5 million ($59.3 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carryforwards and unused minimum tax credit carry forwards expire between 2024 and 2035.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income tax expense for the following reasons in each of the years ending December 31 (in thousands):

	2016	2015
Expected federal statutory tax benefit	$14	$(4,130)
Increase (reduction) in taxes resulting from:
State income taxes recoverable	21	17
Non-deductible expenses (permanent differences)	45	1,162
Change in valuation allowance	(264)	3,080
Other	205	(114)
Income tax expense	$21	$15

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year.  The 2013 through 2015 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows in (thousands):

	2016	2015
Net operating loss carry forwards	$29,909	$30,073
Stock based compensation	1,070	1,019
Write-down of real estate inventory	1,569	1,550
Trade names	(1,363)	(1,388)
Customer relationships	(293)	(351)
Fair value adjustment of contingent consideration	(55)	91
Other	(139)	(32)
Gross deferred tax assets	30,698	30,962
Less: valuation allowance	(31,658)	(31,922)
Deferred tax assets (liabilities), net of valuation allowance	$(960)	$(960)

As a result of the acquisition of NLEX in 2014, and the recognition of an indefinite-lived intangible asset in the amount of $2.4 million related to the NLEX trade name, the Company is required to record a non-current deferred tax liability in the amount of $1.0 million.

Uncertain Tax Positions

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption of this principle in 2007, the Company derecognized certain tax positions that, upon examination, more likely than not would not have been sustained as a recognized tax benefit. As a result of derecognizing uncertain tax positions, the Company has recorded a cumulative reduction in its deferred tax assets of approximately $12.0 million associated with prior years’ tax benefits, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes.

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2016, the unrecognized tax benefit has been determined to be $12.1 million, which is unchanged from the balance as of December 31, 2015.

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

Note 13 – Related Party Transactions

Debt with Street Capital

Until the second quarter of 2014, as discussed below, Street Capital was the Company’s majority shareholder. Street Capital remained a related party following the distribution of its investment in HGI to Street Capital shareholders as a result of the Services Agreement and the relationship of the Company’s Chairman of the Board discussed below. The Services Agreement terminated on August 31, 2015, however subsequent to its termination Street Capital remained a related party as a result of the Street Capital Loan as well as the Company’s Chairman of the Board, who is also a significant shareholder of the Company, is also the chairman of the board of Street Capital.  At December 31, 2016 and 2015, the Company reported amounts owed to Street Capital of $1.0 million and $1.7 million, respectively, as related party debt (see Note 9). Total interest of $0.5 million has been accrued to the principal balance of the debt through December 31, 2016, and remains unpaid.

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

Transactions with Other Related Parties

Through April 2016, as part of the operations of HGP the Company leased office space in Foster City, CA that is owned by an entity jointly controlled by Ross Dove and Kirk Dove, the Company’s Chief Executive Officer and President and Chief Operating Officer, respectively.  The Company terminated the lease agreement in the second quarter of 2016.  The total amount paid to the related party for the lease is outlined in the table below.  Both Ross Dove and Kirk Dove shared equally in the payments in both 2016 and 2015.

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party is outlined in the table below.  All of the payments were made to David Ludwig.

The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the year ended December 31, 2016 and 2015, are detailed below (in thousands):

	Year ended December 31,
Leased premises location	2016	2015
Foster City, CA	$76	$228
Edwardsville, IL	99	97
Total	$175	$325

In 2016 the Company entered into multiple related party loan agreements with certain executive officers of the Company.  These related party loans are described more fully in Note 9 to the consolidated financial statements.  Both Ross Dove and Kirk Dove, who were parties to the related party loans, shared equally in all payments made by the Company to satisfy obligations under the loan agreements.

During 2016 the Company paid David Ludwig $0.8 million for his second earn-out provision payment.

Note 14 – Legal Proceedings

The Company is involved in various other legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 15 – Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 300,000,000 common shares with a par value of $0.01 per share and 10,000,000 preferred shares with a par value of $10.00 per share.

During 2016 the Company issued 40,000 shares of common stock pursuant to the exercise of stock options.  There were no options exercised during 2015.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share.  The Class N preferred shareholders are entitled to liquidation preference over common shareholders equivalent to $1,000 per share. During 2016, no shares of the Company’s Class N preferred stock were converted into shares of the Company’s common stock; during 2015, six shares of the Class N preferred stock were converted into 240 shares of the Company’s common stock.

Stock- Based Compensation Plans

At December 31, 2016, the Company had four stock-based compensation plans which are described below.  The fourth of these plans was adopted on May 5, 2016, and received approval from the Company’s shareholders at the special meeting of stockholders held on September 14, 2016.

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

2003 Plan	2016	2015
Options outstanding, beginning of year	1,170,000	1,210,000
Options forfeited	(115,000)	—
Options exercised	(40,000)	—
Options expired	(20,000)	(40,000)
Options outstanding, end of year	995,000	1,170,000

The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.00 per share. No SARs were issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016, options to purchase 70,000 shares were granted to the Company’s independent directors as part of the annual compensation, options to purchase 125,000 shares were granted to the Company’s independent directors as a special grant in connection with the Company’s grant of options to its employee base in the fourth quarter, and options to purchase 525,000 shares were granted to the Company’s officers as part of the Company’s grant to its employee base in the fourth quarter.  During 2015, options to purchase 50,000 shares were granted to the Company’s independent directors as part of their annual compensation.

2010 Plan	2016	2015
Options outstanding, beginning of year	150,000	100,000
Options granted	720,000	50,000
Options forfeited	(90,000)	—
Options outstanding, end of year	780,000	150,000

The outstanding options vest over four years at exercise prices ranging from $0.24 to $0.70 per share.

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

Equity Partners Plan	2016	2015
Options outstanding, beginning of year	230,000	230,000
Options granted	—	—
Options forfeited	—	—
Options outstanding, end of year	230,000	230,000

         Other Options Issued

In 2012, the Company’s Board approved the issuance of options as part of the acquisition of HGP, and reserved 625,000 shares of common stock for issuance upon option exercise. The options have an exercise price of $2.00, and vested over four years, beginning on the first anniversary of the grant date. Unlike other options issued by the Company under its stock option plans, the options issued as part of the HGP acquisition survive termination of employment. None of the option holders have terminated their employment with the Company.

Other Options	2016	2015
Options outstanding, beginning of year	625,000	625,000
Options granted	—	—
Options forfeited	—	—
Options outstanding, end of year	625,000	625,000

Heritage Global Inc. 2016 Stock Option Plan

On May 5, 2016, subject to the approval received by the stockholders of the Company on September 14, 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016 options to purchase 2,539,200 shares of common stock were granted to the Company’s employees.

2016 Plan	2016	2015
Options outstanding, beginning of year	—	—
Options granted	2,539,200	—
Options forfeited	—	—
Options outstanding, end of year	2,539,200	—

The outstanding options vest over four years at an exercise price of $0.45 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2016 and 2015 was $0.1 million and $0.3 million, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2016 options to purchase 40,000 shares were exercised.  The tax benefit recognized by the Company related to these option exercises was not material.  During 2015 no options were exercised and therefore no tax benefit was recognized.

In connection with the stock option grants during 2016 and 2015, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Risk-free interest rate	1% - 2%	0.99%
Expected life (years)	6.75	4.75
Expected volatility	94% - 99%	94%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options for 2016 and 2015:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,175,000	$1.70	2,165,000	$1.71
Granted	3,259,200	$0.45	50,000	$0.42
Exercised	(40,000)	$0.12	—	N/A
Expired	(20,000)	$0.15	(40,000)	$0.90
Forfeited	(205,000)	$0.92	—	N/A
Outstanding at end of year	5,169,200	$0.96	2,175,000	$1.70

Options exercisable at year end	1,847,500	$1.86	1,743,750	$1.78

Weighted-average fair value of options granted during the year		$0.31		$0.29

As of December 31, 2015, the Company had 431,250 unvested options with a weighted average grant date fair value of $1.13 per share.  As of December 31, 2016, the Company had 3,321,700 unvested options with a weighted average grant date fair value of $0.32 per share.

As of December 31, 2016, the total unrecognized stock-based compensation expense related to unvested stock options was $1.0 million, which is expected to be recognized over a weighted-average period of 3.9 years.

The total fair value of options vesting during the years ending December 31, 2016 and 2015 was $0.4 million and $0.8 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2016:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.08 to $ 0.15	10,000	0.2	$0.08	10,000	0.2	$0.08
$ 0.24 to $ 0.40	40,000	9.3	$0.24	—	—	$—
$ 0.42 to $ 1.00	3,459,200	9.5	$0.48	177,500	3.4	$0.92
$ 1.83 to $ 2.00	1,660,000	1.8	$1.97	1,660,000	1.8	$1.97
	5,169,200	7.0	$0.96	1,847,500	2.0	$1.86

At December 31, 2016 and 2015, the aggregate intrinsic value of exercisable options was $4,000 and $9,000, respectively.

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

The following summarizes the changes in restricted stock awards for the year ended December 31, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	150,000	$0.38
Forfeited	(37,500)	$0.38
Vested	(75,000)	$0.38
Unvested at December 31, 2016	37,500	$0.38

Vested at December 31, 2016	225,000	$0.38

The Company recognized stock-based compensation expense related to restricted stock awards of $18,000 and $0.1 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 there is approximately $4,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over the next three months.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2016 for potential recognition or disclosure in its consolidated financial statements.

There have been no other material subsequent events requiring disclosure in this Report.