Form 10-Q
period 2017-03-31
Heritage Global Inc.
filed 2017-05-08
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(858) 847-0656
(Registrant’s Telephone Number)

N/A

(Registrant’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, there were 28,480,148 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,846	$2,530
Accounts receivable (net of allowance for doubtful accounts of $71; $36 in 2016)	998	1,247
Inventory – equipment	52	263
Other current assets	327	393
Total current assets	5,223	4,433
Property and equipment, net	141	156
Identifiable intangible assets, net	4,061	4,122
Goodwill	6,158	6,158
Other assets	283	275
Total assets	$15,866	$15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,250	$6,746
Current portion of related party debt	538	664
Current portion of contingent consideration	868	961
Other current liabilities	220	199
Total current liabilities	8,876	8,570
Non-current portion of related party debt	235	348
Non-current portion of contingent consideration	1,976	1,772
Deferred tax liabilities	960	960
Total liabilities	12,047	11,650

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at March 31, 2017 and December 31, 2016	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,480,148 shares at March 31, 2017 and 28,470,148 shares at December 31, 2016	285	285
Additional paid-in capital	284,220	284,149
Accumulated deficit	(280,620)	(280,875)
Accumulated other comprehensive loss	(72)	(71)
Total stockholders’ equity	3,819	3,494
Total liabilities and stockholders’ equity	$15,866	$15,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Services revenue	$4,462	$4,192
Asset sales	571	1,228
Total revenues	5,033	5,420

Operating costs and expenses:
Cost of services revenue	1,059	1,003
Cost of asset sales	293	1,052
Selling, general and administrative	3,210	3,090
Depreciation and amortization	77	83
Total operating costs and expenses	4,639	5,228
Operating income	394	192
Other income	—	25
Fair value adjustment of contingent consideration	(111)	(68)
Interest expense	(15)	(73)
Income before income tax expense	268	76
Income tax expense	13	16
Net income	$255	$60

Weighted average common shares outstanding – basic	28,433,092	28,318,967
Weighted average common shares outstanding – diluted	28,467,350	28,350,892
Net income per share – basic	$0.01	$0.00
Net income per share – diluted	$0.01	$0.00

Comprehensive income:
Net income	$255	$60
Other comprehensive loss:
Foreign currency translation adjustment	(1)	(8)
Comprehensive income	$254	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2016	569	$6	28,470,148	$285	$284,149	$(280,875)	$(71)	$3,494
Stock-based compensation expense	—	—	—	—	70	—	—	70
Issuance of common stock from exercise of stock options	—	—	10,000	—	1	—	—	1
Net income	—	—	—	—	—	255	—	255
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2017	569	$6	28,480,148	$285	$284,220	$(280,620)	$(72)	$3,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$255	$60
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest added to principal of related party debt	11	24
Fair value adjustment of contingent consideration	111	68
Stock-based compensation expense	70	36
Depreciation and amortization	77	83
Changes in operating assets and liabilities:
Accounts receivable	244	(442)
Deposits	(4)	(126)
Inventory	211	135
Other assets	66	119
Accounts payable and accrued liabilities	523	(1,399)
Net cash provided by (used in) operating activities	1,564	(1,442)

Cash flows used in financing activities:
Proceeds from debt payable to related party	—	404
Repayment of debt payable to related party	(250)	(428)
Proceeds from exercise of options to purchase common shares	1	3
Net cash used in financing activities	(249)	(21)
Net increase (decrease) in cash and cash equivalents	1,315	(1,463)
Effect of exchange rate changes on cash and cash equivalents	1	9
Cash and cash equivalents at beginning of period	2,530	2,777
Cash and cash equivalents at end of period	$3,846	$1,323

Supplemental cash flow information:
Cash paid for taxes	$3	$17
Cash paid for interest	$1	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”) and National Loan Exchange, Inc. These entities, collectively, are referred to as “HGI,” the “Company,” “we” or “our” in these financial statements. Our unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business.  HGI provides an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and financial solutions for businesses and properties in transition.

We have prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management’s opinion, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017.

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2017. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

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

Foreign Currency

The functional currency of foreign operations is deemed to be the local country’s currency.  Assets and liabilities of operations outside of the United States are generally translated into U.S. dollars, and the effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income.

Reclassifications

Certain prior year balances within the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies in the first three months of 2017.

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

In 2016, the FASB issued Accounting Standards update 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”), which simplifies the transition to the equity method of accounting by, among other things, eliminating retroactive adjustments to the investments as a result of an increase in the level of ownership interest or degree of influence.  ASU 2016-07 became effective January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued Accounting Standards update 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which provides improvements to employee share-based payment accounting.  ASU 2016-09 simplifies the accounting and presentation of various elements of share-based compensation including, but not limited to, income taxes, excess tax benefits, statutory tax withholding requirements, payment of employee taxes, and award assumptions.  ASU 2016-09 became effective January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

Future Accounting Pronouncements

In 2016, the FASB issued Accounting Standards update 2016-02, Leases, (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP, by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on its consolidated financial statements.

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

Concurrently, the Company entered into a five year lease agreement with an affiliate of IAP to lease the building during the escrow period, which would terminate at the close of escrow.  During the three months ended March 31, 2016, the Company earned rental income of $0.1 million, which is included within services revenue in the condensed consolidated statement of operations.  No rental income was earned during the three months ended March 31, 2017.

In the third quarter of 2016, the Company completed the sale of its real estate inventory and, in accordance with the purchase and sale agreement, terminated the previously existing lease agreement between the Company and an affiliate of III.

Note 4 – Stock-based Compensation

Options

At March 31, 2017 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2016, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the first three months of 2017 the Company issued options to purchase a total of 50,000 shares of common stock to the Company’s independent directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 10,350 shares of common stock as a result of employee resignations.  Pursuant to the exercise of common stock options 10,000 shares of common stock were issued during the first three months of 2017.

The following summarizes the changes in common stock options for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,169,200	$0.96
Granted	50,000	$0.48
Exercised	(10,000)	$0.08
Forfeited	(10,350)	$0.45
Outstanding at March 31, 2017	5,198,850	$0.95

Options exercisable at March 31, 2017	1,895,000	$1.83

The Company recognized stock-based compensation expense related to stock options of $0.1 million for the three months ended March 31, 2017.  As of March 31, 2017, there is approximately $0.9 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 3.7 years.

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

The following summarizes the changes in restricted stock awards for the three months ended March 31, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested Awards at December 31, 2016	37,500	$0.38
Granted	—	—
Vested	—	—
Unvested awards at March 31, 2017	37,500	$0.38

Vested awards at March 31, 2017	225,000	$0.38

Stock-based compensation expense related to restricted stock awards was not material for the three months ended March 31, 2017 and 2016.

Note 5 – Earnings Per Share

The Company is required in periods in which it has net income to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s Class N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

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

	Three months ended March 31,
Weighted Average Shares Calculation:	2017	2016
Basic weighted average shares outstanding	28,433,092	28,318,967
Treasury stock effect of common stock options and restricted stock awards	34,258	31,925
Diluted weighted average common shares outstanding	28,467,350	28,350,892

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive for the three months ended March 31, 2017 and 2016 were 1.9 million and 2.2 million, respectively.

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

	Carrying Value		Carrying Value
Amortized Intangible Assets	December 31, 2016	Amortization	March 31, 2017
Customer Network (HGP)	$158	$(5)	$153
Trade Name (HGP)	953	(26)	927
Customer Relationships (NLEX)	550	(27)	523
Website (NLEX)	24	(3)	21
Total	1,685	(61)	1,624

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$4,122	$(61)	$4,061

Amortization expense during each of the first three months of 2017 and 2016 was $0.1 million.

The estimated amortization expense as of March 31, 2017 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2017 (remainder of year from April 1, 2017 to December 31, 2017)	$184
2018	245
2019	240
2020	236
2021	236
Thereafter	483
Total	$1,624

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses or other charges to the carrying amount of goodwill during the three months ended March 31, 2017 and 2016.

Acquisition	March 31, 2017	December 31, 2016
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 7 – Debt

Outstanding debt at March 31, 2017 and December 31, 2016 is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Current:
Related party debt	$538	$664
	538	664
Non-current:
Related party debt	235	348

Total debt	$773	$1,012

In 2016, following an amendment, the Company’s related party debt (the “Street Capital Loan”) began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  The Company also agreed to a monthly payment schedule which began in the first quarter of 2017.  As of March 31, 2017 and December 31, 2016, the interest rate on the loan was 5.0% and 4.75%, respectively.  Please see Note 10 for further discussion of transactions with Street Capital.

In the fourth quarter of 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution.

As of March 31, 2017 and December 31, 2016, the Company had not drawn on the Line of Credit.

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

As of March 31, 2017 and December 31, 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both March 31, 2017 and December 31, 2016, the Company’s contingent consideration from the 2014 acquisition of NLEX was the only liability measured at fair value on a recurring basis.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,844	$2,844

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,733	$2,733

When valuing its Level 3 liabilities, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected contingent consideration payments.  The valuation of the liability is primarily based on management’s estimate of the Net Profits of NLEX (as defined in the NLEX stock purchase agreement).  Given the short term nature of the contingent consideration periods, changes in the discount rate are not expected to have a material impact on the fair value of the liability.

The following table summarizes the changes in the fair value of the liability during the three months ended March 31, 2017 (in thousands):

Balance at December 31, 2016	$2,733
Fair value adjustment of contingent consideration	111
Balance at March 31, 2017	$2,844

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2017.

Note 9 – Income Taxes

At March 31, 2017 the Company has aggregate tax net operating loss carry forwards of approximately $74.5 million ($59.3 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of our cumulative losses and uncertainty with respect to future taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2017 and December 31, 2016.

Note 10 – Related Party Transactions

Debt with Street Capital

As of March 31, 2017, the Company’s loan from Street Capital continues to be classified as related party debt because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board, and a significant shareholder of the Company.  At March 31, 2017 and December 31, 2016, the Company reported amounts owed to Street Capital of $0.8 million and $1.0 million respectively, as related party debt (see Note 7). Total interest of $0.5 million has been accrued on the debt and remains unpaid through March 31, 2017.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party is outlined in the table below.  All of the payments in both 2017 and 2016 were made to David Ludwig.

The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the three months ended March 31, 2017 and 2016, are detailed below (in thousands):

	Three months ended March 31,
Leased premises location	2017	2016
Foster City, CA	$—	$57
Edwardsville, IL	25	25
Total	$25	$82

In 2016 the Company entered into multiple related party loan agreements with certain executive officers of the Company.  These related party loans are more fully described in Note 7.  Both Ross Dove and Kirk Dove, who were parties to the related party loans, shared equally in all payments made by the Company to satisfy obligations under the loan agreements.

Note 11 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2017 for potential recognition or disclosure in its condensed consolidated financial statements.  There have been no material subsequent events requiring recognition or disclosure in this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of the Company and the related notes thereto for the three-month periods ended March 31, 2017 and 2016, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”).

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

Overview, History and Recent Developments

Heritage Global Inc. (“HGI”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. effective in 2013. The most recent name change more closely identifies the Company with its core auction business, Heritage Global Partners, Inc. (“HGP”).

In 2014, HGI (together with its consolidated subsidiaries, “we”, “us” “our” or the “Company”) acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company.

In 2016, the Company completed the sale of its real estate inventory to International Investments and Infrastructure, LLC (“III”) for $4.1 million.  The Company used the proceeds from the sale to repay $2.5 million of outstanding principal, plus accrued interest, on its loan with an unrelated party.

The organization chart below outlines the basic corporate structure of the Company as of March 31, 2017.

(1)	Registrant.
(2)	Full service, global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.
(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off receivables.

Asset liquidation

The Company is a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services.  The Company specializes both in acting as an adviser, as well as in acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, real estate, accounts receivable portfolios, intellectual property, and entire business enterprises.

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

HGI’s business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give the Company access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to the Company’s objective to be the leading resource for clients requiring capital and financial asset solutions.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies in the first three months of 2017.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2017 the Company had a working capital deficit of $3.7 million, as compared to a working capital deficit of $4.1 million at December 31, 2016, an improvement of approximately $0.4 million.

The Company’s current assets at March 31, 2017 increased to $5.2 million compared to $4.4 million at December 31, 2016. The most significant change was an increase of $1.3 million in cash, primarily the result of the Company’s operating income, and collection of client funds held on account to be settled in the second quarter.  This increase was offset by the approximately $0.2 million decrease in accounts receivable resulting from the collection of invoices during the quarter, and the approximately $0.2 million decrease in inventory.

The Company’s current liabilities increased to $8.9 million compared to $8.6 million at December 31, 2016.  The most significant change was the $0.5 million increase in the accounts payable and accrued liabilities, primarily the result of the Company’s client liabilities due.  This was offset slightly by the approximately $0.1 million decrease in the current portion of related party debt due to scheduled payments, and the $0.1 million decrease in the current portion of contingent consideration due to the quarterly fair value adjustment.

During the first three months of 2017, the Company’s primary source of cash was the operation of its asset liquidation business.  Cash disbursements, other than those related to debt repayment of $0.3 million (all of which was paid to a related party), were primarily related to operating expenses.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At March 31, 2017 the Company had stockholders’ equity of $3.8 million, as compared to $3.5 million at December 31, 2016.
•

In the fourth quarter of 2016, the Company entered into a related party secured promissory note for a revolving line of credit (the “Line of Credit”).  The credit facility provides for aggregate loans of up to $1.5 million.  Refer to Note 7 to the consolidated financial statements for further information.

•

The Company determines its future capital and operating requirements based upon its current and projected operating performance and the extent of its contractual commitments.  The Company expects to be able to finance its future operations through its asset liquidation business and occasional draws on the Line of Credit.  The Company repays its outstanding loan on a monthly basis in accordance with the loan agreement.  Capital requirements are generally limited to the Company’s purchases of surplus and distressed assets.  The Company believes that its current capital resources are sufficient for these requirements.  In the event additional capital is needed, the Company will draw on the Line of Credit.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2017 were $3.8 million as compared to $2.5 million at December 31, 2016, an increase of approximately $1.3 million.

Cash provided by or used in operating activities.  Cash provided by operating activities was $1.6 million during the three months ended March 31, 2017 as compared to $1.4 million cash used during the same period in 2016. The $3.0 million change was primarily attributable to the following: we had a net favorable change of $2.8 million in the operating assets and liabilities in the first three months of 2017 compared to the same period in 2016, and had a favorable change in the net income adjusted for noncash items, which was $0.2 million better during the first three months of 2017 compared to the same period in 2016.  There were no significant noncash items in either period.

The significant changes in operating assets and liabilities during the first three months of 2017 as compared to 2016 are primarily due to the nature of the Company’s operations. The Company earns revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash provided by investing activities.  There was no cash provided by or used in investing activities during the three months ended March 31, 2017, nor the three months ended March 31, 2016.

Cash used in financing activities.  Cash used in financing activities was $0.2 million during the three months ended March 31, 2017, as compared to $21,000 cash used during the same period in 2016. During the first three months of 2017 the Company repaid $0.3 million of its related party loan.  The 2016 activity consisted of proceeds of $0.4 million from a related party loan, which was repaid in full during the same period, and $24,000 of debt repaid to Street Capital.  In both periods the exercise of stock options to purchase common shares was not material.

Contractual Obligations

The Company’s only significant contractual obligation, other than its related party loan(s), is its long-term earn-out obligation owed to the former owner (and current president) of NLEX (“David Ludwig”).  The Company will pay the former owner of NLEX 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The payments are due on or about July 30 of each year, began in 2015, and are expected to continue until at least 2019.  In the fourth quarter of 2016 the Company agreed in principle with David Ludwig to extend the earn-out provision.  The extension of the earn-out is subject to ratification by the Board of Directors.  In 2015 the Company paid David Ludwig $0.5 million to satisfy the first earn out payment.  In 2016 the Company paid David Ludwig $0.8 million to satisfy the second earn out payment.  The Company expects to pay approximately $2.8 million over the period from 2017 to 2019.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three months ended		Change
	March 31, 2017	March 31, 2016	Dollars	Percent
Revenues:
Services revenue	$4,462	$4,192	$270	6%
Asset sales	571	1,228	(657)	-54%
Total revenues	5,033	5,420	(387)	(7)%

Operating costs and expenses:
Cost of services revenue	1,059	1,003	56	6%
Cost of asset sales	293	1,052	(759)	(72)%
Selling, general and administrative	3,210	3,090	120	4%
Depreciation and amortization	77	83	(6)	(7)%
Total operating costs and expenses	4,639	5,228	(589)	(11)%
Operating income	394	192	202	105%
Other income	—	25	(25)	(100)%
Fair value adjustment of contingent consideration	(111)	(68)	(43)	63%
Interest expense	(15)	(73)	58	-79%
Income before income tax expense	268	76	192	253%
Income tax expense	13	16	(3)	-19%
Net income	$255	$60	$195	325%

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

Three-Month Period Ended March 31, 2017 Compared to Three-Month Period Ended March 31, 2016

Revenues and cost of revenues – Revenues were $5.0 million during the three months ended March 31, 2017 compared to $5.4 million during the same period in 2016. Costs of services revenue and asset sales were $1.4 million during the same period in 2017 compared to $2.1 million during the same period in 2016.  The gross profit of these items was therefore $3.7 million during the first three months in 2017 compared to $3.4 million during the same period in 2016, an increase of approximately $0.3 million, or approximately 9%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.2 million during the three months ended March 31, 2017, compared to $3.1 million during the same period in 2016, an increase of approximately $0.1 million or approximately 4%.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	For the three months ended
	March 31,
	2017	2016	% change
Compensation
HGP	$950	$953	(0)%
Equity Partners	408	422	(3)%
NLEX	604	583	4%
HGI	90	75	20%
Stock-based compensation	70	36	94%

Consulting	78	72	8%
Board of Directors fees	59	57	4%
Accounting, tax and legal professional fees	92	177	(48)%
Insurance	82	68	21%
Occupancy	194	165	18%
Travel and entertainment	184	232	(21)%
Advertising and promotion	110	118	(7)%
Other	289	132	119%
Total selling, general & administrative expense	$3,210	$3,090

The increase in total selling, general and administrative expenses was largely attributable to an increase in the Company’s non-cash stock-based compensation expense, attributable to the Company wide option grant in the fourth quarter of 2016, an increase in the Company’s occupancy expense due to more expensive rent at one of the office locations, and an increase in the finder’s fees paid for sales referred to the Company.  This was offset slightly by a decrease in legal fees during the current year period.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during both the three months ended March 31, 2017 and the same period in 2016, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We use the non-GAAP financial measure “Adjusted EBITDA” in assessing the Company’s results. Adjusted EBITDA reflects the standard definition of EBITDA (net income plus depreciation and amortization, interest expense, and provision for income taxes), adjusted further to eliminate the effects of fair value adjustments of contingent consideration and stock-based compensation.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income to Adjusted EBITDA for the periods presented (in thousands).

	For the three months ended
	March 31, 2017	March 31, 2016
Net income	$255	$60
Add back:
Depreciation and amortization	77	83
Interest expense	15	73
Income tax expense	13	16
EBITDA	360	232

Management add back:
Fair value adjustment of contingent consideration	111	68
Stock based compensation	70	36
Adjusted EBITDA	$541	$336

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 7, 2017.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 7, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2017, a director of the Company exercised a previously granted option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.08 per share.  No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 31, 2017, each of the five non-employee directors of the Company was granted an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.48 per share.  These grants were made in exchange for services rendered and no consideration or commissions were paid.  These options were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Heritage Global Inc.

Date: May 8, 2017	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)