Form 10-Q
period 2017-06-30
Heritage Global Inc.
filed 2017-08-09
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, there were 28,480,148 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,600	$2,530
Accounts receivable (net of allowance for doubtful accounts of $71; $36 in 2016)	1,144	1,247
Inventory – equipment	264	263
Other current assets	366	393
Total current assets	4,374	4,433
Property and equipment, net	124	156
Identifiable intangible assets, net	3,999	4,122
Goodwill	6,158	6,158
Other assets	309	275
Total assets	$14,964	$15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,941	$6,746
Current portion of related party debt	496	664
Current portion of contingent consideration	465	961
Other current liabilities	145	199
Total current liabilities	8,047	8,570
Non-current portion of related party debt	120	348
Non-current portion of contingent consideration	2,158	1,772
Deferred tax liabilities	960	960
Total liabilities	11,285	11,650

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at June 30, 2017 and December 31, 2016	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,480,148 shares at June 30, 2017 and 28,470,148 shares at December 31, 2016	285	285
Additional paid-in capital	284,282	284,149
Accumulated deficit	(280,820)	(280,875)
Accumulated other comprehensive loss	(74)	(71)
Total stockholders’ equity	3,679	3,494
Total liabilities and stockholders’ equity	$14,964	$15,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Services revenue	$3,945	$3,702	$8,406	$7,894
Asset sales	837	259	1,409	1,487
Total revenues	4,782	3,961	9,815	9,381

Operating costs and expenses:
Cost of services revenue	710	866	1,769	1,869
Cost of asset sales	966	184	1,259	1,236
Selling, general and administrative	3,002	3,064	6,212	6,154
Depreciation and amortization	77	81	155	164
Total operating costs and expenses	4,755	4,195	9,395	9,423
Operating income (loss)	27	(234)	420	(42)
Fair value adjustment of contingent consideration	(179)	925	(290)	857
Interest and other expense, net	(32)	(65)	(47)	(113)
(Loss) income before income tax expense	(184)	626	83	702
Income tax expense	15	2	28	18
Net (loss) income	$(199)	$624	$55	$684

Weighted average common shares outstanding – basic	28,480,148	28,418,582	28,456,750	28,368,774
Weighted average common shares outstanding – diluted	28,480,148	28,431,406	28,472,910	28,381,278
Net (loss) income per share – basic	$(0.01)	$0.02	$0.00	$0.02
Net (loss) income per share – diluted	$(0.01)	$0.02	$0.00	$0.02

Comprehensive (loss) income:
Net (loss) income	$(199)	$624	$55	$684
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2)	3	(3)	(5)
Comprehensive (loss) income	$(201)	$627	$52	$679

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2016	569	$6	28,470,148	$285	$284,149	$(280,875)	$(71)	$3,494
Stock-based compensation expense	—	—	—	—	132	—	—	132
Issuance of common stock from exercise of stock options	—	—	10,000	—	1	—	—	1
Net income	—	—	—	—	—	55	—	55
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2017	569	$6	28,480,148	$285	$284,282	$(280,820)	$(74)	$3,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$55	$684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest added to principal of related party debt	20	48
Fair value adjustment of contingent consideration	290	(857)
Stock-based compensation expense	132	57
Depreciation and amortization	155	164
Changes in operating assets and liabilities:
Accounts receivable	103	(84)
Inventory	(1)	94
Other assets	(65)	(71)
Accounts payable and accrued liabilities	195	(297)
Net cash provided by (used in) operating activities	884	(262)

Cash flows used in investing activities:
Cash distributions from equity method investments	—	20
Purchase of property and equipment	—	(75)
Net cash used in investing activities	—	(55)

Cash flows used in financing activities:
Proceeds from debt payable to related party	—	404
Repayment of debt payable to related party	(415)	(428)
Payment of contingent consideration	(400)	(400)
Proceeds from exercise of options to purchase common shares	1	4
Net cash used in financing activities	(814)	(420)
Net increase (decrease) in cash and cash equivalents	70	(737)
Cash and cash equivalents at beginning of period	2,530	2,777
Cash and cash equivalents at end of period	$2,600	$2,040

Supplemental cash flow information:
Cash paid for taxes	$16	$19
Cash paid for interest	$2	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”) and National Loan Exchange, Inc. These entities, collectively, are referred to as the “Company” in these financial statements. The Company’s unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business.  The Company provides an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and financial solutions for businesses and properties in transition.

The Company has prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 7, 2017.

The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2017. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, goodwill and intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities, and stock-based compensation. These estimates have the potential to significantly impact the Company’s consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies in the six months ended June 30, 2017.

Recent Accounting Pronouncements

In 2016, the FASB issued Accounting Standards update (“ASU”) 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”), which simplifies the transition to the equity method of accounting by, among other things, eliminating retroactive adjustments to the investments as a result of an increase in the level of ownership interest or degree of influence.  ASU 2016-07 became effective January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which provides improvements to employee share-based payment accounting.  ASU 2016-09 simplifies the accounting and presentation of various elements of share-based compensation including, but not limited to, income taxes, excess tax benefits, statutory tax withholding requirements, payment of employee taxes, and award assumptions.  ASU 2016-09 became effective January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP, by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on its consolidated financial statements.

In 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASU Nos. 2015-14; 2016-08; 2016-10; 2016-12; 2016-20 Revenue from Contracts with Customers (Topic 606)). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Although the Company is still evaluating the impact of the new standard, the Company anticipates that the impact will not be material to the consolidated financial statements.

In 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”), which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2016-15 on its consolidated financial statements.

In 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under topic 805 of the Accounting Standards Codification. The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2017-01 on its consolidated financial statements.

In 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment. The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is still assessing the impact of ASU 2017-04 on its consolidated financial statements.

Note 3 – Stock-based Compensation

Options

At June 30, 2017 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2016, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the six months ended June 30, 2017, the Company issued options to purchase a total of 50,000 shares of common stock to the Company’s independent directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 10,350 shares of common stock as a result of employee resignations.  Pursuant to the exercise of common stock options 10,000 shares of common stock were issued during the six months ended June 30, 2017.

The following summarizes the changes in common stock options for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,169,200	$0.96
Granted	50,000	$0.48
Exercised	(10,000)	$0.08
Forfeited	(10,350)	$0.45
Outstanding at June 30, 2017	5,198,850	$0.95

Options exercisable at June 30, 2017	1,912,500	$1.82

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2017.  As of June 30, 2017, there is approximately $0.9 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 3.4 years.

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

The following summarizes the changes in restricted stock awards for the six months ended June 30, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested awards at December 31, 2016	37,500	$0.38
Vested	(37,500)	$0.38
Unvested awards at June 30, 2017	—	—

Vested awards at June 30, 2017	262,500	$0.38

Stock-based compensation expense related to restricted stock awards was not material for the three and six months ended June 30, 2017 and 2016.

Note 4 – Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Shares Calculation:	2017	2016	2017	2016
Basic weighted average shares outstanding	28,480,148	28,418,582	28,456,750	28,368,774
Treasury stock effect of common stock options and restricted stock awards	—	12,824	16,160	12,504
Diluted weighted average common shares outstanding	28,480,148	28,431,406	28,472,910	28,381,278

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive for the three and six months ended June 30, 2017 were 5.1 million and 2.0 million, respectively.  Potential common shares not included for both the three and six months ended June 30, 2016 were 2.2 million.

Note 5 – Intangible Assets and Goodwill

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

	Carrying Value		Carrying Value
Amortized Intangible Assets	December 31, 2016	Amortization	June 30, 2017
Customer Network (HGP)	$158	$(11)	$147
Trade Name (HGP)	953	(52)	901
Customer Relationships (NLEX)	550	(54)	496
Website (NLEX)	24	(6)	18
Total	1,685	(123)	1,562

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$4,122	$(123)	$3,999

Amortization expense during each of the six months ended June 30, 2017 and 2016 was $0.1 million.

The estimated amortization expense as of June 30, 2017 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2017 (remainder of year from July 1, 2017 to December 31, 2017)	$122
2018	245
2019	240
2020	236
2021	236
Thereafter	483
Total	$1,562

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses to the carrying amount of goodwill during the three or six months ended June 30, 2017 and 2016.

Acquisition	June 30, 2017	December 31, 2016
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 6 – Debt

Outstanding debt at June 30, 2017 and December 31, 2016 is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Current:
Related party debt	$496	$664
Non-current:
Related party debt	120	348

Total debt	$616	$1,012

In 2016, following an amendment, the Company’s related party debt with Street Capital (the “Street Capital Loan”) began accruing interest at a rate per annum equal to the Wall Street Journal prime rate + 1.0%.  The Company also agreed to a monthly payment schedule which began in the first quarter of 2017.  As of June 30, 2017 and December 31, 2016, the interest rate on the loan was 5.25% and 4.75%, respectively.  Please see Note 9 for further discussion of transactions with Street Capital.

In 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution.

As of June 30, 2017 and December 31, 2016, the Company had not drawn on the Line of Credit.

Note 7 – Fair Value Measurements

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

As of June 30, 2017 and December 31, 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both June 30, 2017 and December 31, 2016, the Company’s contingent consideration from the 2014 acquisition of NLEX was the only liability measured at fair value on a recurring basis.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,623	$2,623

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,733	$2,733

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

The following table summarizes the changes in the fair value of the liability during the six months ended June 30, 2017 (in thousands):

Balance at December 31, 2016	$2,733
Payment of contingent consideration	(400)
Fair value adjustment of contingent consideration	290
Balance at June 30, 2017	$2,623

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2017.

Note 8 – Income Taxes

At June 30, 2017 the Company has aggregate tax net operating loss carry forwards of approximately $74.5 million ($59.3 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of June 30, 2017 and December 31, 2016.

Note 9 – Related Party Transactions

Debt with Street Capital

As of June 30, 2017, the Company’s loan from Street Capital continues to be classified as related party debt because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board, and a significant shareholder of the Company.  At June 30, 2017 and December 31, 2016, the Company reported amounts owed to Street Capital of $0.6 million and $1.0 million respectively, as related party debt (see Note 6). Total interest of $0.5 million has been accrued on the debt and remains unpaid through June 30, 2017.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party is outlined in the table below.  All of the payments in both 2017 and 2016 were made to David Ludwig.

The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the three and six months ended June 30, 2017 and 2016, are detailed below (in thousands):

	Three Months Ended June 30,
Leased premises location	2017	2016
Foster City, CA	$—	$19
Edwardsville, IL	25	25
Total	$25	$44

	Six Months Ended June 30,
Leased premises location	2017	2016
Foster City, CA	$—	$76
Edwardsville, IL	50	49
Total	$50	$125

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 6.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, shared equally in all payments made by the Company to satisfy obligations under the loan agreement. During the six months ended June 30, 2017 there were no transactions under this agreement.

During the six months ended June 30, 2017 the Company paid David Ludwig $0.4 million for a portion of his third earn-out provision payment.

Note 10 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2017 for potential recognition or disclosure in its condensed consolidated financial statements.  There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June  30, 2017 and 2016, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”).

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

In 2014, HGI acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as a wholly owned division of the Company.

In 2016, the Company completed the sale of its real estate inventory to International Investments and Infrastructure, LLC (“III”) for $4.1 million.  The Company used the proceeds from the sale to repay $2.5 million of outstanding principal, plus accrued interest, on its loan with an unrelated party.

The organization chart below outlines the basic corporate structure of the Company as of June 30, 2017.

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

Government Regulation

We are subject to federal, state and local consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. Many jurisdictions also regulate “auctions” and “auctioneers” and may regulate online auction services. These consumer protection laws and regulations could result in substantial compliance costs and could interfere with the conduct of our business.

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

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, goodwill, intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities and stock-based compensation. These estimates are considered significant either because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

The Company has no off-balance sheet arrangements.

The Company has not paid any dividends, and does not expect to pay any dividends in the future.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies in the six months ended June 30, 2017.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At June 30, 2017 the Company had a working capital deficit of $3.7 million, as compared to a working capital deficit of $4.1 million at December 31, 2016, a decrease of approximately $0.4 million.

The Company’s current assets at June 30, 2017 remained constant at $4.4 million with the balance at December 31, 2016. The Company’s current liabilities decreased to $8.0 million compared to $8.6 million at December 31, 2016. The most significant change was an approximate $0.5 million decrease in the current portion of contingent consideration due to a $0.4 million advance payment made to the former owner of NLEX and the fair value adjustment of the contingent consideration liability as of June 30, 2017.

During the six months ended June 30, 2017, the Company’s primary source of cash was the cash provided by operations of its asset liquidation business.  Cash disbursements, other than those related to debt repayment of $0.4 million (all of which was paid to a related party) and the $0.4 million advance payment of the contingent consideration, were primarily related to operating expenses.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At June 30, 2017 the Company had stockholders’ equity of $3.7 million, as compared to $3.5 million at December 31, 2016.
•

In the fourth quarter of 2016, the Company entered into a related party secured promissory note for a revolving line of credit (the “Line of Credit”).  The credit facility provides for aggregate loans of up to $1.5 million.  Refer to Note 6 to the condensed consolidated financial statements for further information.

•

The Company determines its future capital and operating requirements based upon its current and projected operating performance and the extent of its contractual commitments.  The Company expects to be able to finance its future operations through its asset liquidation business and occasional draws on the Line of Credit.  The Company repays any outstanding balance on the Line of Credit on a monthly basis in accordance with the loan agreement.  Capital requirements are generally limited to the Company’s purchases of surplus and distressed assets.  The Company believes that its current capital resources are sufficient for these requirements.  In the event additional capital is needed, the Company will draw on the Line of Credit.

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2017 were $2.6 million as compared to $2.5 million at December 31, 2016, an increase of approximately $0.1 million.

Cash provided by or used in operating activities.  Cash provided by operating activities was $0.9 million during the six months ended June 30, 2017 as compared to $0.3 million cash used during the same period in 2016. The $1.2 million change was primarily attributable to a net favorable change of $0.6 million in the operating assets and liabilities in the six months ended June 30, 2017 compared to the same period in 2016 and a favorable change in the net income adjusted for noncash items, which was $0.6 million better during the six months ended June 30, 2017 compared to the same period in 2016.

The significant changes in operating assets and liabilities during the six months ended June 30, 2017 as compared to 2016 are primarily due to the nature of the Company’s operations. The Company earns revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  There was no cash provided by or used in investing activities during the six months ended June 30, 2017, as compared to $0.1 million used during the six months ended June 30, 2016.

Cash used in financing activities.  Cash used in financing activities was $0.8 million during the six months ended June 30, 2017, as compared to $0.4 million used during the same period in 2016. During the six months ended June 30, 2017 the Company repaid $0.4 million of its related party loan and made an advance contingent consideration payment of $0.4 million to the former owner of NLEX.  The 2016 activity consisted of proceeds of $0.4 million from a related party loan, which was repaid in full during the same period and $24,000 of debt repaid to Street Capital.  The Company also made an advance contingent consideration payment of $0.4 million to the former owner of NLEX during the six months ended June 30, 2016.

Contractual Obligations

The Company’s only significant contractual obligation, other than its related party loan(s), is its long-term earn-out obligation owed to the former owner (and current president) of NLEX (“David Ludwig”).  The Company will pay David Ludwig 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The payments are due on or about July 30 of each year, began in 2015, and are expected to continue until at least 2019.  In 2016 the Company agreed in principle with David Ludwig to extend the earn-out provision.  The extension of the earn-out is subject to ratification by the Board of Directors.  In 2015 the Company paid David Ludwig $0.5 million to satisfy the first earn out payment.  In 2016 the Company paid David Ludwig $0.8 million to satisfy the second earn out payment.  During the six months ended June 30, 2017 the Company paid David Ludwig $0.4 million for a portion of his third earn-out provision payment. The Company expects to pay approximately $3.0 million over the period from 2017 to 2019.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Revenues:
Services revenue	$3,945	$3,702	$243	7%	$8,406	$7,894	$512	6%
Asset sales	837	259	578	223%	1,409	1,487	(78)	(5)%
Total revenues	4,782	3,961	821	21%	9,815	9,381	434	5%

Operating costs and expenses:
Cost of services revenue	710	866	(156)	(18)%	1,769	1,869	(100)	(5)%
Cost of asset sales	966	184	782	425%	1,259	1,236	23	2%
Selling, general and administrative	3,002	3,064	(62)	(2)%	6,212	6,154	58	1%
Depreciation and amortization	77	81	(4)	(5)%	155	164	(9)	(5)%
Total operating costs and expenses	4,755	4,195	560	13%	9,395	9,423	(28)	(0)%
Operating income (loss)	27	(234)	261	(112)%	420	(42)	462	(1100)%
Fair value adjustment of contingent consideration	(179)	925	(1,104)	(119)%	(290)	857	(1,147)	(134)%
Interest and other expense, net	(32)	(65)	33	(51)%	(47)	(113)	66	(58)%
(Loss) income before income tax expense	(184)	626	(810)	(129)%	83	702	(619)	(88)%
Income tax expense	15	2	13	650%	28	18	10	56%
Net (loss) income	$(199)	$624	$(823)	(132)%	$55	$684	$(629)	(92)%

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

Three-Month Period Ended June 30, 2017 Compared to Three-Month Period Ended June 30, 2016

Revenues and cost of revenues – Revenues were $4.8 million during the three months ended June 30, 2017 compared to $4.0 million during the same period in 2016. Costs of services revenue and asset sales were $1.7 million during the three months ended June 30, 2017 compared to $1.1 million during the same period in 2016.  The gross profit of these items was therefore $3.1 million during the three months ended June 30, 2017 compared to $2.9 million during the same period in 2016, an increase of approximately $0.2 million, or approximately 7%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.0 million during the three months ended June 30, 2017 compared to $3.1 million during the same period in 2016.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	% change
Compensation
HGP	$939	$1,012	(7)%
Equity Partners	343	384	(11)%
NLEX	619	583	6%
HGI	90	75	20%
Stock-based compensation	62	21	195%

Consulting	125	77	62%
Board of Directors fees	58	81	(28)%
Accounting, tax and legal professional fees	152	152	0%
Insurance	83	69	20%
Occupancy	197	179	10%
Travel and entertainment	181	186	(3)%
Advertising and promotion	127	138	(8)%
Other	26	107	(76)%
Total selling, general & administrative expense	$3,002	$3,064

The total selling, general and administrative expenses was relatively constant between the two periods with some fluctuations in the following:  an increase in the Company’s non-cash stock-based compensation expense, attributable to the Company-wide option grant in the fourth quarter of 2016, an increase in the Company’s occupancy expense due to increased rent at one of the office locations, offset by a decrease in overall compensation due to lower headcount in certain divisions.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during both the three months ended June 30, 2017 and the same period in 2016, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Six-Month Period Ended June 30, 2017 Compared to Six-Month Period Ended June 30, 2016

Revenues and cost of revenues – Revenues were $9.8 million during the six months ended June 30, 2017 compared to $9.4 million during the same period in 2016. Costs of services revenue and asset sales were $3.0 million during the three months ended June 30, 2017 compared to $3.1 million during the same period in 2016.  The gross profit of these items was therefore $6.8 million during the six months ended June 30, 2017 compared to $6.3 million during the same period in 2016, an increase of approximately $0.5 million, or approximately 8%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.2 million during both the six months ended June 30, 2017 and the same period in 2016.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	% change
Compensation
HGP	$1,890	$1,965	(4)%
Equity Partners	750	806	(7)%
NLEX	1,224	1,166	5%
HGI	180	150	20%
Stock-based compensation	132	57	132%

Consulting	284	149	91%
Board of Directors fees	117	137	(15)%
Accounting, tax and legal professional fees	244	329	(26)%
Insurance	165	137	20%
Occupancy	391	344	14%
Travel and entertainment	366	418	(12)%
Advertising and promotion	237	257	(8)%
Other	232	239	(3)%
Total selling, general & administrative expense	$6,212	$6,154

The total selling, general and administrative expenses was relatively flat between the two periods with some fluctuations in the following:  an increase in the Company’s non-cash stock-based compensation expense, attributable to the Company-wide option grant in the fourth quarter of 2016, an increase in the Company’s occupancy expense due to more expensive rent at one of the office locations, and an increase in the finder’s fees paid for sales referred to the Company.  This was offset slightly by a decrease in legal fees during the current year period.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during both the six months ended June 30, 2017 and the same period in 2016, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We use the non-GAAP financial measure “Adjusted EBITDA” in assessing the Company’s results. Adjusted EBITDA reflects the standard definition of EBITDA (net income plus depreciation and amortization, interest and other expense, and provision for income taxes), adjusted further to eliminate the effects of fair value adjustments of contingent consideration and stock-based compensation.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income to Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$(199)	$624	$55	$684
Add back:
Depreciation and amortization	77	81	155	164
Interest and other expense, net	32	65	47	113
Income tax expense	15	2	28	18
EBITDA	(75)	772	285	979

Management add back:
Fair value adjustment of contingent consideration	179	(925)	290	(857)
Stock based compensation	62	21	132	57
Adjusted EBITDA	$166	$(132)	$707	$179

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

Further, there were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On and effective as of August 7, 2017, the Board elected Emmett DeMoss to the Company’s Board of Directors as a Class III Director.  With the appointment of Mr. DeMoss, the Board consists of seven members, five of whom are independent directors.  Mr. DeMoss has not yet been appointed to serve on any of the Board’s sub-committees.  There have been no arrangements between Mr. DeMoss and any other persons pursuant to his appointment to the Board, nor have there been any agreements between Mr. DeMoss and the Company. Mr. DeMoss graduated from Princeton University, served as a U.S. Marine Corps pilot and earned his MBA from Stanford University. He worked in the business sector as a Corporate Finance Officer for Dean Witter and for Hambrecht & Quist, where he managed the initial public offerings (“IPO”) of several companies. He later served as Chief Operating Officer of Grubb & Ellis (“G&E”), a commercial real estate brokerage and advisory firm, where he helped grow the business to $350 million in annual revenues and led the reverse IPO of the Company. Mr. DeMoss has extensive executive leadership experience with growing businesses and was the founder, director and senior officer of Rackwise and Real Bid, the first on-line Company to offer indicative bidding for commercial real estate, which eventually merged with CoStar (Nasdaq: CSGP). He also held positions as a director and senior officer of Docutel.

The Company expects that recent developments in its business could result in its receipt of up to $5.6 million in additional service fee revenue over the next 12 months in connection with the sale of assets between third parties. If received, these fees will not be materially offset by corresponding expenses and would therefore have a material positive effect on the Company’s earnings over this period.  Although the Company believes there is a high likelihood these fees will be received, receipt is entirely dependent on entrance into and performance under contracts to which the Company will not be a party, and are therefore subject to significant uncertainty which the Company has no ability to control.

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

Heritage Global Inc.

Date: August 9, 2017	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)