Form 10-Q
period 2017-09-30
Heritage Global Inc.
filed 2017-11-06
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 28,480,148 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,959	$2,530
Accounts receivable (net of allowance for doubtful accounts of $35; $36 in 2016)	654	1,247
Inventory – equipment	142	263
Other current assets	370	393
Total current assets	4,125	4,433
Property and equipment, net	126	156
Identifiable intangible assets, net	3,938	4,122
Goodwill	6,158	6,158
Other assets	273	275
Total assets	$14,620	$15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,823	$6,746
Current portion of related party debt	541	664
Current portion of contingent consideration	1,637	961
Other current liabilities	109	199
Total current liabilities	9,110	8,570
Non-current portion of related party debt	—	348
Non-current portion of contingent consideration	735	1,772
Deferred tax liabilities	960	960
Total liabilities	10,805	11,650

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at September 30, 2017 and December 31, 2016	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,480,148 shares at September 30, 2017 and 28,470,148 shares at December 31, 2016	285	285
Additional paid-in capital	284,336	284,149
Accumulated deficit	(280,737)	(280,875)
Accumulated other comprehensive loss	(75)	(71)
Total stockholders’ equity	3,815	3,494
Total liabilities and stockholders’ equity	$14,620	$15,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Services revenue	$4,231	$3,824	$12,637	$11,718
Asset sales	506	4,758	1,915	6,245
Total revenues	4,737	8,582	14,552	17,963

Operating costs and expenses:
Cost of services revenue	522	1,882	2,291	3,751
Cost of asset sales	282	4,243	1,541	5,479
Selling, general and administrative	3,539	2,783	9,751	8,937
Depreciation and amortization	78	76	233	240
Total operating costs and expenses	4,421	8,984	13,816	18,407
Operating income (loss)	316	(402)	736	(444)
Fair value adjustment of contingent consideration	(246)	43	(536)	900
Interest and other income (expense), net	3	(1)	(44)	(114)
Income (loss) before income tax expense	73	(360)	156	342
Income tax (benefit) expense	(10)	11	18	29
Net income (loss)	$83	$(371)	$138	$313

Weighted average common shares outstanding – basic	28,480,148	28,432,648	28,464,635	28,390,221
Weighted average common shares outstanding – diluted	28,481,296	28,432,648	28,474,997	28,399,759
Net income (loss) per share – basic	$0.00	$(0.01)	$0.00	$0.01
Net income (loss) per share – diluted	$0.00	$(0.01)	$0.00	$0.01

Comprehensive income (loss):
Net income (loss)	$83	$(371)	$138	$313
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(8)	(4)	(13)
Comprehensive income (loss)	$82	$(379)	$134	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2016	569	$6	28,470,148	$285	$284,149	$(280,875)	$(71)	$3,494
Stock-based compensation expense	—	—	—	—	186	—	—	186
Issuance of common stock from exercise of stock options	—	—	10,000	—	1	—	—	1
Net income	—	—	—	—	—	138	—	138
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2017	569	$6	28,480,148	$285	$284,336	$(280,737)	$(75)	$3,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities:
Net income	$138	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest added to principal of related party debt	27	54
Fair value adjustment of contingent consideration	536	(900)
Stock-based compensation expense	186	71
Depreciation and amortization	233	240
Changes in operating assets and liabilities:
Accounts receivable	593	(497)
Inventory	121	3,223
Other assets	(24)	(17)
Accounts payable and accrued liabilities	29	1,495
Net cash provided by operating activities	1,839	3,982

Cash flows used in investing activities:
Cash distributions from equity method investments	—	20
Purchase of property and equipment	(16)	(91)
Net cash used in investing activities	(16)	(71)

Cash flows used in financing activities:
Repayment of debt payable to third party	—	(2,500)
Proceeds from debt payable to related party	—	1,099
Repayment of debt payable to related party	(498)	(1,323)
Payment of contingent consideration	(897)	(627)
Proceeds from exercise of options to purchase common shares	1	4
Net cash used in financing activities	(1,394)	(3,347)
Net increase in cash and cash equivalents	429	564
Cash and cash equivalents at beginning of period	2,530	2,777
Cash and cash equivalents at end of period	$2,959	$3,341

Supplemental cash flow information:
Cash paid for taxes	$19	$30
Cash paid for interest	$3	$167

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. (“HGI”) together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”) and National Loan Exchange, Inc. (“NLEX”). These entities, collectively, are referred to as the “Company” in these financial statements. The Company’s unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business.  The Company provides an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and financial solutions for businesses and properties in transition.

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

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2017. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies in the nine months ended September 30, 2017.

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

In 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on its consolidated financial statements.

In 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (ASU 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Although the Company is still evaluating the impact of the new standard, the Company anticipates that the impact will not be material to its consolidated financial statements.

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

In 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under ASC 805. The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is still assessing the impact of ASU 2017-01 on its consolidated financial statements.

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

Note 3 – Stock-based Compensation

Options

At September 30, 2017 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2016, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the nine months ended September 30, 2017, the Company issued options to purchase a total of 50,000 shares of common stock to the Company’s independent directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 149,850 shares of common stock as a result of employee resignations.  Pursuant to the exercise of common stock options 10,000 shares of common stock were issued during the nine months ended September 30, 2017.

The following summarizes the changes in common stock options for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,169,200	$0.96
Granted	50,000	$0.48
Exercised	(10,000)	$0.08
Forfeited	(149,850)	$0.45
Outstanding at September 30, 2017	5,059,350	$0.95

Options exercisable at September 30, 2017	1,912,500	$1.82

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2017.  As of September 30, 2017, there is approximately $0.7 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 3.2 years.

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

The following summarizes the changes in restricted stock awards for the nine months ended September 30, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested awards at December 31, 2016	37,500	$0.38
Vested	(37,500)	$0.38
Unvested awards at September 30, 2017	—	—

Vested awards at September 30, 2017	262,500	$0.38

Stock-based compensation expense related to restricted stock awards was not material for the three and nine months ended September 30, 2017 and 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Shares Calculation:	2017	2016	2017	2016
Basic weighted average shares outstanding	28,480,148	28,432,648	28,464,635	28,390,221
Treasury stock effect of common stock options and restricted stock awards	1,148	—	10,362	9,538
Diluted weighted average common shares outstanding	28,481,296	28,432,648	28,474,997	28,399,759

Potential common shares that were not included in the computation of diluted EPS because they would have been anti-dilutive for both the three and nine months ended September 30, 2017 were 5.0 million.  Potential common shares not included for both the three and nine months ended September 30, 2016 were 1.9 million.

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

	Carrying Value		Carrying Value
Amortized Intangible Assets	December 31, 2016	Amortization	September 30, 2017
Customer Network (HGP)	$158	$(17)	$141
Trade Name (HGP)	953	(77)	876
Customer Relationships (NLEX)	550	(82)	468
Website (NLEX)	24	(8)	16
Total	1,685	(184)	1,501

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$4,122	$(184)	$3,938

Amortization expense during each of the nine months ended September 30, 2017 and 2016 was $0.2 million.

The estimated amortization expense as of September 30, 2017 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2017 (remainder of year from October 1, 2017 to December 31, 2017)	$61
2018	245
2019	240
2020	236
2021	236
Thereafter	483
Total	$1,501

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses to the carrying amount of goodwill during the three or nine months ended September 30, 2017 and 2016.

Acquisition	September 30, 2017	December 31, 2016
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 6 – Debt

Outstanding debt at September 30, 2017 and December 31, 2016 is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Current:
Related party debt	$541	$664
Non-current:
Related party debt	—	348

Total debt	$541	$1,012

In 2016, following an amendment, the Company’s related party debt with Street Capital (the “Street Capital Loan”) began accruing interest at a rate per annum equal to the Wall Street Journal prime rate + 1.0%.  The Company also agreed to a monthly payment schedule which began in the first quarter of 2017.  As of September 30, 2017 and December 31, 2016, the interest rate on the loan was 5.25% and 4.75%, respectively.  Please see Note 9 for further discussion of transactions with Street Capital.

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

As of September 30, 2017 and December 31, 2016, the Company had not drawn on the Line of Credit.

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

As of September 30, 2017 and December 31, 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both September 30, 2017 and December 31, 2016, the Company’s contingent consideration from the 2014 acquisition of NLEX was the only liability measured at fair value on a recurring basis.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,372	$2,372

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,733	$2,733

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

The following table summarizes the changes in the fair value of the liability during the nine months ended September 30, 2017 (in thousands):

Balance at December 31, 2016	$2,733
Payment of contingent consideration	(897)
Fair value adjustment of contingent consideration	536
Balance at September 30, 2017	$2,372

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2017.

Note 8 – Income Taxes

At September 30, 2017 the Company has aggregate tax net operating loss carry forwards of approximately $74.5 million ($59.3 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2035. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of September 30, 2017 and December 31, 2016.

Note 9 – Related Party Transactions

Debt with Street Capital

As of September 30, 2017, the Company’s loan from Street Capital continues to be classified as related party debt because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board and a significant shareholder of the Company.  At September 30, 2017 and December 31, 2016, the Company reported amounts owed to Street Capital of $0.5 million and $1.0 million respectively, as related party debt (see Note 6). Total interest of $0.5 million has been accrued on the debt and remains unpaid through September 30, 2017.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party is outlined in the table below.  All of the payments in both 2017 and 2016 were made to David Ludwig.

The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the three and nine months ended September 30, 2017 and 2016, are detailed below (in thousands):

	Three Months Ended September 30,
Leased premises location	2017	2016
Foster City, CA	$—	$—
Edwardsville, IL	25	25
Total	$25	$25

	Nine Months Ended September 30,
Leased premises location	2017	2016
Foster City, CA	$—	$76
Edwardsville, IL	75	74
Total	$75	$150

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 6.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, shared equally in all payments made by the Company to satisfy obligations under the loan agreement. During the nine months ended September 30, 2017 there were no transactions under this agreement.

During the nine months ended September 30, 2017 the Company paid David Ludwig $0.9 million for his third earn-out provision payment.

Note 10 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2017 for potential recognition or disclosure in its condensed consolidated financial statements.  There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September  30, 2017 and 2016, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”).

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

The organization chart below outlines the basic corporate structure of the Company as of September 30, 2017.

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

In 2012, the Company increased its in-house asset liquidation expertise with its acquisition of 100% of the outstanding equity of HGP, a global full-service auction, appraisal and asset advisory firm, and launched Heritage Global Partners Europe (“HGP Europe”). Through its wholly-owned subsidiary Heritage Global Partners UK Limited, the Company opened three European-based offices, one each in the United Kingdom, Germany and Spain.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies in the nine months ended September 30, 2017.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2017 the Company had a working capital deficit of $5.0 million, as compared to a working capital deficit of $4.1 million at December 31, 2016, a decrease of approximately $0.9 million.

The Company’s current assets at September 30, 2017 decreased to $4.1 million compared to $4.4 million at December 31, 2016. The most significant change was an approximate $0.6 million decrease in accounts receivable due to the timing of payments for closed auctions. The Company’s current liabilities increased to $9.1 million compared to $8.6 million at December 31, 2016. The most significant change was an approximate $0.7 million increase in the current portion of contingent consideration primarily due to fair value adjustments of the liability during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company’s primary source of cash was the cash provided by operations of its asset liquidation business.  Cash disbursements, other than those related to debt repayment of $0.5 million (all of which was paid to a related party) and the $0.9 million advance payment of the contingent consideration, were primarily related to operating expenses.

The Company expects that its asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At September 30, 2017 the Company had stockholders’ equity of $3.8 million, as compared to $3.5 million at December 31, 2016.
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

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2017 were $3.0 million as compared to $2.5 million at December 31, 2016, an increase of approximately $0.5 million.

Cash provided by operating activities.  Cash provided by operating activities was $1.8 million during the nine months ended September 30, 2017 as compared to $4.0 million cash used during the same period in 2016. The approximate $2.2 million decrease was primarily attributable to a net unfavorable change of $3.5 million in the operating assets and liabilities in the nine months ended September 30, 2017 compared to the same period in 2016, the result of the Company completing the sale of its real estate inventory in the third quarter of 2016, offset by a favorable change in the net income adjusted for noncash items, which was $1.3 million better during the nine months ended September 30, 2017 compared to the same period in 2016.

The significant changes in operating assets and liabilities during the nine months ended September 30, 2017 as compared to 2016 are primarily due to the completion of the sale of the Company’s real estate inventory in the third quarter of 2016, as well as the nature of the Company’s operations. The Company earns revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  There was an insignificant amount of cash used in investing activities during the nine months ended September 30, 2017, as compared to $0.1 million used during the nine months ended September 30, 2016.

Cash used in financing activities.  Cash used in financing activities was $1.4 million during the nine months ended September 30, 2017, as compared to $3.3 million used during the same period in 2016. During the nine months ended September 30, 2017 the Company repaid $0.5 million of its related party loan and made a contingent consideration payment of $0.9 million to the former owner of NLEX. The 2016 activity consisted of proceeds of $1.1 million from a related party loan, which $0.5 million was repaid during the same period. The Company also repaid $0.8 million of debt to Street Capital, and repaid the $2.5 million balance of its loan with an unrelated party (the “Third Party Loan”) in full. The Company also made contingent consideration payments in the amount of $0.6 million to the former owner of NLEX during the nine months ended September 30, 2016.

Contractual Obligations

The Company’s only significant contractual obligation, other than its related party loan(s), is its long-term earn-out obligation owed to the former owner (and current president) of NLEX (“David Ludwig”).  The Company will pay David Ludwig 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The payments are due on or about July 30 of each year, began in 2015, and are expected to continue until at least 2019.  In 2016 the Company agreed in principle with David Ludwig to extend the earn-out provision.  The extension of the earn-out is subject to ratification by the Board of Directors.  In 2015 the Company paid David Ludwig $0.5 million to satisfy the first earn out payment.  In 2016 the Company paid David Ludwig $0.8 million to satisfy the second earn out payment.  During the nine months ended September 30, 2017 the Company paid David Ludwig $0.9 million for his third earn-out provision payment. The Company expects to pay approximately $2.1 million over the remaining period of the earn-out provision.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
Revenues:
Services revenue	$4,231	$3,824	$407	11%	$12,637	$11,718	$919	8%
Asset sales	506	4,758	(4,252)	(89)%	1,915	6,245	(4,330)	(69)%
Total revenues	4,737	8,582	(3,845)	(45)%	14,552	17,963	(3,411)	(19)%

Operating costs and expenses:
Cost of services revenue	522	1,882	(1,360)	(72)%	2,291	3,751	(1,460)	(39)%
Cost of asset sales	282	4,243	(3,961)	(93)%	1,541	5,479	(3,938)	(72)%
Selling, general and administrative	3,539	2,783	756	27%	9,751	8,937	814	9%
Depreciation and amortization	78	76	2	3%	233	240	(7)	(3)%
Total operating costs and expenses	4,421	8,984	(4,563)	(51)%	13,816	18,407	(4,591)	(25)%
Operating income (loss)	316	(402)	718	(179)%	736	(444)	1,180	(266)%
Fair value adjustment of contingent consideration	(246)	43	(289)	(672)%	(536)	900	(1,436)	(160)%
Interest and other income (expense), net	3	(1)	4	(400)%	(44)	(114)	70	(61)%
Income (loss) before income tax expense	73	(360)	433	(120)%	156	342	(186)	(54)%
Income tax (benefit) expense	(10)	11	(21)	(191)%	18	29	(11)	(38)%
Net income (loss)	$83	$(371)	$454	(122)%	$138	$313	$(175)	(56)%

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

Three-Month Period Ended September 30, 2017 Compared to Three-Month Period Ended September 30, 2016

Revenues and cost of revenues – Revenues were $4.7 million during the three months ended September 30, 2017 compared to $8.6 million during the same period in 2016. Costs of services revenue and asset sales were $0.8 million during the three months ended September 30, 2017 compared to $6.1 million during the same period in 2016.  The gross profit of these items was therefore $3.9 million during the three months ended September 30, 2017 compared to $2.5 million during the same period in 2016, an increase of approximately $1.4 million, or approximately 56%. The significant decrease in revenues and cost of revenues during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of the sale of the Company’s real estate inventory in 2016. In addition, cost of services revenue decreased during the three months ended September 30, 2017 as compared to the same period in 2016, and services revenue increased during the three months ended September 30, 2017 as compared to the same period in 2016, based on a higher volume of deals for the Equity Partners and NLEX divisions, which have lower direct costs as compared to deals for HGP. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.5 million during the three months ended September 30, 2017 compared to $2.8 million during the same period in 2016.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	% change
Compensation
HGP	$985	$928	6%
Equity Partners	570	318	79%
NLEX	667	543	23%
HGI	90	75	20%
Stock-based compensation	54	14	286%

Consulting	112	83	35%
Board of Directors fees	69	53	30%
Accounting, tax and legal professional fees	212	152	39%
Insurance	83	78	6%
Occupancy	226	201	12%
Travel and entertainment	226	170	33%
Advertising and promotion	153	124	23%
Other	92	44	109%
Total selling, general & administrative expense	$3,539	$2,783

The increase in total selling, general and administrative expenses was largely attributable to an increase in the annual performance bonus for the Equity Partners division based on improved financial performance, an increase in salaries and commissions for the NLEX division as compared to the prior year and an increase in the Company’s non-cash stock-based compensation expense, attributable to the Company-wide option grant in the fourth quarter of 2016.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during both the three months ended September 30, 2017 and the same period in 2016, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Nine-Month Period Ended September 30, 2017 Compared to Nine-Month Period Ended September 30, 2016

Revenues and cost of revenues – Revenues were $14.6 million during the nine months ended September 30, 2017 compared to $18.0 million during the same period in 2016. Costs of services revenue and asset sales were $3.8 million during the nine months ended September 30, 2017 compared to $9.2 million during the same period in 2016.  The gross profit of these items was therefore $10.7 million during the nine months ended September 30, 2017 compared to $8.7 million during the same period in 2016, an increase of approximately $2.0 million, or approximately 23%. The significant decrease in revenues and cost of revenues during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of the sale of the Company’s real estate inventory in 2016. In addition, cost of services revenue decreased during the nine months ended September 30, 2017 as compared to the same period in 2016, and services revenue increased during the nine months ended September 30, 2017 as compared to the same period in 2016, based on a higher volume of deals for the Equity Partners and NLEX divisions, which have lower direct costs as compared to deals for HGP. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $9.8 million during the nine months ended September 30, 2017 compared to $8.9 million during the same period in 2016.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	% change
Compensation
HGP	$2,875	$2,893	(1)%
Equity Partners	1,320	1,124	17%
NLEX	1,891	1,709	11%
HGI	270	225	20%
Stock-based compensation	186	71	162%

Consulting	397	232	71%
Board of Directors fees	186	190	(2)%
Accounting, tax and legal professional fees	453	519	(13)%
Insurance	248	215	15%
Occupancy	617	545	13%
Travel and entertainment	592	589	1%
Advertising and promotion	390	381	2%
Other	326	244	34%
Total selling, general & administrative expense	$9,751	$8,937

The increase in total selling, general and administrative expenses was largely attributable to an increase in headcount in the HGP division, an increase in the annual performance bonus for the Equity Partners division based on improved financial performance, an increase in consulting related to external finders fees for the Equity Partners division, an increase in salaries and commissions for the NLEX division as compared to the prior year and an increase in the Company’s non-cash stock-based compensation expense, attributable to the Company-wide option grant in the fourth quarter of 2016.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during both the nine months ended September 30, 2017 and the same period in 2016, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Non-GAAP Financial Measure - Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$83	$(371)	$138	$313
Add back:
Depreciation and amortization	78	76	233	240
Interest and other income (expense), net	(3)	1	44	114
Income tax (benefit) expense	(10)	11	18	29
EBITDA	148	(283)	433	696

Management add back:
Fair value adjustment of contingent consideration	246	(43)	536	(900)
Stock based compensation	54	14	186	71
Adjusted EBITDA	$448	$(312)	$1,155	$(133)

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

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: November 6, 2017	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)