Form 10-K
period 2017-12-31
Heritage Global Inc.
filed 2018-03-13
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.35 per share on June 30, 2017, as reported by the OTCQB, was approximately $6.6 million.

As of March 2, 2018, there were 28,480,148 shares of Common Stock, $0.01 par value, outstanding.

Forward-Looking Information

This Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

Item 1. Business.

Overview, History and Recent Developments

Heritage Global Inc. (“HGI”, and together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) was incorporated in Florida in 1983 under the name “MedCross, Inc.” Our name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. in 2013. The most recent name change more closely identifies HGI with its core auction business, Heritage Global Partners, Inc. (“HGP”).

In 2014, HGI acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX operates as one of our wholly owned divisions.

In July 2016, we completed the sale of our real estate inventory to International Investments and Infrastructure, LLC (“III”) for $4.1 million.  Concurrently, and in accordance with the purchase and sale agreement, the previously existing lease agreement between us and an affiliate of III was terminated.  Refer to Note 3 to the consolidated financial statements for further information.

In July 2016, we repaid $2.5 million of outstanding principal, plus accrued interest, on our loan with an unrelated party (the “Third Party Debt”) and terminated our loan agreement with the third party.  Refer to Note 9 to the consolidated financial statements for further information.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2017.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)

	100%
	Equity Partners HG LLC (Delaware) (4)

(1)	Registrant.
(2)	Full service global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.

(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off receivables.

Asset liquidation

We are a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services.  We specialize both in acting as an adviser, as well as acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, real estate, accounts receivable portfolios, intellectual property, and entire business enterprises.

Our asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In 2011, HG LLC acquired 100% of the business of Equity Partners HG LLC f/k/a EP USA, LLC (“Equity Partners”), thereby expanding our operations. Equity Partners is a boutique M&A advisory firm and provider of financial solutions for businesses and properties in transition.

In 2012, we increased our in-house asset liquidation expertise with our acquisition of 100% of the outstanding equity of HGP, a global full-service auction, appraisal and asset advisory firm, and launched Heritage Global Partners Europe (“HGP Europe”). Through our wholly-owned subsidiary Heritage Global Partners UK Limited, we opened three European-based offices, one each in the United Kingdom, Germany and Spain.

In 2014, we again expanded our asset liquidation operations with the acquisition of 100% of the outstanding equity of NLEX. NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with our strategy to expand and diversify the services provided by its asset liquidation business.

As a result of the events and acquisitions outlined above, management believes that our expanded global platform will allow us to achieve our long term industry leadership goals.

Employees

As of December 31, 2017, we had 48 employees: 27 are employed by HGP, 14 by NLEX, and seven by Equity Partners.

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by HGP, mergers and acquisitions advisory services provided by Equity Partners, and the accounts receivable brokerage services provided by NLEX. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

Our business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to our objective to be the leading resource for clients requiring capital asset solutions.

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

Legislation in the United States, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. The mandatory adoption of XBRL reporting in 2011 has also increased our costs paid to third party service providers. As regulatory and compliance guidelines continue to evolve, we expect to continue to incur costs, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports and information statements and other information we file electronically. Our website address is www. heritageglobalinc.com. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 1A. Risk Factors.

You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

We face significant competition in our asset liquidation business.

Our asset liquidation business depends on our ability to successfully obtain a continuous supply of auction or appraisal contracts, or distressed and surplus assets for profitable resale to third parties. In this regard, we compete with numerous other organizations, some of which are much larger and better-capitalized, with greater resources available for both asset acquisition and associated marketing to potential customers. Additionally, some competitors have a longer history of activity in the asset liquidation business and may have advantages with respect to accessing both deals and capital.

Our asset liquidation business is subject to inventory risk and credit risk.

Under our business model, when not acting solely as an auctioneer, we assume the general and physical inventory and credit risks associated with purchasing assets for subsequent resale. Although we do enter into transactions for which a subsequent purchaser has already been identified, in most cases we purchase assets and assume the risk that they may sell for less than our forecasted price. Further, we may miscalculate demand or resale value and subsequently sell the assets for less than their original purchase price. Either situation could have a material adverse effect upon our use of working capital and our results of operations.

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

Since the establishment of our asset liquidation business in 2009, we have experienced significant growth.  This has occurred through the acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014. This growth requires an increased investment in personnel, systems and facilities. In the absence of continued revenue growth, our operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing stockholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

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

During 2012, we expanded our operations to the United Kingdom (“UK”), Spain, and Germany. Our UK operations are conducted in pounds sterling (£) and our Spain and Germany operations are conducted in euros (€), rather than in U.S. dollars. To date we have been required to use funds generated by our U.S. operations to meet a portion of European obligations as they come due. We thereby incur exchange rate risk. We conduct some of our asset liquidation transactions in currencies other than the U.S. dollar, which exposes us to foreign exchange risk.  Although this risk has not had a material impact on our business and operations to date, failure to anticipate and adequately manage this risk could have a material adverse effect on our financial condition and our results of operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”).

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our 2012 expansion into Europe has increased the risk of non-compliance with the FCPA. Failure to comply with the FCPA could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon key personnel.

Our operations are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly our Chief Executive Officer, Chief Operating Officer/President, President of NLEX, and Senior Managing Director of Equity Partners. The loss of any of these officers could damage key relationships and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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

Our Articles of Incorporation, as amended, provide for staggered terms for the members of our Board of Directors (the “Board”). The Board is divided into three staggered classes, and each director serves a term of three years. This means that only one class of directors can be replaced at a single annual stockholders’ meeting. These provisions may tend to preserve our current management and the Board in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of the Board.

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

Changes in tax laws or their interpretations, or becoming subject to additional foreign, U.S. federal, state or local taxes, could negatively affect our business, financial condition and results of operations.

We are subject to extensive tax liabilities, including U.S. federal and state taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carry forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which includes significant changes to the taxation of business entities. These changes include, among others, a reduction in the corporate income tax rate. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

We may not be able to utilize income tax loss carry forwards.

Restrictions in our ability to utilize income tax loss carry forwards have occurred in the past due to the application of certain changes in ownership tax rules in the United States. There is no certainty that the application of these rules may not recur. In addition, further restrictions of, reductions in, or expiration of net operating loss and net capital loss carry forwards may occur through future merger, acquisition and/or disposition transactions or through failure to continue a significant level of business activities. Any such additional limitations could require us to pay income taxes in the future and record an income tax expense to the extent of such liability. We could be liable for income taxes on an overall basis while having unutilized tax loss carry forwards since these losses may be applicable to one jurisdiction and/or particular line of business while earnings may be applicable to a different jurisdiction and/or line of business. Additionally, income tax loss carry forwards may expire before we have the ability to utilize such losses in a particular jurisdiction and there is no certainty that current income tax rates will remain in effect at the time when we have the opportunity to utilize reported tax loss carry forwards. Thus, any net operating loss arising in a taxable year ending before January 1, 2018 may only be carried forward for 20 taxable years following the taxable year of such loss. Any net operating loss arising in a taxable year ending on or after January 1, 2018 can be carried forward indefinitely. In addition, any net operating loss deduction with respect to a net operating loss arising in a taxable year beginning after December 31, 2017 is limited to 80% of our taxable income in the year in which deduction is taken.

We have not declared any dividends on our common stock to date and have no expectation of doing so in the foreseeable future.

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2017, we do not have any preferred stock outstanding that has any preferential dividends.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are San Diego, CA and Burlingame, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. We also maintain offices in Los Angeles, CA; Scottsdale, AZ; Farmington Hills, MI and Easton, MD. The Edwardsville office is leased from a related party, as discussed in Note 13 to the consolidated financial statements.

Item 3. Legal Proceedings.

We are involved in various legal matters arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock, $0.01 par value per share, are quoted under the symbol “HGBL” in the OTC market (“OTCQB”), and under the symbol “HGP” on the Canadian Securities Exchange (“CSE”).

The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2016 through December 31, 2017, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions, and are quoted in U.S. dollars:

Quarter Ended	High	Low
March 31, 2016	$0.45	$0.11
June 30, 2016	0.26	0.14
September 30, 2016	0.61	0.19
December 31, 2016	0.50	0.18

March 31, 2017	$0.77	$0.33
June 30, 2017	0.49	0.28
September 30, 2017	0.52	0.26
December 31, 2017	0.57	0.30

On March 2, 2018, the closing price for a share of our common stock as quoted on the OTCQB was $0.43.

The following table sets forth the high and low prices for our common stock, as quoted on the CSE, for the calendar quarters from January 1, 2016 through December 31, 2017, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions, and are quoted in Canadian dollars:

Quarter Ended	High	Low
March 31, 2016	$0.44	$0.17
June 30, 2016	0.25	0.13
September 30, 2016	0.60	0.22
December 31, 2016	0.65	0.25

March 31, 2017	$0.84	$0.51
June 30, 2017	0.58	0.36
September 30, 2017	0.50	0.32
December 31, 2017	0.55	0.41

On March 2, 2018, the closing price for a share of our common stock as quoted on the CSE was Canadian $0.51.

Holders

As of March 2, 2018, we had approximately 394 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2017, we do not have any preferred stock outstanding which has any preferential dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On March 28, 2017, one of our directors exercised a previously granted option to purchase 10,000 shares of our common stock at an exercise price of $0.08 per share.  No commissions were paid on this purchase.  This purchase was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Business Overview, Recent Developments and Outlook

Please see Item 1, above, of this Report for an overview of our business and recent developments. Please see Item 1A, above, for a discussion of the risk factors that may impact our current and future operations, and financial condition.

Liquidity and Capital Resources

Liquidity

At December 31, 2017, we had a working capital deficit of $5.6 million, as compared to a working capital deficit of $4.1 million at December 31, 2016, an increase in the deficit of $1.5 million.

Our current assets decreased to $3.0 million compared to $4.4 million at December 31, 2016. Within current assets, the most significant change was a decrease of $0.9 million in accounts receivable, primarily the result of payments owed to us for activities related to our asset liquidation transactions in the fourth quarter.

Our current liabilities remained relatively constant at $8.7 million as compared to $8.6 at December 31, 2016.  The most significant change was the $1.7 million decrease in the accounts payable and accrued liabilities, primarily the result of timing of certain auction settlement liabilities, offset by an increase in the current portion of contingent consideration due to timing of the final contingent consideration payment owed to the former owner (and current president) of NLEX in 2018.

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2018 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our current Related Party debt consists of the Street Capital Loan (as defined below). During the third quarter of 2016, we repaid the outstanding balance of the Third Party Debt and terminated an agreement with the unrelated party.  The Street Capital Loan is with our former majority stockholder, Street Capital, and the amount of principal outstanding has varied over time.  In the third quarter of 2016, we amended the Street Capital Loan to structure payment terms of the outstanding balance, beginning in the third quarter of 2016, and ending in the third quarter of 2018.  At December 31, 2017 the Street Capital Loan had a current outstanding balance of $0.4 million as compared to $1.0 million at December 31, 2016.

Our Third Party debt consists of a Promissory Note dated January 30, 2018 (the “Note”) issued in the amount of $1,260,000. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021.

During 2017, our primary sources of cash were the operations of our asset liquidation business.  Cash disbursements during 2017 consisted of debt repayment of $0.6 million (all of which was paid to Street Capital), payment of the contingent consideration owed to the former owner (and current president) of NLEX in the amount of $0.9 million, and payment of operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2017 and December 31, 2016, we had stockholders’ equity of $3.5 million.

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments.  We expect to be able to finance our future operations through a combination of our asset liquidation business and securing additional debt financing. Our contractual requirements are limited to the outstanding debt, contingent consideration liability, and lease commitments with related and unrelated parties.  Capital requirements are generally limited to our purchases of surplus and distressed assets.  We believe that our current capital resources, including available borrowing capacity from our existing line of credit, are sufficient for these requirements.  In the event additional capital is needed, we believe we can obtain additional debt financing through either related party loans or through a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2017 were $2.1 million compared to $2.5 million at December 31, 2016.

Cash provided by or used in operating activities. Cash provided by operating activities was $1.2 million during 2017 as compared to $3.9 million cash provided by operating activities during 2016. The approximate $2.7 million decrease was primarily attributable to a net unfavorable change of $4.6 million in the operating assets and liabilities in 2017 compared to 2016, the result of completing the sale of our real estate inventory in the third quarter of 2016 and additional net unfavorable changes in other operating assets and liabilities of $0.8 million. The change in operating assets and liabilities was offset by a favorable change in the net (loss) income adjusted for noncash items, which was $1.8 million better during 2017 compared to 2016, mainly attributable to the legal settlement and the fair value adjustment of the contingent consideration in 2017.

The significant changes in operating assets and liabilities during 2017 as compared to 2016 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities. Cash used in investing activities during 2017 was $44,000, as compared to $79,000 cash provided during 2016. In both 2016 and 2017, the cash used was for the purchase of property and equipment.

Cash used in financing activities. Cash used in financing activities was $1.6 million during 2017, as compared to $4.1 million during 2016. The 2017 activity consisted of a draw and full repayment within our related party line of credit, $0.6 million of repayments to Street Capital, and $0.9 million of contingent consideration paid to the former owner (and current president) of NLEX. The 2016 activity consisted of repayments to Street Capital ($0.8 million) and an unrelated third party ($2.5 million), and $0.8 million of contingent consideration paid to the former owner (and current president) of NLEX.  We also received proceeds of $1.1 million from related party loans during 2016, and repaid the amount in full as of December 31, 2016.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations for 2017 and 2016 (in thousands).

	Year ended December 31,
	2017	2016
Revenues:
Services revenue	$17,937	$15,371
Asset sales	2,192	8,462
Total revenue	20,129	23,833
Operating costs and expenses:
Cost of services revenue	3,007	4,187
Cost of asset sales	1,706	7,131
Selling, general and administrative	13,597	12,009
Settlement accrual (Note 9)	1,142	-
Depreciation and amortization	313	316
Total operating costs and expenses	19,765	23,643
Operating income	364	190
Fair value adjustment of contingent consideration	(938)	(92)
Interest and other expense, net	(95)	(63)
(Loss) income before income tax expense	(669)	35
Income tax (benefit) expense	(420)	21
Net (loss) income	$(249)	$14

Our asset liquidation revenue has several components:  (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees earned for appraisal and management advisory services. We also earn income from our asset liquidation business through our earnings from equity method investments.

2017 Compared to 2016

Revenues and cost of revenues - Revenues were $20.1 million in 2017 compared to $23.8 million in 2016 and costs of services revenue and asset sales were $4.7 million in 2017 compared to $11.3 million in 2016. The gross profits were therefore $15.4 million in 2017 compared to $12.5 million in 2016, an increase of approximately $2.9 million or approximately 23%. The significant decrease in revenue in 2017 was primarily the result of our sale of the real estate inventory in 2016.  In addition, cost of services revenue decreased during 2017 as compared to 2016, and services revenue increased during 2017 as compared to 2016, based on a higher volume of deals for the Equity Partners and NLEX divisions, which have lower direct costs as compared to deals for HGP. Because we conduct our asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations must be considered as a whole rather than on a line-by-line basis. The gross profit is a function of the volume, size and timing of asset liquidation transactions conducted during the year.

Selling, general and administrative expense – Selling, general and administrative expense was $13.6 million in 2017 as compared to $12.0 million in 2016, an increase of $1.6 million or 13%. Expenses increased overall primarily due to the following: an increase in the annual performance bonus for the Equity Partners division based on improved financial performance; an increase in external finders fees for the Equity Partners division; an increase in salaries and commissions for the NLEX division as compared to the prior year; and an increase in our non-cash stock-based compensation expense, attributable to the Company-wide option grant in the fourth quarter of 2016.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year ended December 31,
	2017	2016	% change
Compensation:
HGP	$3,897	$3,936	-1%
Equity Partners	1,783	1,468	21%
NLEX	2,828	2,414	17%
HGI	360	300	20%
Stock-based compensation	246	99	148%

Consulting	518	304	70%
Board of Directors fees	252	255	-1%
Accounting, tax and legal professional fees	706	541	30%
Insurance	332	295	13%
Occupancy	826	747	11%
Travel and entertainment	791	716	11%
Advertising and promotion	550	440	25%
Other	508	494	3%
Total selling, general and administrative expense	$13,597	$12,009

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million in 2017 and 2016, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2017 and 2016.

Non-GAAP Financial Measure – Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We prepared our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We use the non-GAAP financial measure “Adjusted EBITDA” in assessing our results. Adjusted EBITDA reflects the standard definition of EBITDA (net income (loss) plus depreciation and amortization, interest and other expense, and provision for income taxes), adjusted further to reflect the effects of settlement accrual charges, plus or minus fair value adjustments of contingent consideration and plus stock-based compensation.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting us than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate our underlying operating performance on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net (loss) income to Adjusted EBITDA for the periods presented (in thousands).

	Year ended December 31,
	2017	2016
Net (loss) income	$(249)	$14
Add back:
Depreciation and amortization	313	316
Interest and other expense, net	95	63
Income tax (benefit) expense	(420)	21
EBITDA	(261)	414

Management add back:
Stock based compensation	246	99
Settlement accrual (Note 9)	1,142	-
Fair value adjustment of contingent consideration	938	92
Adjusted EBITDA	$2,065	$605

Recently adopted accounting pronouncements

In 2016, the FASB issued Accounting Standards update (“ASU”) 2016-07, Investments – Equity Method and Joint Ventures (“ASU 2016-07”), which simplifies the transition to the equity method of accounting by, among other things, eliminating retroactive adjustments to the investments as a result of an increase in the level of ownership interest or degree of influence.  ASU 2016-07 became effective January 1, 2017 and did not have a material impact on our consolidated financial statements.

In 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which provides improvements to employee share-based payment accounting.  ASU 2016-09 simplifies the accounting and presentation of various elements of share-based compensation including, but not limited to, income taxes, excess tax benefits, statutory tax withholding requirements, payment of employee taxes, and award assumptions.  ASU 2016-09 became effective January 1, 2017 and did not have a material impact on our consolidated financial statements.

In 2015, the FASB issued Accounting Standards update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This amendment simplifies the presentation of deferred income taxes.  ASU 2015-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  ASU 2015-17 became effective January 1, 2017 and did not have a material impact on our consolidated financial statements.

Future accounting pronouncements

In 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will:  1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. These new standards became effective for us on January 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date, as applicable. Based on our assessment of the impact that these new standards will have on our consolidated results of operations, financial position and disclosures completed to date, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our service revenue and asset sales, or the timing of such revenues; however, certain changes are required for financial statement disclosure purposes.

In 2016, the FASB issued Accounting Standards update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We have not yet adopted ASU 2016-02 nor assessed its potential impact on the financial statements.

In 2016, the FASB issued Accounting Standards update 2016-15, Statement of Cash Flows (“ASU 2016-15”), which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interest in securitization transactions; and (8) separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We are still assessing the impact of ASU 2016-15 on our consolidated financial statements.

In 2017, the FASB issued Accounting Standards update 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under topic 805 of the Accounting Standards Codification.  The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  We are still assessing the impact of ASU 2017-01 on our consolidated financial statements.

In 2017, the FASB issued Accounting Standards update 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  We are still assessing the impact of ASU 2017-04 on our consolidated financial statements.

Critical Accounting Policies

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Revenue recognition

Services revenue generally consists of commissions and fees from providing auction services, appraisals, brokering of sales transactions and providing merger and acquisition advisory services. Revenue is recognized when persuasive evidence of an arrangement exists, the selling price is fixed and determinable, goods or services have been provided, and collectability is reasonably assured.  For asset sales revenue is recognized in the period in which the asset is sold, the buyer has assumed the risks and awards of ownership, we have no continuing substantive obligations and collectability is reasonably assured.

We evaluate revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis.  We have determined that we act as an agent for our fee based asset liquidation transactions and therefore we report the revenue from transactions in which we act as an agent on a net basis.

We also earn income through asset liquidation transactions that involve us acting jointly with one or more additional purchasers, pursuant to Joint Ventures. For these transactions, we do not record the revenue or expenses associated with these Joint Ventures. Instead, our proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies we do.

Cost of services revenue and asset sales

Cost of services revenue generally includes the direct costs associated with generating commissions and fees from our auction and appraisal services, merger and acquisition advisory services, and brokering of charged-off receivable portfolios.  We generally recognize these expenses in the period in which the revenue they relate to is recorded.  Cost of asset sales generally includes the cost of purchased inventory and the related direct costs of selling inventory.  We recognize these expenses in the period in which title to the inventory passes to the buyer and the buyer assumes the risk and reward of the inventory.

Accounts receivable

Our accounts receivable primarily relate to the operations of our asset liquidation business. They generally consist of three major categories:  fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 8 to the consolidated financial statements for more detail regarding our accounts receivable.

Inventory

Our inventory consists of assets acquired for resale. Machinery and equipment inventory is classified as current, and historically is sold within a one-year operating cycle. Real estate inventory is generally classified as non-current due to uncertainties relating to the timing of resale. All inventory is recorded at the lower of cost or net realizable value. There is a risk that assets acquired for resale may be subsequently sold for less than their cost, or may remain unsold.  Historically, the assets’ selling prices have generally been in excess of their cost. See Note 3 to the consolidated financial statements for further detail.

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. These are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and records a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in the consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 4 to the consolidated financial statements for further detail.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, we monitor events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  We assess whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of our identifiable intangible assets at December 31, 2017 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 7 to the consolidated financial statements. No impairment charges were necessary during 2017.

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized, but is tested at least annually for impairment. We perform our annual impairment test on October 1.  Testing goodwill is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that our recorded goodwill exceeds its implied fair value as determined by this two-step process. Accounting Standards Update 2011-08, Testing Goodwill for Impairment, provides the option to perform a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

In testing goodwill, we initially use a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, we then apply a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of our goodwill relates to our acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 7 to the consolidated financial statements. No impairment charges were necessary during 2017.

Future impairment of our intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond our control. The most significant items that could impact our business and result in an impairment charge are outlined above in Item 1A. Risk Factors.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the value of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards.  We continued to carry a full valuation allowance in 2017.  For further discussion of our income taxes, see Note 12 to the consolidated financial statements.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax (Toll Charge) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, which will include determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities.

Contingent consideration

At December 31, 2017 our contingent consideration consists of the estimated fair value of an earn-out provision that was part of the consideration for the acquisition of NLEX in 2014. The amount assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value is assessed quarterly, and any adjustments, together with the accretion of the fair value discount, are reported as fair value adjustments on our consolidated statement of operations. See Notes 2 and 10 to the consolidated financial statements for more discussion of the contingent consideration.

Liabilities and contingencies

We are involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case by case basis, we evaluate the likelihood of possible outcomes for these contingent matters. Based on this evaluation, we determine whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, we accrue the estimated loss in the current period.  Refer to Note 14 to the consolidated financial statements for further detail.

Stock-based compensation

Our stock-based compensation is primarily in the form of options to purchase common shares. The fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of our stock options is based on a variety of factors including, but not limited to, the price of our common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of our stock-based compensation plans do not require that we settle any options by transferring cash or other assets, and therefore we classify the option awards as equity. See Note 15 to the consolidated financial statements for further discussion of our stock-based compensation.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2017 and December 31, 2016, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made by us only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Charter documents, the Board is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board consists of seven members: three Class I directors (Messrs. Dove, Perlis and Shimer), two Class II directors (Messrs. Hexner and Silber) and two Class III directors (Messrs. Ryan and DeMoss). The following table sets forth the names, ages and positions with us of our current directors and executive officers. With the exception of Ross Dove and Kirk Dove, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	69	Chairman of the Board
Michael Hexner	64	Director (2), (3)
Samuel L. Shimer	54	Director (2), (3), (4)
J. Brendan Ryan	75	Director (2), (4)
Morris Perlis Emmett DeMoss	69 81	Director (2), (4) Director (2), (3)
Ross Dove	65	Director, Chief Executive Officer
Kirk Dove	62	Chief Operating Officer and President
Scott A. West	48	Chief Financial Officer
James Sklar	52	Executive Vice President, General Counsel, and Corporate Secretary
Kenneth Mann	50	Senior Managing Director, Equity Partners HG LLC
David Ludwig	60	President, National Loan Exchange

(1)	As of December 31, 2017
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of our executive officers and directors:

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

Michael Hexner, Director.  Mr. Hexner was appointed by the Board as a Class II director in August 2016 to fill a Board vacancy. Mr. Hexner has expertise and extensive experience in executive leadership with growing businesses.  Mr. Hexner co-founded Wheel Works in 1976, and grew the business, as its Chief Executive Officer, to become the largest independent tire chain in the United States.  Mr. Hexner was the co-founder of Pacific Leadership Group in 2001, and has served as the Chairman and Chief Executive Officer of both SmartPillars and DealerFusion.  Mr. Hexner currently serves as an operating partner of Fundamental Capital, a private equity firm, and as the Chairman of Zoomvy.com.  Mr. Hexner received a Bachelor of Arts in political philosophy from Williams College, a master’s degree in negotiation and dispute resolution from Creighton University, and has completed an executive management program at the Haas School of Business of the University of California.

Samuel L. Shimer, Director.  Mr. Shimer was appointed by the Board as a Class I director in April 2001. Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of our company and Street Capital, where he was initially employed as a Senior Vice President, Mergers & Acquisitions and Business Development in July 1997. He was appointed Managing Director in February 2000 and he terminated his employment with the Company in February 2004 to join J. H. Whitney & Co., a private equity fund management company, where he remained a Partner until December 2009. Mr. Shimer is currently Managing Director of SLC Capital Partners, LLC, a private equity fund management company that he co-founded in 2010. From 1991 to 1997, Mr. Shimer worked at two merchant banking funds affiliated with Lazard Frères & Co., Center Partners and Corporate Partners, ultimately serving as a Principal. Mr. Shimer earned a Bachelor of Science in economics from The Wharton School of the University of Pennsylvania, and a Master of Business Administration degree from Harvard Business School.

J. Brendan Ryan, Director.  Mr. Ryan was appointed by the Board as a Class III director in August 2011 to fill a Board vacancy. Mr. Ryan has had a distinguished career in the advertising industry, most recently serving as the global CEO of Foote Cone & Belding Worldwide (now FCB), and as the Chairman and Chairman Emeritus from June 2005 to December 2010. He has served on the boards of several public companies and currently serves as a board member of several non-profit corporations. Mr. Ryan has extensive experience at the Board level with respect to the workings of public companies as well as an extensive network of contacts that could be of benefit to us. Mr. Ryan received his Bachelor of Arts in history from Fordham College and his Master of Business Administration in marketing from the Wharton Graduate School of the University of Pennsylvania.

Morris Perlis, Director.  Mr. Perlis was appointed by the Board as a Class I director in May 2015.  Mr. Perlis previously served as President of Street Capital from 1992 until 2001, a period of tremendous success that included guiding our health care strategy, resulting in superior growth of three investee companies.  In addition to his past experience at Street Capital, Mr. Perlis bring a wealth of expertise gained in senior strategic and management roles with other leading organizations.  He spent 13 years with American Express Inc., including five years as President of American Express Canada.  During that time he obtained approval for, and directed the launch of, the AMEX Bank of Canada, for which he served as CEO.  Among his other responsibilities with American Express, Mr. Perlis served as Executive Vice President, and was a key member of numerous senior level U.S. executive committees.  Mr. Perlis also spent four years as President and CEO of Mad Catz Interactive, during which time he completely re-engineered the company, leading it to become the largest third party manufacturer in its industry.  Mr. Perlis is currently the President and CEO of Morris Perlis and Associates, and is active on a number of public, private and not for profit boards.

Emmett DeMoss, Director.  Mr. DeMoss was appointed by the Board as a Class III director in August 2017.  He worked in the business sector as a Corporate Finance Officer for Dean Witter and for Hambrecht & Quist, where he managed the initial public offerings (“IPO”) of several companies. He later served as Chief Operating Officer of Grubb & Ellis (“G&E”), a commercial real estate brokerage and advisory firm, where he helped grow the business to $350 million in annual revenues and led the reverse IPO of our company. Mr. DeMoss has extensive executive leadership experience with growing businesses and was the founder, director and senior officer of Rackwise and Real Bid, the first on-line Company to offer indicative bidding for commercial real estate, which eventually merged with CoStar (Nasdaq: CSGP). He also held positions as a director and senior officer of Docutel. Mr. DeMoss received his Bachelor of Science in Mechanical Engineering from Princeton University and a Master of Business Administration in Finance from Stanford University.

Ross Dove, Chief Executive Officer and Director.  Mr. Dove was appointed by the Board as a Class I director in May 2015. Mr. Ross Dove was appointed our Chief Executive Officer in May 2015 and has served as Co-Managing Partner of Heritage Global Partners, Inc. since its founding in October 2009.  Together with his brother, Kirk Dove, Mr. Ross Dove joined our company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. During his career, Mr. Dove has been actively involved with advances in the auction industry such as theatre-style auctions, which was a first step in migrating auction events onto the Internet. Mr. Dove has been a member of the National Auctioneers Associations since 1985, and a founding member of the Industrial Auctioneers Association. He served as a director of Critical Path from January 2002 to January 2005 and has served on the boards of several venture funded companies.

Kirk Dove, Chief Operating Officer and President.  Mr. Kirk Dove was appointed our Chief Operating Officer and President in May 2015 and has served as Co-Managing Partner of Heritage Global Partners, Inc. since its founding in October 2009.  Together with his brother, Ross Dove, Mr. Kirk Dove joined our company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, including, along with his brother, the position of global president of DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. In addition to his experience with the auction business, Mr. Dove was employed at Merrill Lynch for several years as a Senior Account Executive. Mr. Dove received a Bachelor of Science in business from Northern Illinois University. He is a Senior ASA Member of the American Society of Appraisers, and has been a member of the National Auctioneers Associations since 1985.

Scott A. West, Chief Financial Officer.  Mr. West became the Chief Financial Officer of HGP in March 2014 and was appointed the Chief Financial Officer of HGI in May 2015.  Mr. West has over 25 years of multi-national executive financial accounting and business management experience serving various public and private equity funded companies, including a Fortune 500 company. He has expertise managing financial, technical, M&A and international accounting teams and has deep knowledge of SEC financial reporting, SOX compliance and international accounting matters.  Mr. West is responsible for all of the Company’s financial and treasury functions including financial reporting, bank relationships, conducting internal and industry analysis to support the Company’s goals for growth, investor relations, and M&A activity.  Mr. West received a Bachelor of Science in accounting from Arizona State University.

James Sklar, Executive Vice President, General Counsel, and Corporate Secretary.  Mr. Sklar became the Executive Vice President and General Counsel of HGP in June 2013 and was appointed the Executive Vice President, General Counsel and Corporate Secretary of HGI in May 2015.  Mr. Sklar has over two decades of relevant legal expertise serving leading worldwide asset advisory and auction services firms.  Throughout his career, he has played a key role in establishing relationships with global alliance partners and implementing international contracts as well as expanding the adoption of the auction sale process in North America, Europe, Asia and Latin America.  Mr. Sklar is responsible for all of the Company’s legal matters including negotiating global transactional business alliance documents, managing relationships and contracts with worldwide clients and business partners, and providing legal representation for all of the Heritage Global companies.  Mr. Sklar received a Bachelor of Science in economics from the Wharton School of the University of Pennsylvania and a Juris Doctorate from Wayne State University Law School.

Kenneth Mann, Senior Managing Director, Equity Partners HG LLC.  Mr. Mann has been employed by us since March 2011, when he joined our company in connection with our acquisition of Equity Partners. Prior to the acquisition, Mr. Mann was a Partner at Equity Partners since 1995, and a Managing Partner since September 2002. During his career, Mr. Mann has had extensive experience handling investment banking services for distressed businesses operating in a wide variety of industries. Mr. Mann received a Bachelor of Science in business administration from Salisbury University. He began sponsoring events with the American Bankruptcy Institute in 1995, became a member in March 2003, and has served on its Asset Sales Committee since 2003.

David Ludwig, President, National Loan Exchange Inc. (“NLEX”).  Mr. Ludwig joined our company when HGI acquired NLEX in June 2014. Mr. Ludwig has worked in the financial industry for over twenty-five years, and he developed NLEX from its start as a post-Resolution Trust Corporation (RTC) sales outlet to the nation’s leading broker of charged-off credit card and consumer debt accounts. He is considered a leading pioneer in the debt sales industry, and has been a featured speaker at many industry conferences, as well as quoted in numerous publications including the New York Times, LA Times, Collections and Credit Risk, and Collector Magazine. Mr. Ludwig also serves as consultant and expert witness within the industry.  Mr. Ludwig received a Bachelor of Science in economics from the University of Illinois.

Each of our officers has been appointed by the Board and holds his office at the discretion of the Board.

No director or officer of our company has, during the last ten years: (i) been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, including, without limitation, any criminal proceeding (excluding traffic violations or similar misdemeanors), (ii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or (iii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities or commodities laws and regulations, or finding any violations with respect to such laws and regulations.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2017.

Code of Ethics

HGI has adopted a code of ethics that applies to our employees, including its principal executive, financial and accounting officers or persons performing similar functions. The HGI Code of Conduct (the “Code”) can be found on our website at http://www.heritageglobalinc.com (follow Corporate Governance link to Governance Documents tab). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to our principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Corporate Governance

Board Leadership and Risk Oversight

We are a small organization, with a market capitalization at December 31, 2017 of approximately $10.5 million. From 2001 until the first quarter of 2014, Street Capital was our majority stockholder. In the first quarter of 2014 Street Capital declared a dividend in kind, consisting of its 73.3% interest in our company, which was paid to Street Capital stockholders in April 2014. Our association with Street Capital continued into 2015, and Street Capital remained a related party, due to a management services agreement (the “Services Agreement”) between us and Street Capital. The Services Agreement is described in more detail in Item 13 of this Report and in Note 13 to the consolidated financial statements.  The Services Agreement was terminated effective August 31, 2015, as described more fully in the Current Report on Form 8-K filed with the SEC on September 1, 2015.  After the termination of the Services Agreement, Street Capital remained a related party as a result of the Street Capital Loan and our Chairman of the Board, Mr. Allan Silber, also holding a similar position for Street Capital.

Our operations, even following the acquisitions of HGP in 2012 and NLEX in 2014, remain relatively modest, with only 48 employees, as detailed in Item 1 of this report. Given the current size and scale of our operations, we believe that the Board does not require a lead independent director in order to effectively oversee our strategic priorities. The Board meets quarterly to review our operating results. It meets annually to review and approve our strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

Board Meetings and Committees

The Board held four meetings during the fiscal year ended December 31, 2017. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. HGI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and we do not specifically consider diversity with respect to the selection of our Board nominees. Given our limited operations, we believe that we would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Shimer, or individuals with expertise that will be of value as we expand our market presence, such as Mr. Hexner, Mr. DeMoss, Mr. Ryan and Mr. Perlis. There has been no material change in the procedures by which our stockholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Shimer (Chairman), Mr. DeMoss, and Mr. Hexner, all three of whom are independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2017. In 2000, the Board approved HGI’s Audit Committee Charter, which was subsequently revised and amended in 2001 and again in 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on our website www.heritageglobalinc.com.

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

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, we have only 48 salaried employees.

General Executive Compensation Philosophy

We compensate our executive management through a combination of base salaries, merit-based performance bonuses, and long-term equity compensation. We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

•

Our executive compensation program should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk earnings that are dependent upon the successful achievement of specified corporate, business unit and individual performance goals.

•	A portion of each executive’s total compensation should be comprised of long-term, at-risk compensation to focus management on the long-term interests of stockholders.
•

An appropriately balanced mix of at-risk incentive cash and equity-based compensation aligns the interests of our executives with that of our stockholders. The equity-based component promotes a continuing focus on building profitability and shareowner value.

•

Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, our successful operation and management depends.

•	Total compensation should encourage our executives to ensure that the risks involved in any business decision align that executive’s potential personal return with maximal return to stockholders.

A core principle of our executive compensation program is the belief that compensation paid to executive officers should be closely aligned with our near- and long-term success, while simultaneously giving us the flexibility to recruit and retain the most qualified key executives. Our compensation program is structured so that it is related to our stock performance and other factors, direct and indirect, all of which may influence long-term stockholder value and our success.

We utilize each element of executive compensation to ensure proper balance between our short- and long-term success as well as between our financial performance and stockholder return. In this regard, we believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer. We do not utilize the services of compensation consultants in determining or recommending executive or director compensation.

Our Named Executive Officers

This analysis focuses on the compensation paid to our “named executive officers,” a defined term generally encompassing:

•	all persons that served as our principal executive officer (“PEO”) at any time during the fiscal year; and
•	our two most highly compensated executive officers, other than the PEO, serving in such positions at the end of the fiscal year.

During 2017, our named executive officers were:

Ross Dove – Chief Executive Officer. Mr. Dove (and his brother, Kirk Dove) co-founded HGP, which we acquired in 2012.  Effective May 5, 2015, Mr. Dove became our Chief Executive Officer, as more fully described in our Form 8-K filed with the SEC on May 7, 2015.

Kenneth Mann – Senior Managing Director, Equity Partners. Mr. Mann has held this position prior to and since our acquisition of Equity Partners in 2011.

David Ludwig – President, National Loan Exchange. Mr. Ludwig has held this position prior to and since our acquisition of National Loan Exchange in 2014.

Elements of Compensation

Base Salaries

Unless specified otherwise in their employment agreements, the base salaries of our named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee uses a subjective analysis, considering achievement of our strategic goals, level of responsibility, individual performance, and internal equity and external pay practices. In addition, the Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions where available, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by our Board and Compensation Committee. The Compensation Committee does not use any specific benchmark in the determination of base salaries.

Base salaries are reviewed annually by our Compensation Committee and our Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience.

During 2017 and 2016 all of our named executive officers were paid employees.

Mr. Mann earns a base salary of $375,000 and is eligible for a performance bonus as described below.

Mr. Dove earns a base salary of $350,000 and is eligible for a performance bonus as described below.  Further, Mr. Dove will participate in a share of our net profits and net losses earned on certain industrial auction principal and guarantee transactions.  For further information on the profit share refer to Item 13 below and to Note 9 to the consolidated financial statements.

Mr. Ludwig earns a base salary of $400,000 and is subject to the earn-out consideration from the acquisitions of NLEX in 2014, as further described in Notes 2 and 10 to the consolidated financial statements.

Bonuses

Bonus awards are designed to focus management attention on key operational goals for the current fiscal year. Our executives may earn a bonus based upon achievement of their specific operational goals and achievement by us or our business unit of financial targets. Cash bonus awards are distributed based upon the Company and the individual meeting performance criteria objectives. The final determination for all bonus payments is made by our Compensation Committee based on a subjective analysis of the foregoing elements.

We set bonuses based on a subjective analysis of certain performance measures in order to maximize and align the interests of our officers with those of our stockholders. Although performance goals are generally standard for determining bonus awards, we have and will consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, performance goals may be directly tied to the overall performance of that particular area.

For 2017, Mr. Mann was eligible for a performance bonus calculated as follows:  The Equity Partners team is entitled to receive 50% of the net operating income achieved by Equity Partners (“HEP NOI”) above $175,000. We will retain the first $175,000 of HEP NOI and 50% of HEP NOI thereafter. In addition, we will make available annually a bonus in the amount of $25,000 to be allocated to a member or members of the Equity Partners team. The allocation among the Equity Partners team to be determined by Mr. Mann and our Chief Executive Officer, Mr. Ross Dove. In 2017 Mr. Mann earned a bonus of $218,895, and in 2016 he earned a bonus of $50,000.

For 2017, Mr. Dove was eligible to receive a performance bonus calculated as follows:  after we achieve consolidated net operating income of $1,733,000, and the Heritage Global Partners auction division achieves net operating income of $352,000, Mr. Dove may share in a bonus pool of $100,000 (to be shared also with other of our officers, collectively the “Management Group”), which will be allocated at management’s discretion.  After this, the Management Group receives 10% of the first $500,000 of net operating income above $1,733,000 (net operating income from $1,733,000 – $2,233,000), and then 20% of the net operating income in excess of $2,233,000.

As Mr. Dove’s and Mr. Mann’s bonuses are closely tied to our performance, they do not encourage inappropriate risk-taking on their part.

For 2017, Mr. Ludwig was not eligible to receive a performance bonus; however, he was subject to the earn-out consideration from the acquisitions of NLEX in 2014, as further described in Notes 2 and 10 to the consolidated financial statements.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation. In 2016, our named executives participated in a Company-wide stock option grant.  As part of the grant the named executives received options to purchase an aggregate 825,000 shares of our common stock at a strike price of $0.45 per share.  No options were granted to any of our named executive officers during 2017.

Other Benefits

The only additional benefits provided to the named executive officers during 2017 and 2016 were the payment of an automobile allowance of $14,029 to Mr. Ross Dove and the payment of club membership dues for Mr. Ludwig ($8,000 in 2017 and $10,000 in 2016).  There were no pension or change in control benefits in either 2017 or 2016.

Upon termination of employment by us without cause, Mr. Dove and Mr. Mann are each entitled to 12 months base salary and a pro rata share of the bonus payable in the fiscal year of termination. Any bonus payable is based on the termination date (provided that, as of the termination date, the performance criteria established with respect to the bonus for the fiscal year have been met), subject to certain conditions.

Upon termination of employment by us without cause, Mr. Ludwig is entitled to receipt of his base salary, payable in equal monthly installments, that would have been received, through the earlier of (a) the last day of his original employment period, or (b) the date on which we satisfy in full our obligation to pay Mr. Ludwig any earn-out obligations.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1.0 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by us.

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

Executive and Director Compensation – Tabular Disclosure

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2017 and 2016 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)[3]		All Other Compensation ($)		Total ($)

Ross Dove	2017	350,000	—	—	(3)	14,029	(1)	364,029
Chief Executive Officer	2016	350,000	—	101,433		14,029	(1)	465,462

Kenneth Mann	2017	375,000	218,895	—	(3)	—		593,895
Senior Managing Director, Equity Partners	2016	375,000	50,000	93,630		—		518,630

David Ludwig	2017	400,000	—	—	(3)	903,752	(2)	1,303,752
President, National Loan Exchange	2016	400,000	—	62,420		826,733	(2)	1,289,153

(1)	This amount represents an automobile allowance.
(2)

This amount includes the contingent consideration payment to David Ludwig in connection with the acquisition of NLEX in 2014, and membership dues.  Membership dues paid on behalf of Mr. Ludwig were $7,852 and $10,218 for 2017 and 2016, respectively.

(3)	See “Grants of Plan-Based Awards,” below, for details regarding the assumptions made in the valuation of these option awards.

Grants of Plan-Based Awards

In 2016, we granted stock option awards to our executive officers as part of an employee wide option award grant.  All option awards were granted with a strike price of $0.45 per share.  The table below details the option awards granted to our executive officers in 2016.  No grants were made to our named executive officers noted above during 2017.

Name		Title	Plan of Grant	Number of Securities Underlying Option Grant	Option Exercise Price ($/sh)	Option Expiration Date

Ross Dove	(1)	Chief Executive Officer, Director	2010 Non-Qualified Stock Option Plan	325,000	$0.45	December 9, 2026
Kenneth Mann	(1)	Senior Managing Director, Equity Partners	2016 Stock Option Plan	300,000	$0.45	December 9, 2026
David Ludwig	(1)	President, NLEX	2010 Non-Qualified Stock Option Plan	200,000	$0.45	December 9, 2026

(1)	The options vest 25% annually beginning on the first anniversary of the December 9, 2016 grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards at December 31, 2017.

Name	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price($/Sh)	Option Expiration Date
Kenneth Mann	200,000	(2)	—		$1.83	June 23, 2018
Kenneth Mann	150,000	(3)	—	(3)	$1.00	March 11, 2020
Kenneth Mann	75,000	(4)	225,000	(4)	$0.45	December 9, 2026
David Ludwig	50,000	(4)	150,000	(4)	$0.45	December 9, 2026
Ross Dove	312,500	(1)	—	(1)	$2.00	February 28, 2019
Ross Dove	81,250	(4)	243,750	(4)	$0.45	December 9, 2026

(1)	These options are fully vested.
(2)	These options were part of the consideration paid to acquire Equity Partners on June 23, 2011 and vested immediately.
(3)	The options vest 25% annually beginning on the first anniversary of the March 11, 2013 grant date.
(4)	The options vest 25% annually beginning on the first anniversary of the December 9, 2016 grant date.

In 2016, we adopted the Heritage Global Inc. 2016 Stock Option Plan.  Refer to Note 15 to the consolidated financial statements for further discussion of our stock-based compensation.  There were no other adjustments or changes in the terms of any of our equity awards in 2017 or 2016.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2017 by each person serving as a director.

Name		Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Allan C. Silber		101,000	3,822	104,822
Samuel L. Shimer		38,000	3,822	41,822
Morris Perlis		35,000	3,822	38,822
J. Brendan Ryan		26,250	3,822	30,072
Michael Hexner		30,750	3,822	34,572
Emmett DeMoss		14,250	—	14,250
Ross Dove	(2)	—	—	—

(1)

The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The number of shares underlying stock options granted during 2017 for each of the directors listed in the table was as follows:  Mr. Silber – 10,000; Mr. Perlis – 10,000; Mr. Ryan — 10,000; Mr. Shimer — 10,000; Mr. Hexner – 10,000.

(2)	Mr. Dove was not compensated as a director during 2017 due to the compensation he received for his employment as one of our officers.

Each director who is not an employee receives a $20,000 per year cash retainer, $1,000 per meeting attended in person or by telephone, and an annual grant of stock options to purchase 10,000 shares of common stock, which is awarded in March of each year. In addition, the Chairman of the Board receives a cash retainer of $75,000 per year, the Chairman of the Audit Committee receives a cash retainer of $10,000 per year, Audit Committee members who are not the chair receive a cash retainer of $5,000 per year, and other committee chairpersons receive an annual cash retainer of $2,000 per year. The directors are also eligible to receive options under our stock option plans at the discretion of the Board.

Stock Option Plans

At December 31, 2017, we had four stock-based employee compensation plans, which are described in Note 15 of the consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 2, 2018, except as otherwise footnoted, by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 2, 2018, there are 28,480,148 shares of common stock and 569 shares of Class N Preferred stock issued and outstanding. Each share of Class N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	4,672,395	(3)	15.4%
Ross Dove	2,527,850	(4)	8.3%
Kirk Dove	2,054,450	(4)	6.8%
Zachary Capital L.P.	1,613,454	(5)	5.3%
Morris Perlis	611,389	(6)	2.0%
Kenneth Mann	556,967	(7)	1.8%
David Ludwig	342,500	(8)	1.1%
Samuel L. Shimer	164,639	(9)	*%
J. Brendan Ryan	141,250	(10)	*%
Michael Hexner	6,250	(11)	*%
Emmett DeMoss	500	(12)	*%
All Executive Officers and Directors as a Group (12 people)	11,620,590		38.2%

*	Indicates less than one percent.
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

(3)	Includes 258,750 shares of common stock issuable pursuant to options.
(4)	Includes 393,750 shares of common stock issuable pursuant to options, and 1,155,000 shares of common stock held of record by a trust that is jointly controlled by the Messrs. Ross and Kirk Dove.
(5)

Unrelated third party with beneficial ownership greater than 5.0%, based solely upon a Schedule 13G filed on July 21, 2015 with the SEC.  Zachary Capital L.P.’s address is 12 Castle Street, Helier, Jersey, JE2 3RT.

(6)	Includes 258,750 shares of common stock issuable pursuant to options.
(7)	Includes 425,000 shares of common stock issuable pursuant to options. Mr. Mann’s address is c/o Equity Partners HG LLC, 16 N. Washington St, Easton, MD 21601.
(8)	Includes 50,000 shares of common stock issuable pursuant to options. Mr. Ludwig’s address is c/o National Loan Exchange Inc., 10 Sunset Hills Professional Center, Floor 1, Edwardsville, IL 62025.
(9)	Includes 51,250 shares of common stock issuable pursuant to options.
(10)	Includes 41,250 shares of common stock issuable pursuant to options.
(11)	Includes 6,250 shares of common stock issuable pursuant to options.
(12)	Represents shares of common stock.

We are not aware of any arrangements, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2017, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	985,000	$1.80	—
Heritage Global Inc. 2016 Stock Option Plan	2,370,450	$0.45	610,800

Equity compensation plans not approved by security holders:
2010 Non-Qualified Stock Option Plan	830,000	$0.46	420,000
Equity Partners Plan	230,000	$1.83	—
Options issued upon acquisition of HGP	625,000	$2.00	—
Total	5,040,450	$0.97	1,030,800

(1)	For a description of the material terms of these plans, see Note 15 to our consolidated financial statements included in Item 15 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

See Item 7 hereof for discussion of our changes in the ownership and control by Street Capital, its former majority owner and parent. See Item 11 hereof for descriptions of the terms of employment, consulting and other agreements between us and certain officers and directors.

Transactions with Street Capital

Allan Silber, the Chairman of our Board, is also the Chairman of Street Capital.

Loan Agreement

The Street Capital Loan was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced (the “Street Capital Loan”). The Street Capital Loan was secured by our assets.

In 2014, following Street Capital’s distribution of its ownership interest in our company to Street Capital stockholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of December 31, 2015, the interest rate on the loan was 5.50%. In the third quarter of 2016, following an amendment to the loan agreement, the Street Capital Loan began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  We also agreed to a payment schedule to begin in the third quarter of 2016, and Street Capital removed the security from our assets.  As of December 31, 2017, the interest rate on the loan was 5.50%.  See Note 13 to the consolidated financial statements for further discussion of transactions with Street Capital.

During 2017, the largest amount outstanding under the Street Capital Loan was $1.0 million, which occurred during the first quarter of 2017.  During 2017, we made payments on the loan of $0.6 million.  As of March 2, 2018, the outstanding balance of the loan was $0.4 million.

Transactions with Other Related Parties

Through April 2016, as part of the operations of HGP we leased office space in Foster City, CA that is owned by an entity jointly controlled by Ross Dove and Kirk Dove, our Chief Executive Officer and President and Chief Operating Officer, respectively (“Ross and Kirk”).  We terminated the lease agreement in the second quarter of 2016.  The total amount paid for the lease was $76,000 in 2016, and as a result, the total amount paid to each of Ross Dove and Kirk Dove, individually, was $38,000 in 2016.

As part of the operations of NLEX, we lease office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid for the lease in both 2017 and 2016 was $0.1 million, which was paid in its entirety directly to David Ludwig.

In the fourth quarter of 2016, we entered into a related party secured promissory note with an entity owned by certain executive officers of our company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, we received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  We are required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by us on or after January 1, 2017, and consummated on or prior to the maturity date. Principal transactions are those in which we purchase assets for resale. Guarantee transactions are those in which we guarantee our client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date we close a new credit facility with a financial institution. Ross Dove and Kirk Dove each have an equal 50% share in the payments made to the Entity. For additional information on the Line of Credit refer to the Form 8-K filed with the SEC on December 27, 2016.  On November 21, 2017, we utilized the Line of Credit by drawing $750,000, which was repaid in full on December 22, 2017 resulting in approximately $4,000 of interest expense. We also incurred approximately $34,000 in expense based on the profit share provision for principal and guarantee transactions, as noted above.

In connection with the acquisition of NLEX in 2014, we pay the former owner and current president of NLEX (“David Ludwig”) an earn-out provision, calculated as 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The future payments expected to be made to David Ludwig under the earn-out provision are included within the consolidated balance sheet as contingent consideration.  During 2017, we made our third earn-out payment to David Ludwig, in the amount of $0.9 million.

Director Independence

Our securities are quoted on the OTC market and the Canadian Securities Exchange. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board annually undertakes a review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his or her immediate family and HGI and its subsidiaries and affiliates. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. As a result of this review in 2017, the Board affirmatively determined that during 2017 Messrs. Hexner, Ryan, Shimer, Perlis and DeMoss were deemed “independent” as defined under the Nasdaq Marketplace Rules. The Board further determined that each of the foregoing directors met the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected Squar Milner LLP (“Squar Milner”) as our independent registered public accounting firm for the fiscal year ended December 31, 2017. Squar Milner has served as our independent registered public accounting firm since the fiscal year ended December 31, 2014.  All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

The following is a summary of the fees paid or expected to be paid to Squar Milner for professional services rendered for the fiscal years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Audit fees	$126	$128
Audit-related fees, tax fees, and all other fees	—	—
Total	$126	$128

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

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carry forwards and other general tax services. For 2017 and 2016, these services were provided by an independent accounting firm other than Squar Milner.

All Other Fees

We did not incur fees for any other services provided by our principal accountant during the years ended December 31, 2017 and 2016.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy to pre-approve services performed by the independent registered public accounting firm. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chairman or any of its other members pursuant to delegated authority) for approval.  All fees related to audit services during 2017 were pre-approved by the Audit Committee.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Income (loss) for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended. (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation. (8)

3.2(iv)	Articles of Amendment to the Amended and Restated Articles of Incorporation. (16)

10.1*	2003 Stock Option and Appreciation Rights Plan. (3)

10.2*	2010 Non-Qualified Stock Option Plan. (9)

10.3*	Form of Option Grant for Options Granted Under 2003 Stock Option and Appreciation Rights Plan. (16)

10.4	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Street Capital dated January 26, 2004, dated as of May 5, 2009. (7)

10.5*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (10)

10.6	Stock option grant notice to Ross Dove effective February 29, 2012. (16)

10.7	Stock option grant notice to Kirk Dove effective February 29, 2012. (16)

10.8	Mutual Separation and Transition Agreement with Adam Reich, effective as of June 30, 2013. (13)

10.9	Mutual Separation and Transition Agreement with Jonathan Reich, effective as of June 30, 2013. (13)

10.10*	Management Services Agreement between Heritage Global Inc. and Street Capital, effective as of May 1, 2014. (14)

10.11	Stock Purchase Agreement between Heritage Global Inc., National Loan Exchange, Inc., and David Ludwig, signed on June 2, 2014 and effective as of May 31, 2014. (15)

10.12	Promissory Note by and between Heritage Global Inc. and Harvey Frisch, effective as of June 19, 2014. (16)

10.13	Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of December 31, 2014. (16)

10.14	Second Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of January 15, 2016. (16)

Exhibit Number	Title of Exhibit
10.15	Employment Agreement between Kenneth Mann and Equity Partners CRB LLC effective as of March 10, 2011. (11)

10.16	Employment Agreement between Ross Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (16)

10.17	Employment Agreement between Kirk Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (16)

10.18	Employment Agreement between James Sklar and Heritage Global Partners, Inc. effective as of June 23, 2013. (16)

10.19	Employment Agreement between Scott A. West and Heritage Global Partners, Inc. effective as of March 6, 2014. (16)

10.20	Employment Agreement between David Ludwig and National Loan Exchange, Inc. effective as of May 31, 2014. (16)

10.21	Purchase and Sale Agreement between 737 Gerrard Road, LLC and International Auto Processing Inc., effective as of March 11, 2016. (16)

10.22	Assignment of Purchase and Sale Agreement by International Auto Processing, Inc. to International Investments and Infrastructure, LLC, effective as of June 16, 2016. (17)

10.23	Secured Promissory Note by and between Heritage Global Inc. and the Dove Holdings Corporations, effective as of December 23, 2016. (18)

10.24	Loan Agreement between Heritage Global Partners, Inc. and the Zel Dove Trust UAD 10/31/2006, effective as of January 12, 2016. (19)

10.25	Loan Agreement between Heritage Global Partners, Inc., the Dove Holdings Corporation, and Ross Dove, effective as of August 17, 2016. (19)

10.26*	Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan. (filed herewith)

10.27*	2016 Stock Option Plan. (filed herewith)

14	C2 Global Technologies Inc. Code of Conduct. (4)

21	List of subsidiaries. (filed herewith)

23.1	Consent of Squar Milner LLP. (filed herewith)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 13, 2018	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2018
Ross Dove

/s/ Michael Hexner	Director	March 13, 2018
Michael Hexner

/s/ Morris Perlis	Director	March 13, 2018
Morris Perlis

/s/ J. Brendan Ryan	Director	March 13, 2018
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 13, 2018
Samuel L. Shimer

/s/ Emmett DeMoss	Director	March 13, 2018
Emmett DeMoss

/s/ Allan C. Silber	Chairman of the Board of Directors	March 13, 2018
Allan C. Silber

INDEX OF FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 13, 2018

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,109	$2,530
Accounts receivable (net of allowance for doubtful accounts of $110 in 2017; $36 in 2016)	384	1,247
Inventory – equipment	170	263
Other current assets	357	393
Total current assets	3,020	4,433
Property and equipment, net	145	156
Intangible assets, net	3,877	4,122
Goodwill	6,158	6,158
Other assets	250	275
Total assets	$13,450	$15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,019	$6,746
Current portion of related party debt	382	664
Current portion of third party debt	356	-
Current portion of contingent consideration	2,774	961
Other current liabilities	133	199
Total current liabilities	8,664	8,570
Non-current portion of related party debt	-	348
Non-current portion of third party debt	786	-
Non-current portion of contingent consideration	-	1,772
Deferred tax liabilities	512	960
Total liabilities	9,962	11,650

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at December 31, 2017 and December 31, 2016	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,480,148 shares at December 31, 2017 and 28,470,148 shares at December 31, 2016	285	285
Additional paid-in capital	284,396	284,149
Accumulated deficit	(281,124)	(280,875)
Accumulated other comprehensive loss	(75)	(71)
Total stockholders’ equity	3,488	3,494
Total liabilities and stockholders’ equity	$13,450	$15,144

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of US dollars, except per share amounts)

	Year Ended December 31,
	2017	2016
Revenues:
Services revenue	$17,937	$15,371
Asset sales	2,192	8,462
Total revenues	20,129	23,833

Operating costs and expenses:
Cost of services revenue	3,007	4,187
Cost of asset sales	1,706	7,131
Selling, general and administrative	13,597	12,009
Depreciation and amortization	313	316
Settlement accrual (Note 9)	1,142	-
Total operating costs and expenses	19,765	23,643
Operating income	364	190
Fair value adjustment of contingent consideration	(938)	(92)
Interest and other expense, net	(95)	(63)
(Loss) income before income tax expense	(669)	35
Income tax (benefit) expense	(420)	21
Net (loss) income	$(249)	$14

Weighted average common shares outstanding – basic	28,468,545	28,400,886
Weighted average common shares outstanding – diluted	28,468,545	28,434,832
Net (loss) income per share – basic	$(0.01)	$0.00
Net (loss) income per share – diluted	$(0.01)	$0.00

Comprehensive loss:
Net (loss) income	$(249)	$14
Other comprehensive loss:
Foreign currency translation adjustment	(4)	(17)
Comprehensive loss	$(253)	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2015	569	$6	28,467,648	$285	$284,046	$(280,889)	$(54)	$3,394
Issuance of common stock from stock option awards	—	—	40,000	—	4			4
Forfeiture of unvested common stock from restricted stock awards	—	—	(37,500)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	99	—	—	99
Net income	—	—	—	—	—	14	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	(17)	(17)
Balance at December 31, 2016	569	6	28,470,148	285	284,149	(280,875)	(71)	3,494
Issuance of common stock from stock option awards	—	—	10,000	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	246	—	—	246
Net loss	—	—	—	—	—	(249)	—	(249)
Foreign currency translation adjustments	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2017	2016
Cash flows provided by operating activities:
Net (loss) income	$(249)	$14
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accrued interest added to principal of related party debt	33	65
Settlement accrual (Note 9)	1,142	—
Fair value adjustment of contingent consideration	938	92
Stock-based compensation expense	246	99
Depreciation and amortization	313	316
Changes in operating assets and liabilities:
Accounts receivable, net	863	(601)
Inventory - equipment	93	3,847
Other assets	12	7
Accounts payable and accrued liabilities	(1,761)	79
Deferred tax liabilities	(448)	—
Net cash provided by operating activities	1,182	3,918

Cash flows used in investing activities:
Cash distributions from equity method investments	—	20
Purchase of property and equipment	(44)	(99)
Net cash used in investing activities	(44)	(79)

Cash flows used in financing activities:
Proceeds from debt payable to related party	750	1,099
Repayment of debt payable to related party	(1,413)	(1,873)
Repayment of debt payable to third parties	—	(2,500)
Payment of contingent consideration	(897)	(816)
Proceeds from exercise of options to purchase common shares	1	4
Net cash used in financing activities	(1,559)	(4,086)
Net decrease in cash and cash equivalents	(421)	(247)
Cash and cash equivalents at beginning of year	2,530	2,777
Cash and cash equivalents at end of year	$2,109	$2,530

Supplemental cash flow information:
Cash paid for income taxes	$23	$30
Cash paid for interest	$3	$187
Non-cash Investing and Financing Activities:
Promissory note issued in connection with settlement accrual (Note 9)	$1,142	$-

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

Liquidity

The Company has incurred significant operating losses for the past several years and has partially relied on debt financing to fund its operations.  As of December 31, 2017, the Company had an accumulated deficit of $281.1 million and a working capital deficit of $5.6 million. During 2017, the Company generated approximately $1.2 million in positive cash flows from operating activities. Until the Company achieves consistent profitability, it will need to continue to partially rely on debt financing to fund its operations.  Management expects that a combination of cash flows from the Company’s asset liquidation operations and proceeds from existing debt financing will generate cash flow sufficient to fund the Company’s operations through the one year period subsequent to the financial statement issuance date, and beyond.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in the United States. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

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

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2017 and 2016, the carrying values of the Company’s cash, accounts receivable, deposits, other assets, accounts payable and accrued liabilities approximate fair value given the short term nature of these instruments.  The Company’s debt obligations approximate fair value as a result of the interest rate on the debt obligation approximating prevailing market rates.

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

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2017 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 7. No impairment charges were necessary during 2017.

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

In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 7. No impairment charges were necessary during 2017.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets.  The Company continues to carry the full valuation allowance as of December 31, 2017. For further discussion of our income taxes, see Note 12 to the consolidated financial statements.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax (Toll Charge) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

Contingent consideration

At December 31, 2017 the Company’s contingent consideration consists of the estimated fair value of remaining payments pursuant to an earn-out provision payable to the former owner and current president of NLEX (“David Ludwig”) that was part of the consideration for the acquisition of NLEX in 2014. The estimated fair value assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value is assessed quarterly, and any adjustments, together with the accretion of the present value discount, are reported as a fair value adjustment on the Company’s consolidated statement of operations.  As of December 31, 2017, and based on management’s best estimate, the earn-out maximum amount of $5.0 million will be reached in 2018 due to the performance of NLEX. As a result, the Company adjusted its contingent consideration liability to the fair value of the remaining earn-out payment to David Ludwig, or $2.8 million. See Note 10 to the consolidated financial statements for more discussion of the contingent consideration.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be reasonably estimated, the Company accounts for the estimated loss in the current period. See Note 14 for further discussion.

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

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of the Company’s stock options is based on a variety of factors including, but not limited to, the price of the Company’s common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The grant date fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity.  See Note 15 for further discussion of the Company’s stock-based compensation.

Advertising

The Company expenses advertising costs in the period in which they are incurred.  Advertising and promotion expense included in selling, general and administrative expense for the years ended December 31, 2017 and 2016, was $0.5 million and $0.4 million, respectively.

Recently adopted accounting pronouncements

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

In 2015, the FASB issued Accounting Standards update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This amendment simplifies the presentation of deferred income taxes.  ASU 2015-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  ASU 2015-17 became effective January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

Future accounting pronouncements

In 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will:  1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. These new standards became effective for us on January 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date, as applicable. Based on our assessment of the impact that these new standards will have on our consolidated results of operations, financial position and disclosures completed to date, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our service revenue and asset sales, or the timing of such revenues; however, certain changes are required for financial statement disclosure purposes.

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

Note 3 – Real Estate Inventory

In 2016, the Company entered into a purchase and sale agreement with International Auto Processing Inc. (“IAP”) to sell the Company’s real estate inventory for $4.1 million.  IAP subsequently assigned the purchase and sale agreement to an affiliate, International Investments and Infrastructure, LLC (“III”).

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

Note 4 – Equity Method Investments

The table below details the Company’s share of revenues and operating income earned from the Joint Ventures in which it was invested during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Revenues	$66	$198
Operating income	$47	$52

The table below details the summarized components of assets and liabilities, as at December 31, 2017 and 2016, attributable to HGI from the Joint Ventures in which it was invested at those dates (in thousands):

	2017	2016
Current assets	$—	$57
Current liabilities	$—	$106

The table below details the classification of the earnings of equity method investments within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Earnings of equity method investments included within operating income	$47	$52
(Losses) earnings of equity method investments included within other income	-	(3)
Total earnings of equity method investments	$47	$49

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

The table below shows the calculation of the shares used in computing diluted EPS:

	For the Year Ended December 31,
Weighted Average Shares Calculation:	2017	2016
Basic weighted average shares outstanding	28,468,545	28,400,886
Treasury stock effect of common stock options and restricted stock awards	-	33,946
Diluted weighted average common shares outstanding	28,468,545	28,434,832

There were 5.0 million potential common shares not included in the computation of diluted EPS because they would have been anti-dilutive for the year ended December 31, 2017 as the Company generated a net loss, and therefore basic EPS was the same as diluted EPS during 2017. There were 5.1 million potential common shares not included for the year ended December 31, 2016.

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2017	December 31, 2016
Furniture, fixtures and office equipment	$164	$144
Software and technology assets	291	254
	455	398
Accumulated depreciation	(310)	(242)
Property and equipment, net	$145	$156

Depreciation expense related to property and equipment was $68,000 and $56,000 for the years ended December 31, 2017 and 2016, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2017 and 2016 are shown below (in thousands except for lives):

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31 2016	Amortization	Carrying Value December 31, 2017
Customer Network (HGP)	12	6.2	$158	$(22)	$136
Trade Name (HGP)	14	8.2	953	(103)	850
Customer Relationships (NLEX)	7.6	4.1	550	(110)	440
Website (NLEX)	5	1.4	24	(10)	14
Total			1,685	(245)	1,440

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$4,122	$(245)	$3,877

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31 2015	Amortization	Carrying Value December 31 2016
Customer Network (HGP)	12	7.2	$178	$(20)	$158
Trade Name (HGP)	14	9.2	1,059	(106)	953
Customer Relationships (NLEX)	7.6	5.1	660	(110)	550
Non-Compete Agreement (NLEX)	2	0	15	(15)	—
Website (NLEX)	5	2.4	33	(9)	24
Total			1,945	(260)	1,685

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$4,382	$(260)	$4,122

Amortization expense during each of 2017 and 2016 was $0.2 million and $0.3 million, respectively.  No significant residual value is estimated for these intangible assets.

The Company performed its annual impairment test for the year ended December 31, 2017, in the fourth quarter, and determined that no impairment charges were necessary.

The estimated amortization expense during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2018	$245
2019	240
2020	236
2021	236
2022	127
Thereafter	356
Total	$1,440

Goodwill

As part of its acquisitions, the Company recognized goodwill of $0.6 million related to Equity Partners in 2011, $4.7 million related to HGP in 2012, and $3.5 million related to NLEX in 2014.

Goodwill consisted of the following at December 31, 2017 and 2016 (in thousands):

Acquisition	December 31, 2017	December 31, 2016
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

The Company performed its annual impairment test for the year ended December 31, 2017, in the fourth quarter, and determined that no impairment charges were necessary.

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

The Company’s allowance for doubtful accounts was $110,000 and $36,000 as of December 31, 2017 and 2016, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Due to auction clients	$2,478	$3,152
Sales and other taxes	342	935
Remuneration and benefits	957	637
Accounting, auditing and tax consulting	174	151
Customer deposits	102	—
Due to Joint Venture partners	247	1,371
Asset liquidation expenses	254	257
Interest expense	42	—
Other	423	243
Total accounts payable and accrued liabilities	$5,019	$6,746

Note 9 – Debt

Outstanding debt at December 31, 2017 and 2016 is summarized as follows (in thousands):

	2017	2016
Current:
Related party debt	$382	$664
Third party debt	356	—
Non-current:
Related party debt	—	348
Third party debt	786	—
Total debt	$1,524	$1,012

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

In 2014, following Street Capital’s distribution of its ownership interest in HGI to Street Capital stockholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of December 31, 2015, the interest rate on the loan was 5.50%. In the third quarter of 2016, following an amendment to the loan agreement, the Street Capital Loan began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  The Company also agreed to a monthly payment schedule to begin in the third quarter of 2016, and Street Capital removed the security from the Company’s assets.  As of December 31, 2017, the interest rate on the loan was 5.50%.  See Note 13 for further discussion of transactions with Street Capital.

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

In the fourth quarter of 2016, the Company entered into a related party secured promissory note with the Entity for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution. During 2017, the Company borrowed $750,000 on the Line of Credit and made one repayment of the full amount, including approximately $4,000 of interest. The total amount was outstanding for a one month period. The Company also incurred approximately $34,000 in expense based on the profit share provision for principal and guarantee transactions, as noted above.

On January 30, 2018, Heritage Global LLC (“HGLLC”), a wholly owned subsidiary of Heritage Global Inc. (“HGI”), the registrant, settled a long-standing litigation matter that was commenced against the predecessor in interest of HGLLC. The settlement, which also involved several other co-defendant parties, included a complete release of HGLLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation.  The portion of the settlement attributable to HGLLC’s predecessor in interest was paid on behalf of HGLLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HGLLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HGLLC under the Note. HGLLC is required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021. As of December 31, 2017, we accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HGLLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HGLLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HGLLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HGLLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HGLLC or HGI shall be or become insolvent, however defined, or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or shall institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or shall take any action to authorize such proceeding.

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

As of December 31, 2017 and 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of December 31, 2017 and 2016, the Company’s contingent consideration from the acquisition of NLEX in 2014 of $2.8 million and $2.7 million respectively, was the only financial asset or liability measured at fair value on a recurring basis, and was classified as Level 3 within the fair value hierarchy.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the fair value measurement hierarchy of the Company’s assets and liabilities on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,774	$2,774

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,733	$2,733

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

The following table summarizes the changes in the fair value of the contingent consideration liability during 2016 and 2017 (in thousands):

Balance at December 31, 2015	$3,457
Payment of contingent consideration	(816)
Fair value adjustment of contingent consideration	92
Balance at December 31, 2016	2,733
Payment of contingent consideration	(897)
Fair value adjustment of contingent consideration	938
Balance at December 31, 2017	$2,774

The fair value adjustment for the period ended December 31, 2017 includes the Company’s assumption that the earn-out maximum amount of $5.0 million will be reached in 2018 due to the performance of NLEX. As a result, the Company adjusted its contingent consideration liability to the fair value of the remaining earn-out payments to David Ludwig, or $2.8 million.

The Company had no assets measured at fair value on a non-recurring basis as of December 31, 2017.

Note 11 – Commitments and Contingencies

At December 31, 2017, HGI’s lease commitments related to its offices in California, Illinois, Maryland, and Arizona, an automobile lease, and a copier lease. The California office leases expire in January 2020 and April 2021; the Illinois office lease expires in June 2018, and the Arizona office lease expires in August 2019. The automobile lease expires in May 2020, and the copier lease expires in October 2018. The annual lease obligations are as shown below (in thousands):

2018	$504
2019	468
2020	345
2021	112
2022	-
Total	$1,429

In the normal course of its business, HGI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. At December 31, 2017 HGI does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 12 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero, as a result of historical losses.  At December 31, 2016 and 2017, the Company continued to carry a full valuation allowance against its deferred tax assets.  The following table summarizes the change in the valuation allowance during 2016 and 2017 (in thousands):

Balance at December 31, 2015	$31,922
Change during 2016	(264)
Balance at December 31, 2016	31,658
Change during 2017	(1,726)
Balance at December 31, 2017	$29,932

At December 31, 2017 the Company has aggregate tax net operating loss carry forwards of approximately $76.2 million ($61.1 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2036.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income tax expense for the following reasons in each of the years ending December 31 (in thousands):

	2017	2016
Expected federal statutory tax benefit	$(228)	$14
Increase (reduction) in taxes resulting from:
State income taxes recoverable	21	21
Non-deductible expenses (permanent differences)	51	45
Change in valuation allowance	(1,726)	(264)
Tax rate changes	1,477	—
Other	(15)	205
Income tax (benefit) expense	$(420)	$21

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year.  The 2014 through 2016 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows in (thousands):

	2017	2016
Net operating loss carry forwards	$29,303	$29,909
Stock based compensation	610	1,070
Write-down of real estate inventory	—	1,569
Trade names	(690)	(1,363)
Customer relationships	(123)	(293)
Fair value adjustment of contingent consideration	168	(55)
Other	152	(139)
Gross deferred tax assets	29,420	30,698
Less: valuation allowance	(29,932)	(31,658)
Deferred tax assets (liabilities), net of valuation allowance	$(512)	$(960)

As a result of the acquisition of NLEX in 2014, and the recognition of an indefinite-lived intangible asset in the amount of $2.4 million related to the NLEX trade name, the Company is required to record a non-current deferred tax liability in the amount of $0.5 million.

The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax liabilities as of December 31, 2017 from 35% to the new 21% tax rate; a reduction of approximately $1.5 million. Additionally, the Company had no impact in the U.S. with respect to the Toll Charge under the Tax Act, as a result of the allocation of foreign subsidiary deficits against positive earnings.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2017, the unrecognized tax benefit has been determined to be $12.1 million, which is unchanged from the balance as of December 31, 2016.

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

Note 13 – Related Party Transactions

Debt with Street Capital

Until the second quarter of 2014, as discussed below, Street Capital was the Company’s majority stockholder. Street Capital remained a related party following the distribution of its investment in HGI to Street Capital stockholders as a result of the Services Agreement and the relationship of the Company’s Chairman of the Board discussed below. The Services Agreement terminated on August 31, 2015, however subsequent to its termination Street Capital remained a related party as a result of the Street Capital Loan as well as the Company’s Chairman of the Board, who is also a significant stockholder of the Company, is also the chairman of the board of Street Capital.  At December 31, 2017 and 2016, the Company reported amounts owed to Street Capital of $0.4 million and $1.0 million, respectively, as related party debt (see Note 9). Total interest of $0.5 million has been accrued to the principal balance of the debt through December 31, 2017, and remains unpaid.

Transactions with Other Related Parties

Through April 2016, as part of the operations of HGP the Company leased office space in Foster City, CA that is owned by an entity jointly controlled by Ross Dove and Kirk Dove, the Company’s Chief Executive Officer and President and Chief Operating Officer, respectively.  The Company terminated the lease agreement in the second quarter of 2016.  The total amount paid to the related party for the lease is outlined in the table below.  Both Ross Dove and Kirk Dove shared equally in the payments in 2016.

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party is outlined in the table below.  All of the payments were made to David Ludwig.

The lease amounts paid by the Company to the related parties, which are included in selling, general and administrative expenses during the year ended December 31, 2017 and 2016, are detailed below (in thousands):

	Year ended December 31,
Leased premises location	2017	2016
Foster City, CA	$—	$76
Edwardsville, IL	100	99
Total	$100	$175

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

During 2017 the Company paid David Ludwig $0.9 million for his third earn-out provision payment.

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

During 2016 and 2017 the Company issued 40,000 and 10,000 shares of common stock, respectively, pursuant to the exercise of stock options.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share.  The Class N preferred stockholders are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2016 and 2017, no shares of the Company’s Class N preferred stock were converted into shares of the Company’s common stock.

Stock- Based Compensation Plans

At December 31, 2017, the Company had four stock-based compensation plans which are described below.  The fourth of these plans was adopted on May 5, 2016, and received approval from the Company’s stockholders at the special meeting of stockholders held on September 14, 2016.

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

2003 Plan	2017	2016
Options outstanding, beginning of year	995,000	1,170,000
Options forfeited	—	(115,000)
Options exercised	(10,000)	(40,000)
Options expired	—	(20,000)
Options outstanding, end of year	985,000	995,000

The outstanding options vest over four years at exercise prices ranging from $0.08 to $2.00 per share. No SARs were issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016, options to purchase 70,000 shares were granted to the Company’s independent directors as part of the annual compensation, options to purchase 125,000 shares were granted to the Company’s independent directors as a special grant in connection with the Company’s grant of options to its employee base in the fourth quarter, and options to purchase 525,000 shares were granted to the Company’s officers as part of the Company’s grant to its employee base in the fourth quarter.  During 2017, options to purchase 50,000 shares were granted to the Company’s independent directors as part of their annual compensation.

2010 Plan	2017	2016
Options outstanding, beginning of year	780,000	150,000
Options granted	50,000	720,000
Options forfeited	—	(90,000)
Options outstanding, end of year	830,000	780,000

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

Equity Partners Plan	2017	2016
Options outstanding, beginning of year	230,000	230,000
Options granted	—	—
Options forfeited	—	—
Options outstanding, end of year	230,000	230,000

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

Other Options	2017	2016
Options outstanding, beginning of year	625,000	625,000
Options granted	—	—
Options forfeited	—	—
Options outstanding, end of year	625,000	625,000

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

2016 Plan	2017	2016
Options outstanding, beginning of year	2,539,200	—
Options granted	—	2,539,200
Options forfeited	(168,750)	—
Options outstanding, end of year	2,370,450	2,539,200

The outstanding options vest over four years at an exercise price of $0.45 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2017 and 2016 was $0.2 million and $0.1 million, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2017 options to purchase 10,000 shares were exercised.  During 2016 options to purchase 40,000 shares were exercised.  The tax benefit recognized by the Company related to these option exercises was not material.

In connection with the stock option grants during 2017 and 2016, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Risk-free interest rate	1% - 2%	1% - 2%
Expected life (years)	6.80	6.75
Expected volatility	95%	94% - 99%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options for 2017 and 2016:

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,169,200	$0.96	2,175,000	$1.70
Granted	50,000	$0.48	3,259,200	$0.45
Exercised	(10,000)	$0.08	(40,000)	$0.12
Expired	—	N/A	(20,000)	$0.15
Forfeited	(168,750)	$0.45	(205,000)	$0.92
Outstanding at end of year	5,040,450	$0.97	5,169,200	$0.96

Options exercisable at year end	2,672,337	$1.43	1,847,500	$1.86

Weighted-average fair value of options granted during the year		$0.48		$0.31

As of December 31, 2016, the Company had 3,321,700 unvested options with a weighted average grant date fair value of $0.32 per share.  As of December 31, 2017, the Company had 2,368,113 unvested options with a weighted average grant date fair value of $0.31 per share.

As of December 31, 2017, the total unrecognized stock-based compensation expense related to unvested stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The total fair value of options vesting during the years ending December 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2017:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.24 to $ 0.40	40,000	8.3	$0.24	10,000	8.3	$0.24
$ 0.42 to $ 1.00	3,340,450	8.4	$0.48	1,002,337	7.4	$0.56
$ 1.83 to $ 2.00	1,660,000	0.8	$1.97	1,660,000	0.8	$1.97
	5,040,450	6.0	$0.97	2,672,337	3.3	$1.43

At December 31, 2017 and 2016, the aggregate intrinsic value of exercisable options was $1,000 and $4,000, respectively.

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

The following summarizes the changes in restricted stock awards for the year ended December 31, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	37,500	$0.38
Vested	(37,500)	$0.38
Unvested at December 31, 2017	—	$0.38

Vested at December 31, 2017	262,500	$0.38

The Company recognized stock-based compensation expense related to restricted stock awards of $4,000 and $18,000 for the years ended December 31, 2017 and 2016, respectively.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2017 for potential recognition or disclosure in its consolidated financial statements.

On January 30, 2018, Heritage Global LLC (“HGLLC”) settled a long-standing litigation matter that was commenced against the predecessor in interest of HGLLC. The portion of the settlement attributable to HGLLC’s predecessor in interest was paid on behalf of HGLLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HGLLC in the amount of $1,260,000. Refer to Note 9 for further discussion.

There have been no other material subsequent events requiring disclosure in these financial statements.