Form 10-Q
period 2018-03-31
Heritage Global Inc.
filed 2018-05-07
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 28,480,148 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,596	$2,109
Accounts receivable (net of allowance for doubtful accounts of $0 in 2018; $71 in 2017)	1,757	384
Inventory – equipment	227	170
Other current assets	387	357
Total current assets	3,967	3,020
Property and equipment, net	179	145
Identifiable intangible assets, net	3,815	3,877
Goodwill	6,158	6,158
Other assets	247	250
Total assets	$14,366	$13,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,661	$5,019
Related party debt	262	382
Current portion of third party debt	329	356
Contingent consideration	2,774	2,774
Other current liabilities	235	133
Total current liabilities	8,261	8,664
Non-current portion of third party debt	755	786
Deferred tax liabilities	512	512
Total liabilities	9,528	9,962

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at March 31, 2018 and December 31, 2017	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 28,480,148 shares at March 31, 2018 and 28,480,148 shares at December 31, 2017	285	285
Additional paid-in capital	284,457	284,396
Accumulated deficit	(279,835)	(281,124)
Accumulated other comprehensive loss	(75)	(75)
Total stockholders’ equity	4,838	3,488
Total liabilities and stockholders’ equity	$14,366	$13,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Services revenue	$5,039	$4,462
Asset sales	775	571
Total revenues	5,814	5,033

Operating costs and expenses:
Cost of services revenue	559	1,059
Cost of asset sales	269	293
Selling, general and administrative	3,497	3,210
Depreciation and amortization	84	77
Total operating costs and expenses	4,409	4,639
Operating income	1,405	394
Fair value adjustment of contingent consideration	—	(111)
Interest and other expense, net	(116)	(15)
Income before income tax expense	1,289	268
Income tax expense	—	13
Net income	$1,289	$255

Weighted average common shares outstanding – basic	28,480,148	28,433,092
Weighted average common shares outstanding – diluted	28,489,128	28,467,350
Net income per share – basic	$0.05	$0.01
Net income per share – diluted	$0.05	$0.01

Comprehensive income (loss):
Net income	$1,289	$255
Other comprehensive loss:
Foreign currency translation adjustment	—	(1)
Comprehensive income	$1,289	$254

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488
Stock-based compensation expense	—	—	—	—	61	—	—	61
Net income	—	—	—	—	—	1,289	—	1,289
Balance at March 31, 2018	569	$6	28,480,148	$285	$284,457	$(279,835)	$(75)	$4,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$1,289	$255
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accrued interest added to principal of related party debt	4	11
Fair value adjustment of contingent consideration	—	111
Stock-based compensation expense	61	70
Depreciation and amortization	84	77
Changes in operating assets and liabilities:
Accounts receivable	(1,373)	244
Inventory	(57)	211
Other assets	(27)	62
Accounts payable and accrued liabilities	(255)	523
Net cash (used in) provided by operating activities	(274)	1,564

Cash flows used in investing activities:
Purchase of property and equipment	(57)	—
Net cash used in investing activities	(57)	—

Cash flows used in financing activities:
Repayment of debt payable to third party	(58)	—
Repayment of debt payable to related party	(124)	(250)
Proceeds from exercise of options to purchase common shares	—	1
Net cash used in financing activities	(182)	(249)
Net (decrease) increase in cash and cash equivalents	(513)	1,315
Effect of exchange rate changes on cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	2,109	2,530
Cash and cash equivalents at end of period	$1,596	$3,846

Supplemental cash flow information:
Cash paid for taxes	$1	$3
Cash paid for interest	$50	$1

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

The Company has prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2018. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the above referenced Form 10-K.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method. Based on the Company’s analysis of contracts with customers in prior periods, there was no cumulative effect adjustment to the opening balance of the Company’s accumulated deficit as a result of the adoption of this new standard. We expect the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis.

Services revenue generally consists of commissions and fees from providing auction services, appraisals, brokering of sales transactions and providing merger and acquisition advisory services. Asset sales revenue generally consists of proceeds obtained through sales of purchased assets. Revenue is recognized for both services revenue and asset sales revenue based on the ASC 606 standard recognition model, which consists of the following: (1) an agreement exists between two or more parties that creates enforceable rights and obligations, (2) the performance obligations are clearly identified, (3) the transaction price has been determined, (4) the transaction price has been properly allocated to each performance obligation, and (5) the entity satisfies a performance obligation by transferring a promised good or service to a customer for each of the entities.

All services and asset sales revenue from contracts with customers is considered to be one reporting segment – the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of operations, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (5% of total revenues for the period ended March 31, 2018), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. For the period ended March 31, 2018, the deferred revenue balance was approximately $159,000. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies in the three months ended March 31, 2018, except for the changes to revenue recognition accounting standards noted above.

Recent Accounting Pronouncements

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

In 2014, the Financial Accounting Standards Board, or FASB, issued new guidance related to revenue recognition (ASU 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The above stated updates became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements, except for more comprehensive disclosure requirements (see Note 2 – Revenue Recognition for further detail).

In 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”), which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle. ASU 2016-15 became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

In 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under ASC 805. The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Stock-based Compensation

Options

At March 31, 2018 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2017, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the three months ended March 31, 2018, the Company issued options to purchase 141,500 shares of common stock to the Company’s employees and options to purchase 85,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 51,550 shares of common stock as a result of employee resignations and natural expiration.

The following summarizes the changes in common stock options for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	5,040,450	$0.97
Granted	226,500	$0.44
Exercised	—	$—
Forfeited	(51,550)	$0.99
Outstanding at March 31, 2018	5,215,400	$0.95

Options exercisable at March 31, 2018	2,668,475	$1.42

The Company recognized stock-based compensation expense related to stock options of $0.1 million for the three months ended March 31, 2018.  As of March 31, 2018, there is approximately $0.7 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.8 years.

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

	Three Months Ended March 31,
Weighted Average Shares Calculation:	2018	2017
Basic weighted average shares outstanding	28,480,148	28,433,092
Treasury stock effect of common stock options and restricted stock awards	8,980	34,258
Diluted weighted average common shares outstanding	28,489,128	28,467,350

For the three months ended March 31, 2018 and 2017 there were potential common shares totaling approximately 5.1 million and 1.9 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 5 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands), and are amortized using the straight-line method over their remaining estimated useful lives of one to eight years.  The Company’s tradename acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

	Carrying Value		Carrying Value
	December 31,		March 31,
Amortized Intangible Assets	2017	Amortization	2018
Customer Network (HGP)	$136	$(7)	$129
Trade Name (HGP)	850	(26)	824
Customer Relationships (NLEX)	440	(27)	413
Website (NLEX)	14	(2)	12
Total	1,440	(62)	1,378

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,877	$(62)	$3,815

Amortization expense during the three months ended March 31, 2018 and 2017 was $0.1 million.

The estimated amortization expense as of March 31, 2018 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2018 (remainder of year from April 1, 2018 to December 31, 2018)	$184
2019	239
2020	236
2021	236
2022	128
Thereafter	355
Total	$1,378

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses to the carrying amount of goodwill during the three months ended March 31, 2018 and 2017.

Acquisition	March 31, 2018	December 31, 2017
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 6 – Debt

Outstanding debt at March 31, 2018 and December 31, 2017 is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Current:
Related party debt	$262	$382
Third party debt	329	356
Non-current:
Third party debt	755	786
Total debt	$1,346	$1,524

In 2016, following an amendment, the Company’s related party debt with Street Capital (the “Street Capital Loan”) began accruing interest at a rate per annum equal to the Wall Street Journal prime rate + 1.0%.  As of March 31, 2018 and December 31, 2017, the interest rate on the loan was 5.75% and 5.50%, respectively.  Please see Note 9 for further discussion of transactions with Street Capital.

In 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution. During the three months ended March 31, 2018, the Company had not drawn on the Line of Credit.

On January 30, 2018, Heritage Global LLC (“HGLLC”), a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HGLLC. The settlement, which also involved several other co-defendant parties, included a complete release of HGLLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HGLLC’s predecessor in interest was paid on behalf of HGLLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HGLLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HGLLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HGLLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HGLLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HGLLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HGLLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HGLLC or HGI are insolvent or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or take any action to authorize such proceeding. During the three months ended March 31, 2018, the Company had made the first two payments on the Note totaling $70,000.

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

As of March 31, 2018 and December 31, 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both March 31, 2018 and December 31, 2017, the Company’s contingent consideration from the 2014 acquisition of NLEX was the only liability measured at fair value on a recurring basis.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value as of March 31, 2018
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

The Company recorded no changes in the fair value of the liability during the three months ended March 31, 2018.

Note 8 – Income Taxes

At March 31, 2018 the Company has aggregate tax net operating loss carry forwards of approximately $76.3 million ($61.1 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2036. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of March 31, 2018 and December 31, 2017.

Note 9 – Related Party Transactions

Debt with Street Capital

As of March 31, 2018, the Company’s loan from Street Capital continues to be classified as related party debt because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board and a significant shareholder of the Company.  At March 31, 2018 and December 31, 2017, the Company reported amounts owed to Street Capital of $0.3 million and $0.4 million respectively, as related party debt (see Note 6). Total interest of $0.5 million has been accrued on the debt and remains unpaid through March 31, 2018.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $25,000 for both the three months ended March 31, 2018 and 2017.  All of the payments in both 2018 and 2017 were made to David Ludwig.

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 6.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, shared equally in all payments made by the Company to satisfy obligations under the loan agreement. During the three months ended March 31, 2018, the Company made payment of approximately $34,000 to the respective parties based on the profit share provision for principal and guarantee transactions that occurred in 2017. Additionally, the Company has accrued approximately $101,000 profit share for principal and guarantee transactions that occurred in the three months ended March 31, 2018.

Note 10 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2018 for potential recognition or disclosure in its condensed consolidated financial statements.

On April 18, 2018, the Company entered into an Addendum to the Employment Agreements of David Ludwig and Tom Ludwig (the “Addendum”), effective June 1, 2018 (the “Effective Date”). The Addendum extends the term of the Employment Agreements by five years, from May 31, 2018 to May 31, 2023. The Addendum eliminates the prior provisions for bonus compensation or option grants contained in the Employment Agreements. Pursuant to the Addendum, for each calendar year, NLEX will allocate thirty percent of its Net Operating Income (as defined in the Addendum) in the aggregate to a “Sales and Marketing Pool” and an

“Operations Pool”, in the proportions specified in the Addendum and varying each year, for cash incentive awards. Each year in advance, David Ludwig will recommend to the Company’s Board of Directors (the “Board”) the NLEX employees (including David Ludwig) entitled to receive a portion of the Sales and Marketing Pool as well as the portion to be received, and Tom Ludwig will recommend to the Board the NLEX employees (including Tom Ludwig) entitled to receive a portion of the Operations Pool, and the portion to be received. Also pursuant to the Addendum, for each calendar year, NLEX will allocate twenty percent of its Principal Net Operating Income (as defined in the Addendum) in the aggregate to a “Principal Sales and Marketing Pool” and a “Principal Operations Pool”, in the proportions specified in the Addendum and varying each year, for cash incentive awards. Each year in advance, David Ludwig will recommend to the Board the NLEX employees (including David Ludwig) entitled to receive a portion of the Sales and Marketing Pool as well as the portion to be received, and Tom Ludwig will recommend to the Board the NLEX employees (including Tom Ludwig) entitled to receive a portion of the Operations Pool, and the portion to be received. In connection with the Addendum, David Ludwig and Tom Ludwig will each be granted 300,000 shares of Company restricted stock, par value $0.01 (“Common Stock”), in accordance with the terms and conditions of a Restricted Stock Agreement, to be negotiated by the parties prior to the Effective Date. In connection with the Addendum and promptly after the Effective Date, the Company will issue options to purchase 300,000 shares of Common Stock under the Heritage Global 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) or the Heritage Global 2016 Stock Option Plan (the “2016 Plan”), as determined by the Board, to certain employees of NLEX (excluding Executives), and in such amounts, as recommended by the Executives. Subject to the approval of such recommendation by the Board, NLEX will also pay a one-time bonus to each recipient of such options in an amount equal to the aggregate exercise price of such recipient’s option. The options will vest over a four-year period. In addition, not later than sixty days prior to each of the first three anniversaries of the Effective Date, the Executives will recommend to the Board the NLEX employees (including the Executives) who are entitled to receive options to acquire an aggregate 200,000 shares of Common Stock per year (for a total of 600,000 shares of Common Stock over three years). The options will be issued under the 2010 Plan or the 2016 Plan, and in the case of options issued to Executives, outside either the 2010 or 2016 Plans, as determined by the Board.

There have been no other material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three month periods ended March 31, 2018 and 2017, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Annual Report on Form 10-K, filed with the SEC, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

In 2014, HGI acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as one of our wholly owned divisions.

The organization chart below outlines our basic domestic corporate structure as of March 31, 2018.

(1)	Registrant.
(2)	Full service, global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.

(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off receivables.

Asset liquidation

We are a value-driven, innovative leader in corporate and financial asset liquidation transactions, valuations and advisory services. We specialize both in acting as an adviser, as well as in acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, real estate, accounts receivable portfolios, intellectual property, and entire business enterprises.

Our asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In 2011, HG LLC acquired 100% of the business of EP USA, LLC (“Equity Partners”), thereby expanding our operations. Equity Partners is a boutique M&A advisory firm and provider of financial solutions for businesses and properties in transition.

In 2012, we increased our in-house asset liquidation expertise with its acquisition of 100% of the outstanding equity of HGP, a global full-service auction, appraisal and asset advisory firm, and launched Heritage Global Partners Europe (“HGP Europe”). Through our wholly-owned subsidiary Heritage Global Partners UK Limited, we opened three European-based offices, one each in the United Kingdom, Germany and Spain.

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

Our business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to our objective to be the leading resource for clients requiring capital and financial asset solutions.

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

We have no off-balance sheet arrangements.

We have not paid any dividends, and do not expect to pay any dividends in the future.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies in the three months ended March 31, 2018, except for the changes to revenue recognition accounting standards (see Note 2-Revenue Recognition for further detail).

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At March 31, 2018 we had a working capital deficit of $4.3 million, as compared to a working capital deficit of $5.6 million at December 31, 2017, a decrease of approximately $1.3 million primarily as a result of our net income of $1.3 million during the first quarter of 2018.

Our current assets at March 31, 2018 increased to $4.0 million compared to $3.0 million at December 31, 2017. The most significant change was an approximate $1.4 million increase in accounts receivable due to the timing of payments for closed auctions. Our current liabilities decreased to $8.3 million compared to $8.7 million at December 31, 2017. The most significant change was an approximate $0.4 million decrease in accounts payable and accrued liabilities primarily the result of timing of certain auction settlement liabilities during the three months ended March 31, 2018.

During the three months ended March 31, 2018, our primary source of cash was the cash on hand provided by operations of its asset liquidation business in 2017.  Cash disbursements, other than those related to debt repayment of $0.2 million were primarily related to operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At March 31, 2018 the Company had stockholders’ equity of $4.8 million, as compared to $3.5 million at December 31, 2017.
•

In the fourth quarter of 2016, we entered into a related party secured promissory note for a revolving line of credit (the “Line of Credit”).  The credit facility provides for aggregate loans of up to $1.5 million.  Refer to Note 6 to the condensed consolidated financial statements for further information.

•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments.  We expect to be able to finance our future operations through cash flows from our asset liquidation business and occasional draws on the Line of Credit.  We repay any outstanding balance on the Line of Credit on a monthly basis in accordance with the loan agreement.  Capital requirements are generally limited to repayment of our debt obligations and our purchases of surplus and distressed assets.  We believe that our current capital resources are sufficient for these requirements.  In the event additional capital is needed, we will draw on the Line of Credit.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2018 were $1.6 million as compared to $2.1 million at December 31, 2017, a decrease of approximately $0.5 million.

Cash provided by operating activities.  Cash used in operating activities was $0.3 million during the three months ended March 31, 2018 as compared to $1.6 million cash provided during the same period in 2017. The approximate $1.9 million decrease was primarily attributable to a net unfavorable change of $2.8 million in the operating assets and liabilities in the three months ended March 31, 2018 compared to the same period in 2017, offset by a favorable change in the net income adjusted for noncash items, which was $0.9 million better during the three months ended March 31, 2018 compared to the same period in 2017.

The significant changes in operating assets and liabilities during the three months ended March 31, 2018 as compared to 2017 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  Cash used in investing activities during the three months ended March 31, 2018 was $0.1 million, as compared to no cash used during the three months ended March 31, 2017.

Cash used in financing activities.  Cash used in financing activities was $0.2 million during the three months ended March 31, 2018, as compared to $0.2 million used during the same period in 2017. The 2018 activity consisted of repayments to Street Capital ($0.1 million) and an unrelated third party ($0.1 million). The 2017 activity consisted of repayments to Street Capital ($0.2 million).

Contractual Obligations

Our only significant contractual obligation, other than our related party and third party loan(s), is our earn-out obligation owed to the former owner (and current president) of NLEX (“David Ludwig”).  We are obligated to pay David Ludwig 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The payments are due on or about July 30 of each year, began in 2015, and will continue until July of 2018. In 2015 we paid David Ludwig $0.5 million to satisfy the first earn out payment.  In 2016 we paid David Ludwig $0.8 million to satisfy the second earn out payment.  In 2017 we paid David Ludwig $0.9 million to satisfy the third earn out payment. During the three months ended March 31, 2018 there were no payments related to the fourth earn out payment. We expect to pay approximately $2.8 million during 2018 for the remaining amount owed under the earn-out provision.

On April 18, 2018, we entered into an Addendum to the Employment Agreements of David Ludwig and Tom Ludwig (the “Addendum”), effective June 1, 2018 (the “Effective Date”). The Addendum extends the term of the Employment Agreements by five years, from May 31, 2018 to May 31, 2023. The Addendum eliminates the prior provisions for bonus compensation or option grants contained in the Employment Agreements. Pursuant to the Addendum, for each calendar year, NLEX will allocate thirty percent of its Net Operating Income (as defined in the Addendum) in the aggregate to a “Sales and Marketing Pool” and an “Operations Pool”, in the proportions specified in the Addendum and varying each year, for cash incentive awards. Each year in advance, David Ludwig will recommend to our Board of Directors (the “Board”) the NLEX employees (including David Ludwig) entitled to receive a portion of the Sales and Marketing Pool as well as the portion to be received, and Tom Ludwig will recommend to the Board the NLEX employees (including Tom Ludwig) entitled to receive a portion of the Operations Pool, and the portion to be received. Also pursuant to the Addendum, for each calendar year, NLEX will allocate twenty percent of its Principal Net Operating Income (as defined in the Addendum) in the aggregate to a “Principal Sales and Marketing Pool” and a “Principal Operations Pool”, in the proportions specified in the Addendum and varying each year, for cash incentive awards. Each year in advance, David Ludwig will recommend to the Board the NLEX employees (including David Ludwig) entitled to receive a portion of the Sales and Marketing Pool as well as the portion to be received, and Tom Ludwig will recommend to the Board the NLEX employees (including Tom Ludwig) entitled to receive a portion of the Operations Pool, and the portion to be received. In connection with the Addendum, David Ludwig and Tom Ludwig will each be granted 300,000 shares of Company restricted stock, par value $0.01 (“Common Stock”), in accordance with the terms and conditions of a Restricted Stock Agreement, to be negotiated by the parties prior to the Effective Date. In connection with the Addendum and promptly after the Effective Date, the Company will issue options to purchase 300,000 shares of Common Stock under the Heritage Global 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) or the Heritage Global 2016 Stock Option Plan (the “2016 Plan”), as determined by the Board, to certain employees of NLEX (excluding Executives), and in such amounts, as recommended by the Executives. Subject to the approval of such recommendation by the Board, NLEX will also pay a one-time bonus to each recipient of such options in an amount equal to the aggregate exercise price of such recipient’s option. The options will vest over a four-year period. In addition, not later than sixty days prior to each of the first three anniversaries of the Effective Date, the Executives will recommend to the Board the NLEX employees (including the Executives) who are entitled to receive options to acquire an aggregate 200,000 shares of Common Stock per year (for a total of 600,000 shares of Common Stock over three years). The options will be issued under the 2010 Plan or the 2016 Plan, and in the case of options issued to Executives, outside either the 2010 or 2016 Plans, as determined by the Board.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three Months Ended March 31,		Change
	2018	2017	Dollars	Percent
Revenues:
Services revenue	$5,039	$4,462	$577	13%
Asset sales	775	571	204	36%
Total revenues	5,814	5,033	781	16%

Operating costs and expenses:
Cost of services revenue	559	1,059	(500)	(47)%
Cost of asset sales	269	293	(24)	(8)%
Selling, general and administrative	3,497	3,210	287	9%
Depreciation and amortization	84	77	7	9%

Total operating costs and expenses	4,409	4,639	(230)	(5)%
Operating income	1,405	394	1,011	257%
Fair value adjustment of contingent consideration	—	(111)	111	(100)%
Interest and other expense, net	(116)	(15)	(101)	673%
Income before income tax expense	1,289	268	1,021	381%
Income tax expense	—	13	(13)	(100)%
Net income	$1,289	$255	$1,034	405%

Our asset liquidation business model has several components: (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees earned for appraisal and management advisory services.

Three-Month Period Ended March 31, 2018 Compared to Three-Month Period Ended March 31, 2017

Revenues and cost of revenues – Revenues were $5.8 million during the three months ended March 31, 2018 compared to $5.0 million during the same period in 2017. Costs of services revenue and asset sales were $0.8 million during the three months ended March 31, 2018 compared to $1.4 million during the same period in 2017.  The gross profit of these items was therefore $5.0 million during the three months ended March 31, 2018 compared to $3.7 million during the same period in 2017, an increase of approximately $1.3 million, or approximately 35%. Services revenue increased during the three months ended March 31, 2018 as compared to the same period in 2017, and cost of services revenue decreased during the three months ended March 31, 2018 as compared to the same period in 2017, based on a higher volume of deals for the NLEX division, which has lower direct costs as compared to deals for HGP. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.5 million during the three months ended March 31, 2018 compared to $3.2 million during the same period in 2017.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	% change
Compensation
HGP	$1,106	$950	16%
Equity Partners	375	408	(8)%
NLEX	736	604	22%
HGI	124	90	38%
Stock-based compensation	61	70	(13)%

Consulting	80	78	3%
Board of Directors fees	73	59	24%
Accounting, tax and legal professional fees	112	92	22%
Insurance	88	82	7%
Occupancy	199	194	3%
Travel and entertainment	227	184	23%
Advertising and promotion	214	110	95%
Other	102	289	(65)%
Total selling, general & administrative expense	$3,497	$3,210

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance, for the HGP and NLEX divisions as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2018 and the same period in 2017, and consisted almost entirely of amortization expense related to intangible assets.  Depreciation of property and equipment was not material.

Interest and other expense – Interest and other expense was $0.1 million during the three months ended March 31, 2018 compared to $15,000 during the same period in 2017. The increase was wholly attributable to interest accrued of $0.1 million based on the profit share provision for principal and guarantee transaction in our related party loan agreement which is more fully described in Note 6.

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

	Three Months Ended March 31,
	2018	2017
Net income	$1,289	$255
Add back:
Depreciation and amortization	84	77
Interest and other expense, net	116	15
Income tax expense	—	13
EBITDA	1,489	360

Management add back:
Fair value adjustment of contingent consideration	—	111
Stock based compensation	61	70
Adjusted EBITDA	$1,550	$541

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

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 13, 2018.

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
10.1

Addendum to Employment Agreements, effective June 1, 2018, by and between Heritage Global Inc., National Loan Exchange, Inc., Tom Ludwig and David Ludwig (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on April 24, 2018.

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

Heritage Global Inc.

Date: May 7, 2018	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)