Form 10-Q
period 2018-06-30
Heritage Global Inc.
filed 2018-08-06
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(858) 847-0656
(Registrant’s Telephone Number)

N/A

(Registrant’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2018, there were 29,253,278 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,752	$2,109
Accounts receivable (net of allowance for doubtful accounts of $0 in 2018; $71 in 2017)	823	384
Inventory – equipment	222	170
Other current assets	433	357
Total current assets	6,230	3,020
Property and equipment, net	185	145
Identifiable intangible assets, net	3,754	3,877
Goodwill	6,158	6,158
Other assets	247	250
Total assets	$16,574	$13,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,530	$5,019
Related party debt	141	382
Current portion of third party debt	366	356
Contingent consideration	1,618	2,774
Other current liabilities	91	133
Total current liabilities	8,746	8,664
Non-current portion of third party debt	630	786
Deferred tax liabilities	512	512
Total liabilities	9,888	9,962

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at June 30, 2018 and December 31, 2017	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,253,278 shares at June 30, 2018 and 28,480,148 shares at December 31, 2017	293	285
Additional paid-in capital	284,608	284,396
Accumulated deficit	(278,150)	(281,124)
Accumulated other comprehensive loss	(71)	(75)
Total stockholders’ equity	6,686	3,488
Total liabilities and stockholders’ equity	$16,574	$13,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Services revenue	$6,471	$3,945	$11,510	$8,406
Asset sales	345	837	1,120	1,409
Total revenues	6,816	4,782	12,630	9,815

Operating costs and expenses:
Cost of services revenue	732	710	1,291	1,769
Cost of asset sales	294	966	563	1,259
Selling, general and administrative	4,084	3,002	7,581	6,212
Depreciation and amortization	76	77	160	155
Total operating costs and expenses	5,186	4,755	9,595	9,395
Operating income	1,630	27	3,035	420
Fair value adjustment of contingent consideration	157	(179)	157	(290)
Interest and other expense, net	(38)	(32)	(154)	(47)
Income (loss) before income tax expense	1,749	(184)	3,038	83
Income tax expense	64	15	64	28
Net income (loss)	$1,685	$(199)	$2,974	$55

Weighted average common shares outstanding – basic	28,653,278	28,480,148	28,508,844	28,456,750
Weighted average common shares outstanding – diluted	29,067,365	28,480,148	28,916,149	28,472,910
Net income per share – basic	$0.06	$(0.01)	$0.10	$0.00
Net income per share – diluted	$0.06	$(0.01)	$0.10	$0.00

Comprehensive income (loss):
Net income	$1,685	$(199)	$2,974	$55
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(2)	4	(3)
Comprehensive income (loss)	$1,689	$(201)	$2,978	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488
Stock-based compensation expense	—	—	—	—	146	—	—	146
Issuance of restricted common stock	—	—	600,000	6	(6)	—	—	—
Issuance of common stock from exercise of stock options	—	—	173,130	2	72	—	—	74
Net income	—	—	—	—	—	2,974	—	2,974
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Balance at June 30, 2018	569	$6	29,253,278	$293	$284,608	$(278,150)	$(71)	$6,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities:
Net income	$2,974	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest added to principal of related party debt	7	20
Fair value adjustment of contingent consideration	(157)	290
Stock-based compensation expense	146	132
Depreciation and amortization	160	155
Changes in operating assets and liabilities:
Accounts receivable	(439)	103
Inventory	(52)	(1)
Other assets	(73)	(65)
Accounts payable and accrued liabilities	1,474	195
Net cash provided by operating activities	4,040	884

Cash flows used in investing activities:
Purchase of property and equipment	(77)	—
Net cash used in investing activities	(77)	—

Cash flows used in financing activities:
Repayment of debt payable to third party	(146)	—
Payment of contingent consideration	(1,000)	(400)
Repayment of debt payable to related party	(248)	(415)
Proceeds from exercise of options to purchase common shares	74	1
Net cash used in financing activities	(1,320)	(814)
Net increase in cash and cash equivalents	2,643	70
Cash and cash equivalents at beginning of period	2,109	2,530
Cash and cash equivalents at end of period	$4,752	$2,600

Supplemental cash flow information:
Cash paid for taxes	$86	$16
Cash paid for interest	$68	$2

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

The results of operations for the six month period ended June 30, 2018 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2018. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the above referenced Form 10-K.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment – the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of operations, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (5% of total revenues for the period ended June 30, 2018), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. For the period ended June 30, 2018, the deferred revenue balance was approximately $19,000. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies in the six months ended June 30, 2018, except for the adoption of ASC 606 as described above.

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

In 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (“ASU 2018-07”), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is still evaluating the impact of ASU 2018-07 on the consolidated financial statements.

Note 3 – Stock-based Compensation

Options

At June 30, 2018 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2017, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the six months ended June 30, 2018, the Company issued options to purchase 441,500 shares of common stock to the Company’s employees and options to purchase 85,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 931,550 shares of common stock as a result of employee resignations and natural expiration.

On June 1, 2018, the Company issued options to purchase 300,000 shares of common stock to the employees of NLEX, in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. These stock options have an expiration date of July 31, 2018 and through June 30, 2018, 173,130 shares of common stock were issued pursuant to the exercise of these common stock options.

The following summarizes the changes in common stock options for the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	5,040,450	$0.97
Granted	526,500	$0.43
Exercised	(173,130)	$0.43
Forfeited	(931,550)	$1.88
Outstanding at June 30, 2018	4,462,270	$0.74

Options exercisable at June 30, 2018	1,927,845	$1.12

The Company recognized stock-based compensation expense related to stock options of $0.1 million for both the three and six months ended June 30, 2018.  As of June 30, 2018, there is approximately $0.6 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with certain addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards was not material for the three and six months ended June 30, 2018 and 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Shares Calculation:	2018	2017	2018	2017
Basic weighted average shares outstanding	28,653,278	28,480,148	28,508,844	28,456,750
Treasury stock effect of common stock options and restricted stock awards	414,087	—	407,305	16,160
Diluted weighted average common shares outstanding	29,067,365	28,480,148	28,916,149	28,472,910

For the six months ended June 30, 2018 and 2017 there were potential common shares totaling approximately 4.2 million and 2.0 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive. For the three months ended June 30, 2018 and 2017 there were potential common shares totaling approximately 1.0 million and 5.1 million, respectively, that were excluded.

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

	Carrying Value		Carrying Value
	December 31,		June 30,
Amortized Intangible Assets	2017	Amortization	2018
Customer Network (HGP)	$136	$(12)	$124
Trade Name (HGP)	850	(52)	798
Customer Relationships (NLEX)	440	(54)	386
Website (NLEX)	14	(5)	9
Total	1,440	(123)	1,317

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,877	$(123)	$3,754

Amortization expense during the six months ended June 30, 2018 and 2017 was $0.1 million.

The estimated amortization expense as of June 30, 2018 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2018 (remainder of year from July 1, 2018 to December 31, 2018)	$123
2019	239
2020	236
2021	236
2022	128
Thereafter	355
Total	$1,317

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no impairment losses to the carrying amount of goodwill during the three or six months ended June 30, 2018 and 2017.

Acquisition	June 30, 2018	December 31, 2017
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 6 – Debt

Outstanding debt at June 30, 2018 and December 31, 2017 is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Current:
Related party debt	$141	$382
Third party debt	366	356
Non-current:
Third party debt	630	786
Total debt	$1,137	$1,524

In 2016, following an amendment, the Company’s related party debt with Street Capital (the “Street Capital Loan”) began accruing interest at a rate per annum equal to the Wall Street Journal prime rate + 1.0%.  As of June 30, 2018 and December 31, 2017, the interest rate on the loan was 5.75% and 5.50%, respectively.  Please see Note 9 for further discussion of transactions with Street Capital.

In 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution. During the six months ended June 30, 2018, the Company had not drawn on the Line of Credit. Refer to Note 10 Subsequent Events for further discussion of the Company’s Line of Credit.

On January 30, 2018, Heritage Global LLC (“HGLLC”), a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HGLLC. The settlement, which also involved several other co-defendant parties, included a complete release of HGLLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HGLLC’s predecessor in interest was paid on behalf of HGLLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HGLLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HGLLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HGLLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HGLLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HGLLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HGLLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HGLLC or HGI are insolvent or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or take any action to authorize such proceeding. During the six months ended June 30, 2018, the Company made the first five payments on the Note totaling $175,000.

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

As of June 30, 2018 and December 31, 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of both June 30, 2018 and December 31, 2017, the Company’s contingent consideration from the 2014 acquisition of NLEX was the only liability measured at fair value on a recurring basis.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$1,618	$1,618

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$2,774	$2,774

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

The following table summarizes the changes in the fair value of the liability during the six months ended June 30, 2018 (in thousands):

Balance at December 31, 2017	$2,774
Payment of contingent consideration	(1,000)
Fair value adjustment of contingent consideration	(157)
Balance at June 30, 2018	$1,618

Note 8 – Income Taxes

At June 30, 2018 the Company has aggregate tax net operating loss carry forwards of approximately $76.3 million ($61.1 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2036. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of June 30, 2018 and December 31, 2017.

Note 9 – Related Party Transactions

Debt with Street Capital

As of June 30, 2018, the Company’s loan from Street Capital continues to be classified as related party debt because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board and a significant shareholder of the Company.  At June 30, 2018 and December 31, 2017, the Company reported amounts owed to Street Capital of $0.1 million and $0.4 million respectively, as related party debt (see Note 6). Total interest of $0.6 million has been accrued on the debt and remains unpaid through June 30, 2018.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $50,000 for both the six months ended June 30, 2018 and 2017, and is included in selling, general and administrative expenses in the consolidated financial statements.  All of the payments in both 2018 and 2017 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 6.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, share equally in all payments made by the Company to satisfy obligations under the loan agreement. During the six months ended June 30, 2018, the Company made payment of approximately $34,000 to the respective parties based on the profit share provision for principal and guarantee transactions that occurred in 2017. Additionally, the Company has accrued as interest expense approximately $120,000 profit share for principal and guarantee transactions that occurred in the six months ended June 30, 2018. See Note 10 Subsequent Events.

Note 10 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2018 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2018 and 2017, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).

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

The organization chart below outlines our basic domestic corporate structure as of June 30, 2018.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies in the six months ended June 30, 2018, except for the changes to revenue recognition accounting standards (see Note 2-Revenue Recognition for further detail).

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At June 30, 2018 we had a working capital deficit of $2.5 million, as compared to a working capital deficit of $5.6 million at December 31, 2017, a decrease of approximately $3.1 million primarily as a result of our net income of $3.0 million during the first half of 2018.

Our current assets at June 30, 2018 increased to $6.2 million compared to $3.0 million at December 31, 2017. The most significant change was an approximate $2.6 million increase in cash and cash equivalents primarily as a result of our net income of $3.0 million during the first half of 2018. Our current liabilities remained consistent at June 30, 2018 as compared December 31, 2017, in the amount of $8.7 million.

During the six months ended June 30, 2018, our primary source of cash was the cash on hand plus the cash provided by operations of our asset liquidation business.  Cash disbursements other than those related to debt repayment (including the contingent consideration payment) of $1.4 million were primarily related to operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At June 30, 2018 the Company had stockholders’ equity of $6.7 million, as compared to $3.5 million at December 31, 2017.
•

In 2016, we entered into a related party secured promissory note for a revolving line of credit and in July 2018 we entered into a replacement revolving line of credit directly between the Company and a bank.  The replacement credit facility provides for aggregate loans of up to $1.5 million and his guaranteed by Ross Dove and Kirk Dove.  Refer to Note 6 and Note 10 to the condensed consolidated financial statements for further information.

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

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2018 were $4.8 million as compared to $2.1 million at December 31, 2017, an increase of approximately $2.7 million.

Cash provided by operating activities.  Cash provided by operating activities was $4.0 million during the six months ended June 30, 2018 as compared to $0.9 million cash provided during the same period in 2017. The approximate $3.1 million increase was primarily attributable to a favorable change in the net income adjusted for noncash items, which was $2.5 million better during the six months ended June 30, 2018 compared to the same period in 2017.

The significant changes in operating assets and liabilities during the six months ended June 30, 2018 as compared to 2017 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  Cash used in investing activities during the six months ended June 30, 2018 was $0.1 million, as compared to no cash used during the six months ended June 30, 2017.

Cash used in financing activities.  Cash used in financing activities was $1.3 million during the six months ended June 30, 2018, as compared to $0.8 million used during the same period in 2017. The 2018 activity consisted of repayments to Street Capital ($0.2 million), repayments to an unrelated third party ($0.1 million), and an advance contingent consideration payment of $1.0 million to the former owner of NLEX. The 2017 activity consisted of repayments to Street Capital ($0.4 million) and an advance contingent consideration payment of $0.4 million to the former owner of NLEX.

Contractual Obligations

Our only significant contractual obligation, other than our related party and third party loan(s), is our earn-out obligation owed to the former owner (and current president) of NLEX (“David Ludwig”).  We are obligated to pay David Ludwig 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition.  The payments are due on or about July 30 of each year, began in 2015, and will continue until July of 2018. In 2015 we paid David Ludwig $0.5 million to satisfy the first earn out payment.  In 2016 we paid David Ludwig $0.8 million to satisfy the second earn out payment.  In 2017 we paid David Ludwig $0.9 million to satisfy the third earn out payment. During the six months ended June 30, 2018 we have paid David Ludwig $1.0 million related to the fourth earn out payment. We have paid approximately $1.6 million in July of 2018 for the remaining amount owed under the earn-out provision.

On April 18, 2018, we entered into an Addendum to the Employment Agreements of David Ludwig and Tom Ludwig (the “Addendum”), effective June 1, 2018 (the “Effective Date”). The Addendum extends the term of the Employment Agreements by five years, from May 31, 2018 to May 31, 2023. The Addendum eliminates the prior provisions for bonus compensation or option grants contained in the Employment Agreements. Pursuant to the Addendum, for each calendar year, NLEX will allocate thirty percent of its Net Operating Income (as defined in the Addendum) in the aggregate to a “Sales and Marketing Pool” and an “Operations Pool”, in the proportions specified in the Addendum and varying each year, for cash incentive awards. Each year in advance, David Ludwig will recommend to our Board of Directors (the “Board”) the NLEX employees (including David Ludwig) entitled to receive a portion of the Sales and Marketing Pool as well as the portion to be received, and Tom Ludwig will recommend to the Board the NLEX employees (including Tom Ludwig) entitled to receive a portion of the Operations Pool, and the portion to be received. Also pursuant to the Addendum, for each calendar year, NLEX will allocate twenty percent of its Principal Net Operating Income (as defined in the Addendum) in the aggregate to a “Principal Sales and Marketing Pool” and a “Principal Operations Pool”, in the proportions specified in the Addendum and varying each year, for cash incentive awards. Each year in advance, David Ludwig will recommend to the Board the NLEX employees (including David Ludwig) entitled to receive a portion of the Sales and Marketing Pool as well as the portion to be received, and Tom Ludwig will recommend to the Board the NLEX employees (including Tom Ludwig) entitled to receive a portion of the Operations Pool, and the portion to be received. On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with certain addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. In connection with the Addendum and promptly after the Effective Date, the Company issued options to purchase 300,000 shares of Common Stock under the Heritage Global 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) or the Heritage Global 2016 Stock Option Plan (the “2016 Plan”), to certain employees of NLEX (excluding Executives), and in such amounts, as recommended by the Executives. Subject to the approval of such recommendation by the Board, NLEX also paid a one-time bonus to each recipient of such options in an amount equal to the aggregate exercise price of such recipient’s option. The options were fully vested upon issuance and expire on July 31, 2018. In addition, not later than sixty days prior to each of the first three anniversaries of the Effective Date, the Executives will recommend to the Board the NLEX employees (including the Executives) who are entitled to receive options to acquire an aggregate 200,000 shares of Common Stock per year (for a total of 600,000 shares of Common Stock over three years). The options will be issued under the 2010 Plan or the 2016 Plan, and in the case of options issued to Executives, outside either the 2010 or 2016 Plans, as determined by the Board.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Revenues:
Services revenue	$6,471	$3,945	$2,526	64%	$11,510	$8,406	$3,104	37%
Asset sales	345	837	(492)	(59)%	1,120	1,409	(289)	(21)%
Total revenues	6,816	4,782	2,034	43%	12,630	9,815	2,815	29%

Operating costs and expenses:
Cost of services revenue	732	710	22	3%	1,291	1,769	(478)	(27)%
Cost of asset sales	294	966	(672)	(70)%	563	1,259	(696)	(55)%
Selling, general and administrative	4,084	3,002	1,082	36%	7,581	6,212	1,369	22%

Depreciation and amortization	76	77	(1)	(1)%	160	155	5	3%
Total operating costs and expenses	5,186	4,755	431	9%	9,595	9,395	200	2%
Operating income	1,630	27	1,603	5937%	3,035	420	2,615	623%
Fair value adjustment of contingent consideration	157	(179)	336	(188)%	157	(290)	447	(154)%
Interest and other expense, net	(38)	(32)	(6)	19%	(154)	(47)	(107)	228%
Income (loss) before income tax expense	1,749	(184)	1,933	(1051)%	3,038	83	2,955	3560%
Income tax expense	64	15	49	327%	64	28	36	129%
Net income (loss)	$1,685	$(199)	$1,884	(947)%	$2,974	$55	$2,919	5307%

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

Three-Month Period Ended June 30, 2018 Compared to Three-Month Period Ended June 30, 2017

Revenues and cost of revenues – Revenues were $6.8 million during the three months ended June 30, 2018 compared to $4.8 million during the same period in 2017. Costs of services revenue and asset sales were $1.0 million during the three months ended June 30, 2018 compared to $1.7 million during the same period in 2017.  The gross profit of these items was therefore $5.8 million during the three months ended June 30, 2018 compared to $3.1 million during the same period in 2017, an increase of approximately $2.7 million, or approximately 87%. Services revenue increased during the three months ended June 30, 2018 as compared to the same period in 2017, and cost of services revenue decreased during the three months ended June 30, 2018 as compared to the same period in 2017, based on a higher volume of deals for the NLEX division, which has lower direct costs as compared to other divisions. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $4.1 million during the three months ended June 30, 2018 compared to $3.0 million during the same period in 2017.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	% change
Compensation
HGP	$1,135	$939	21%
Equity Partners	406	343	18%
NLEX	1,106	619	79%
HGI	124	90	38%
Stock-based compensation	85	62	37%

Consulting	101	125	(19)%
Board of Directors fees	64	58	10%
Accounting, tax and legal professional fees	162	152	7%
Insurance	97	83	17%
Occupancy	205	197	4%
Travel and entertainment	242	181	34%
Advertising and promotion	220	127	73%
Other	137	26	427%
Total selling, general & administrative expense	$4,084	$3,002

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance, for the HGP and NLEX divisions as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended June 30, 2018 and the same period in 2017, and consisted almost entirely of amortization expense related to intangible assets.  Depreciation of property and equipment was not material.

Six-Month Period Ended June 30, 2018 Compared to Six-Month Period Ended June 30, 2017

Revenues and cost of revenues – Revenues were $12.6 million during the six months ended June 30, 2018 compared to $9.8 million during the same period in 2017. Costs of services revenue and asset sales were $1.9 million during the six months ended June 30, 2018 compared to $3.0 million during the same period in 2017.  The gross profit of these items was therefore $10.8 million during the six months ended June 30, 2018 compared to $6.8 million during the same period in 2017, an increase of approximately $4.0 million, or approximately 59%.  Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $7.6 million during the six months ended June 30, 2018 compared to $6.2 million during the same period in 2017.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	% change
Compensation
HGP	$2,241	$1,890	19%
Equity Partners	781	750	4%
NLEX	1,842	1,224	50%
HGI	248	180	38%
Stock-based compensation	146	132	11%

Consulting	181	284	(36)%
Board of Directors fees	137	117	17%
Accounting, tax and legal professional fees	275	244	13%
Insurance	185	165	12%
Occupancy	404	391	3%
Travel and entertainment	469	366	28%
Advertising and promotion	434	237	83%
Other	238	232	3%
Total selling, general & administrative expense	$7,581	$6,212

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance, for the HGP and NLEX divisions as compared to the prior year and slightly offset by the decrease in consulting fees.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during both the six months ended June 30, 2018 and the same period in 2017, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,685	$(199)	$2,974	$55
Add back:
Depreciation and amortization	76	77	160	155
Interest and other expense, net	38	32	154	47
Income tax expense	64	15	64	28
EBITDA	1,863	(75)	3,352	285

Management add back:
Fair value adjustment of contingent consideration	(157)	179	(157)	290
Stock based compensation	85	62	146	132
Adjusted EBITDA	$1,791	$166	$3,341	$707

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

Further, there were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2018, we issued 600,000 shares of Company restricted common stock in connection with certain addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Heritage Global Inc.

Date: August 6, 2018	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)