Form 10-Q
period 2018-09-30
Heritage Global Inc.
filed 2018-11-05
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(858) 847-0656
(Registrant’s Telephone Number)

N/A

(Registrant’s Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 29,253,278 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,228	$2,109
Accounts receivable (net of allowance for doubtful accounts of $0 in 2018; $110 in 2017)	720	384
Inventory – equipment	114	170
Other current assets	693	357
Total current assets	4,755	3,020
Property and equipment, net	177	145
Identifiable intangible assets, net	3,691	3,877
Goodwill	6,158	6,158
Other assets	251	250
Total assets	$15,032	$13,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,407	$5,019
Related party debt	—	382
Current portion of third party debt	372	356
Contingent consideration	—	2,774
Other current liabilities	84	133
Total current liabilities	6,863	8,664
Non-current portion of third party debt	535	786
Deferred tax liabilities	512	512
Total liabilities	7,910	9,962

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at September 30, 2018 and December 31, 2017	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,253,278 shares at September 30, 2018 and 28,480,148 shares at December 31, 2017	293	285
Additional paid-in capital	284,681	284,396
Accumulated deficit	(277,781)	(281,124)
Accumulated other comprehensive loss	(77)	(75)
Total stockholders’ equity	7,122	3,488
Total liabilities and stockholders’ equity	$15,032	$13,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Services revenue	$4,897	$4,231	$16,407	$12,637
Asset sales	231	506	1,351	1,915
Total revenues	5,128	4,737	17,758	14,552

Operating costs and expenses:
Cost of services revenue	710	522	2,001	2,291
Cost of asset sales	189	282	752	1,541
Selling, general and administrative	3,734	3,539	11,315	9,751
Depreciation and amortization	79	78	239	233
Total operating costs and expenses	4,712	4,421	14,307	13,816
Operating income	416	316	3,451	736
Fair value adjustment of contingent consideration	—	(246)	157	(536)
Interest and other expense, net	(47)	3	(201)	(44)
Income before income tax expense	369	73	3,407	156
Income tax expense	—	(10)	64	18
Net income	$369	$83	$3,343	$138

Weighted average common shares outstanding – basic	28,653,278	28,480,148	28,557,517	28,464,635
Weighted average common shares outstanding – diluted	28,823,918	28,481,296	28,902,499	28,474,997
Net income per share – basic	$0.01	$0.00	$0.12	$0.00
Net income per share – diluted	$0.01	$0.00	$0.12	$0.00

Comprehensive income:
Net income	$369	$83	$3,343	$138
Other comprehensive income:
Foreign currency translation adjustment	(6)	(2)	(2)	(3)
Comprehensive income	$363	$81	$3,341	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488
Stock-based compensation expense	—	—	—	—	219	—	—	219
Issuance of restricted common stock	—	—	600,000	6	(6)	—	—	—
Issuance of common stock from exercise of stock options	—	—	173,130	2	72	—	—	74
Net income	—	—	—	—	—	3,343	—	3,343
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2018	569	$6	29,253,278	$293	$284,681	$(277,781)	$(77)	$7,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities:
Net income	$3,343	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest added to principal of related party debt	8	27
Fair value adjustment of contingent consideration	(157)	536
Stock-based compensation expense	219	186
Depreciation and amortization	239	233
Changes in operating assets and liabilities:
Accounts receivable	(336)	593
Inventory	56	121
Other assets	(337)	(24)
Accounts payable and accrued liabilities	1,337	29
Net cash provided by operating activities	4,372	1,839

Cash flows used in investing activities:
Purchase of property and equipment	(85)	(16)
Net cash used in investing activities	(85)	(16)

Cash flows used in financing activities:
Repayment of debt payable to third party	(235)	—
Payment of contingent consideration	(2,617)	(897)
Repayment of debt payable to related party	(390)	(498)
Proceeds from exercise of options to purchase common shares	74	1
Net cash used in financing activities	(3,168)	(1,394)
Net increase in cash and cash equivalents	1,119	429
Cash and cash equivalents at beginning of period	2,109	2,530
Cash and cash equivalents at end of period	$3,228	$2,959

Supplemental cash flow information:
Cash paid for taxes	$86	$19
Cash paid for interest	$92	$3

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

The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2018. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the above referenced Form 10-K.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment – the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of operations, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (4% of total revenues for the nine month period ended September 30, 2018), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of September 30, 2018, the deferred revenue balance was approximately $10,000. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies in the nine months ended September 30, 2018, except for the adoption of ASC 606 as described above.

Recent Accounting Pronouncements

In 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has not yet adopted ASU 2016-02 nor completed its assessment of the potential impact of this new guidance on its consolidated financial statements.

In 2014, the FASB issued new guidance related to revenue recognition (ASU 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The above stated updates became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements, except for more comprehensive disclosure requirements (see Note 2 – Revenue Recognition for further detail).

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

Note 3 – Stock-based Compensation

Options

At September 30, 2018 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2017, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the nine months ended September 30, 2018, the Company issued options to purchase 441,500 shares of common stock to the Company’s employees and options to purchase 85,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 1,058,420 shares of common stock as a result of employee resignations and natural expiration.

On June 1, 2018, the Company issued options to purchase 300,000 shares of common stock to the employees of NLEX, in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. As of September 30, 2018, 173,130 shares of common stock were issued pursuant to the exercise of these common stock options. The remaining 126,870 shares expired as of July 31, 2018.

The following summarizes the changes in common stock options for the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	5,040,450	$0.97
Granted	526,500	$0.43
Exercised	(173,130)	$0.43
Forfeited	(1,058,420)	$1.71
Outstanding at September 30, 2018	4,335,400	$0.59

Options exercisable at September 30, 2018	1,800,975	$1.17

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2018. As of September 30, 2018, there is approximately $0.8 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 3.0 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 and $17,200 for the three and nine months ended September 30, 2018, respectively. The unrecognized stock-based compensation expense as of September 30, 2018 was approximately $0.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Shares Calculation:	2018	2017	2018	2017
Basic weighted average shares outstanding	28,653,278	28,480,148	28,557,517	28,464,635
Treasury stock effect of common stock options and restricted stock awards	170,640	1,148	344,982	10,362
Diluted weighted average common shares outstanding	28,823,918	28,481,296	28,902,499	28,474,997

For the nine months ended September 30, 2018 and 2017 there were potential common shares totaling approximately 1.0 million and 5.0 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive. For the three months ended September 30, 2018 and 2017 there were potential common shares totaling approximately 1.0 million and 5.0 million, respectively, that were excluded.

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

	Carrying Value		Carrying Value
	December 31,		September 30,
Amortized Intangible Assets	2017	Amortization	2018
Customer Network (HGP)	$136	$(17)	$119
Trade Name (HGP)	850	(78)	772
Customer Relationships (NLEX)	440	(82)	358
Website (NLEX)	14	(9)	5
Total	1,440	(186)	1,254

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,877	$(186)	$3,691

Amortization expense during the nine months ended September 30, 2018 and 2017 was $0.2 million.

The estimated amortization expense as of September 30, 2018 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2018 (remainder of year from October 1, 2018 to December 31, 2018)	$63
2019	236
2020	236
2021	236
2022	128
Thereafter	355
Total	$1,254

Goodwill

The Company’s goodwill is related to its asset liquidation business, and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the three or nine months ended September 30, 2018 and 2017.

Acquisition	September 30, 2018	December 31, 2017
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 6 – Debt

Outstanding debt at September 30, 2018 and December 31, 2017 is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Current:
Related party debt	$-	$382
Third party debt	372	356
Non-current:
Third party debt	535	786
Total debt	$907	$1,524

In 2016, following an amendment, the Company’s related party debt with Street Capital (the “Street Capital Loan”) began accruing interest at a rate per annum equal to the Wall Street Journal prime rate + 1.0%.  During the period ending September 30, 2018, the Company terminated the existing Street Capital Loan with repayment of all principal and interest outstanding. Please see Note 9 for further discussion of transactions with Street Capital.

In 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit was charged at a variable rate, and the Entity was eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date. In connection with the Company entering into a new credit facility with a third party bank on September 27, 2018, the Company terminated the related party secured promissory note with the Entity.

On September 27, 2018, Heritage Global, Inc. entered into a secured promissory note and business loan agreement (the “Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The Credit Facility matures on October 5, 2019 and replaced the Line of Credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100.00 per month. The Company will pay interest on the Credit Facility in regular monthly payments, beginning on November 5, 2018. The Company may prepay the Credit Facility without penalty, subject to the minimum monthly interest charge. The Company is the borrower, with certain of the subsidiaries of the Company as guarantors under the Credit Facility. The Credit Facility is secured by a first priority security interest in all of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including the preparation of timely financial statements, payment of taxes and disclosure of all material legal or administrative proceedings. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with governmental requirements, timely submission of all filings with the Securities and Exchange Commission and payment of taxes. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of September 30, 2018, the Company had not drawn on the line of credit.

On January 30, 2018, HG LLC, a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HG LLC or HGI are insolvent or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or take any action to authorize such proceeding. During the nine months ended September 30, 2018, the Company made the scheduled payments on the Note totaling $280,000. The outstanding balance on the Note as of September 30, 2018 was $907,000.

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

As of September 30, 2018 and December 31, 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of December 31, 2017, the Company’s contingent consideration from the 2014 acquisition of NLEX was the only Level 3 liability measured at fair value on a recurring basis which had a fair value of $2,774,000.  The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market. As of September 30, 2018, the contingent consideration had been fully satisfied in accordance with terms stated within the NLEX stock purchase agreement.

When valuing its Level 3 liabilities, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected contingent consideration payments.  The valuation of the liability is primarily based on management’s estimate of the Net Profits of NLEX (as defined in the NLEX stock purchase agreement).  Given the short term nature of the contingent consideration periods, changes in the discount rate did not have a material impact on the fair value of the liability.

The following table summarizes the changes in the fair value of the liability during the nine months ended September 30, 2018 (in thousands):

Balance at December 31, 2017	$2,774
Payment of contingent consideration	(2,618)
Fair value adjustment of contingent consideration	(157)
Balance at September 30, 2018	$-

Note 8 – Income Taxes

At September 30, 2018 the Company has aggregate tax net operating loss carry forwards of approximately $73.0 million ($57.8 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.5 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2036. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of September 30, 2018 and December 31, 2017.

Note 9 – Related Party Transactions

Debt with Street Capital

During the period ending September 30, 2018, the Company terminated the existing Street Capital Loan with repayment of all principal and interest outstanding. The Company’s loan from Street Capital was previously classified as related party debt because Allan Silber, an affiliate of Street Capital, is the Company’s chairman of the board and a significant shareholder of the Company.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $78,000 and $75,000 for the nine months ended September 30, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the consolidated financial statements.  All of the payments in both 2018 and 2017 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 6.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, share equally in all payments made by the Company to satisfy obligations under the loan agreement. During the nine months ended September 30, 2018, the Company made payment of approximately $34,000 to the respective parties based on the profit share provision for principal and guarantee transactions that occurred in 2017. Additionally, the Company has accrued as interest expense approximately $150,000 profit share for principal and guarantee transactions that occurred in the nine months ended September 30, 2018. In connection with the Company entering into a new credit facility with a third party bank on September 27, 2018, the Company terminated the related party loan agreement.

Note 10 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2018 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2018 and 2017, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in our Annual Report on Form 10-K, filed with the SEC, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The organization chart below outlines our basic domestic corporate structure as of September 30, 2018.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to these policies in the nine months ended September 30, 2018, except for the changes to revenue recognition accounting standards (see Note 2-Revenue Recognition for further detail).

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2018 we had a working capital deficit of $2.1 million, as compared to a working capital deficit of $5.6 million at December 31, 2017, a decrease of approximately $3.5 million primarily as a result of our net income of $3.3 million during the first three quarters of 2018.

Our current assets at September 30, 2018 increased to $4.8 million compared to $3.0 million at December 31, 2017. The most significant change was an approximate $1.1 million increase in cash and cash equivalents primarily as a result of our net income of $3.3 million during the first three quarters of 2018. Our current liabilities at September 30, 2018 decreased to $6.9 million compared to $8.7 million at December 31, 2017. The most significant change was an approximate $3.4 million decrease in debt (including the contingent consideration), partially offset by an approximate $1.4 million increase in accounts payable and accrued liabilities primarily the result of timing of certain auction settlement liabilities during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, our primary source of cash was the cash on hand plus the cash provided by operations of our asset liquidation business.  Cash disbursements other than those related to debt repayment (including the contingent consideration payment) of $3.2 million were primarily related to operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

•	At September 30, 2018 the Company had stockholders’ equity of $7.1 million, as compared to $3.5 million at December 31, 2017.
•

In 2016, we entered into a related party secured promissory note for a revolving line of credit and in September 2018 we entered into a replacement revolving line of credit directly between the Company and a bank.  The replacement credit facility provides for aggregate loans of up to $1.5 million. Refer to Note 6 to the condensed consolidated financial statements for further information.
•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments.  We expect to be able to finance our future operations through cash flows from our asset liquidation business and draws on the line of credit, as needed. Capital requirements are generally limited to repayment of our debt obligations and our purchases of surplus and distressed assets.  We believe that our current capital resources are sufficient for these requirements.  In the event additional capital is needed, we will draw on the line of credit.

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2018 were $3.2 million as compared to $2.1 million at December 31, 2017, an increase of approximately $1.1 million.

Cash provided by operating activities.  Cash provided by operating activities was $4.4 million during the nine months ended September 30, 2018 as compared to $1.8 million cash provided during the same period in 2017. The approximate $2.6 million increase was primarily attributable to a favorable change in the net income adjusted for noncash items, which was $2.5 million better during the nine months ended September 30, 2018 compared to the same period in 2017.

The significant changes in operating assets and liabilities during the nine months ended September 30, 2018 as compared to 2017 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  Cash used in investing activities during the nine months ended September 30, 2018 was $0.1 million, as compared to $16,000 used during the nine months ended September 30, 2017.

Cash used in financing activities.  Cash used in financing activities was $3.2 million during the nine months ended September 30, 2018, as compared to $1.4 million used during the same period in 2017. The 2018 activity consisted of repayments to Street Capital ($0.4 million), repayments to an unrelated third party ($0.2 million), and the final contingent consideration payment of $2.6 million to the former owner of NLEX. The 2017 activity consisted of repayments to Street Capital ($0.5 million) and an advance contingent consideration payment of $0.9 million to the former owner of NLEX.

Contractual Obligations

Our significant contractual obligations, are our third party loan(s) and lease obligations.  The loan and lease obligations are fully described in the notes to the financial statements including in our 2017 Form 10-K filed with the SEC on March 13, 2018. We previously had an earn-out obligation owed to the former owner (and current president) of NLEX; however the final earn-out payment was made during the quarter ended September 30, 2018.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
Revenues:
Services revenue	$4,897	$4,231	$666	16%	$16,407	$12,637	$3,770	30%
Asset sales	231	506	(275)	(54)%	1,351	1,915	(564)	(29)%
Total revenues	5,128	4,737	391	8%	17,758	14,552	3,206	22%

Operating costs and expenses:
Cost of services revenue	710	522	188	36%	2,001	2,291	(290)	(13)%
Cost of asset sales	189	282	(93)	(33)%	752	1,541	(789)	(51)%
Selling, general and administrative	3,734	3,539	195	6%	11,315	9,751	1,564	16%
Depreciation and amortization	79	78	1	1%	239	233	6	3%
Total operating costs and expenses	4,712	4,421	291	7%	14,307	13,816	491	4%
Operating income	416	316	100	32%	3,451	736	2,715	369%
Fair value adjustment of contingent consideration	—	(246)	246	(100)%	157	(536)	693	(129)%
Interest and other expense, net	(47)	3	(50)	(1667)%	(201)	(44)	(157)	357%
Income before income tax expense	369	73	296	405%	3,407	156	3,251	2084%
Income tax expense	—	(10)	10	(100)%	64	18	46	256%
Net income	$369	$83	$286	345%	$3,343	$138	$3,205	2322%

Our asset liquidation business model has several components: (1) traditional fee-based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees earned for appraisal and management advisory services.

Three-Month Period Ended September 30, 2018 Compared to Three-Month Period Ended September 30, 2017

Revenues and cost of revenues – Revenues were $5.1 million during the three months ended September 30, 2018 compared to $4.7 million during the same period in 2017. Costs of services revenue and asset sales were $0.9 million during the three months ended September 30, 2018 compared to $0.8 million during the same period in 2017.  The gross profit of these items was therefore $4.2 million during the three months ended September 30, 2018 compared to $3.9 million during the same period in 2017, an increase of approximately $0.3 million, or approximately 8%.

Selling, general and administrative expense – Selling, general and administrative expense was $3.7 million during the three months ended September 30, 2018 compared to $3.5 million during the same period in 2017.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	% change
Compensation
HGP	$1,043	$985	6%
Equity Partners	507	570	(11)%
NLEX	1,002	667	50%
HGI	124	90	38%
Stock-based compensation	73	54	35%

Consulting	51	112	(54)%
Board of Directors fees	64	69	(7)%
Accounting, tax and legal professional fees	110	212	(48)%
Insurance	95	83	14%
Occupancy	211	226	(7)%
Travel and entertainment	263	226	16%
Advertising and promotion	191	153	25%
Other	-	92	(100)%
Total selling, general & administrative expense	$3,734	$3,539

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance, for the HGP and NLEX divisions as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended September 30, 2018 and the same period in 2017, and consisted almost entirely of amortization expense related to intangible assets.  Depreciation of property and equipment was not material.

Nine-Month Period Ended September 30, 2018 Compared to Nine-Month Period Ended September 30, 2017

Revenues and cost of revenues – Revenues were $17.8 million during the nine months ended September 30, 2018 compared to $14.6 million during the same period in 2017. Costs of services revenue and asset sales were $2.8 million during the nine months ended September 30, 2018 compared to $3.8 million during the same period in 2017.  The gross profit of these items was therefore $15.0 million during the nine months ended September 30, 2018 compared to $10.7 million during the same period in 2017, an increase of approximately $4.3 million, or approximately 40%.  In addition, cost of services revenue decreased during the nine months ended September 30, 2018 as compared to the same period in 2017, and services revenue increased during the nine months ended September 30, 2018 as compared to the same period in 2017, based on a higher volume of deals for the Equity Partners and NLEX divisions, which have lower direct costs as compared to deals for HGP. Because the Company conducts its asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period, the operations should be considered as a whole rather than on a line-by-line basis. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $11.3 million during the nine months ended September 30, 2018 compared to $9.8 million during the same period in 2017.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	% change
Compensation
HGP	$3,284	$2,875	14%
Equity Partners	1,288	1,320	(2)%
NLEX	2,844	1,891	50%
HGI	372	270	38%
Stock-based compensation	219	186	18%

Consulting	244	397	(39)%
Board of Directors fees	200	186	8%
Accounting, tax and legal professional fees	384	453	(15)%
Insurance	280	248	13%
Occupancy	614	617	(0)%
Travel and entertainment	733	592	24%
Advertising and promotion	626	390	61%
Other	228	326	(30)%
Total selling, general & administrative expense	$11,316	$9,751

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance, for the HGP and NLEX divisions as compared to the prior year and slightly offset by the decrease in consulting fees.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during both the nine months ended September 30, 2018 and the same period in 2017, and consisted almost entirely of amortization expense related to intangible assets.  In both years, the depreciation of property and equipment was not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$369	$83	$3,343	$138
Add back:
Depreciation and amortization	79	78	239	233
Interest and other expense, net	47	(3)	201	44
Income tax expense	—	(10)	64	18
EBITDA	495	148	3,847	433

Management add back:
Fair value adjustment of contingent consideration	—	246	(157)	536
Stock based compensation	73	54	219	186
Adjusted EBITDA	$568	$448	$3,909	$1,155

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

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1 10.2

Secured Promissory Note by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018 (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on December 27, 2016)

Business Loan Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018 (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on October 3, 2018)

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

Heritage Global Inc.

Date: November 5, 2018	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)