Form 10-K
period 2018-12-31
Heritage Global Inc.
filed 2019-03-11
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.47 per share on June 30, 2018, as reported by the OTCQB, was approximately $9.0 million.

As of March 1, 2019, there were 29,253,278 shares of Common Stock, $0.01 par value, outstanding.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2018 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

Item 1. Business.

Overview and History

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

The organization chart below outlines our basic domestic corporate structure as of December 31, 2018.

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

Employees

As of December 31, 2018, we had 50 employees: 28 are employed by HGP, 14 by NLEX, and eight by Equity Partners.

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

Legislation in the United States, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. The mandatory adoption of XBRL reporting in 2011 has also increased our costs paid to third party service providers. As regulatory and compliance guidelines continue to evolve, we may incur additional costs in the future, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The SEC maintains an Internet site at http://www.sec.gov that contains the reports and information statements and other information we file electronically. Our website address is www.heritageglobalinc.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

During 2012, we expanded our operations to the United Kingdom (“UK”), Spain, and Germany. Our UK operations are conducted in pounds sterling (£) and our Spain and Germany operations are conducted in euros (€), rather than in U.S. dollars. To date we have been required to use funds generated by our U.S. operations to meet a portion of our European obligations as they come due. We thereby incur exchange rate risk. We conduct some of our asset liquidation transactions in currencies other than the U.S. dollar, which exposes us to foreign exchange risk.  Although this risk has not had a material impact on our business and operations to date, failure to anticipate and adequately manage this risk could have a material adverse effect on our financial condition and our results of operations.

The auction portion of our asset liquidation business may be subject to a variety of additional costly government regulations.

Many states and other jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions, which may also apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We may incur additional costs in the future to comply with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, and cause us to prohibit the listing of certain items, or otherwise adversely affect our financial condition or operating results.

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

Disruptions to information systems and those of certain third-party service providers utilized by us could adversely impact our operations, reputation and brand.

The protection of client, employee and company data is extremely important to us. The regulatory environment surrounding information security and privacy is becoming increasingly demanding and frequently changing in the jurisdictions in which we do business. Clients and employees have expectations that we will protect their information from cyber-attacks and other security breaches. We have implemented systems and processes that are designed to protect personal and company information and to prevent data losses, however, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. As part of our information systems infrastructure, we rely increasingly upon third-party service providers to perform services related to our asset liquidation services. Any failure on our part or by these third-party service providers to maintain the security of our confidential data and our client and employee personal information could result in business disruption, damage to reputation, financial obligations, lawsuits, sizable fines and costs, and loss of employee and client confidence in our Company, and thus could have a material adverse impact on our business and financial condition, and adversely affect our results of operations. A significant security breach could require future expenditures to implement additional security measures to protect against new privacy threats or to comply with state, federal and international laws aimed at addressing those threats.

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

Provisions in our Articles of Incorporation, as amended, could prevent or delay stockholders’ attempts to replace or remove current management.

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

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. A significant percentage of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

Changes in tax laws or their interpretations, or becoming subject to additional foreign, U.S. federal, state or local taxes, could negatively affect our business, financial condition and results of operations.

We are subject to extensive tax liabilities, including U.S. federal and state taxes. Changes in tax laws or their interpretations could decrease the amount of earnings we retain, the value of any tax loss carry forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase and our net income would be reduced, which could have a material adverse effect on our effective tax rate, business, financial condition and results of operations.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2018, we do not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 36.9% of our common stock as of March 1, 2019. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are San Diego, CA and Burlingame, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. We also maintain offices in Los Angeles, CA; Scottsdale, AZ; Farmington Hills, MI and Easton, MD. The Edwardsville office is leased from a related party, as discussed in Note 13 to our consolidated financial statements.

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

The following table sets forth the high and low prices for our common stock, as quoted on the OTCQB, for the calendar quarters from January 1, 2017 through December 31, 2018, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions, and are quoted in U.S. dollars:

Quarter Ended	High	Low
March 31, 2017	$0.77	$0.33
June 30, 2017	0.49	0.28
September 30, 2017	0.52	0.26
December 31, 2017	0.57	0.30

March 31, 2018	$0.51	$0.32
June 30, 2018	0.55	0.32
September 30, 2018	0.73	0.40
December 31, 2018	0.78	0.36

On March 1, 2019, the closing price for a share of our common stock as quoted on the OTCQB was $0.44.

The following table sets forth the high and low prices for our common stock, as quoted on the CSE, for the calendar quarters from January 1, 2017 through December 31, 2018, based on inter-dealer quotations, without retail mark-up, mark-down or commissions. These prices may not represent actual transactions, and are quoted in Canadian dollars:

Quarter Ended	High	Low
March 31, 2017	$0.84	$0.51
June 30, 2017	0.58	0.36
September 30, 2017	0.50	0.32
December 31, 2017	0.55	0.41

March 31, 2018	$0.65	$0.41
June 30, 2018	0.64	0.41
September 30, 2018	0.91	0.55
December 31, 2018	0.96	0.50

On March 1, 2019, the closing price for a share of our common stock as quoted on the CSE was Canadian $0.53.

Holders

As of March 1, 2019, we had approximately 375 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2018, we do not have any preferred stock outstanding which has any preferential dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On June 1, 2018, we issued 600,000 shares of Company restricted common stock in connection with an addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities.

None.

Item 6. Selected Financial Data.

As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto, included in Item 15 of this Report. Our accounting policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Business Overview, Recent Developments and Outlook

Please see Item 1 of this Report for an overview of our business and recent developments. Please see Item 1A of this Report for a discussion of the risk factors that may impact our current and future operations, and financial condition.

Liquidity and Capital Resources

Liquidity

At December 31, 2018, we had a working capital deficit of $2.5 million, as compared to a working capital deficit of $5.6 million at December 31, 2017, a decrease in the deficit of $3.1 million.

Our current assets increased to $7.7 million compared to $3.0 million at December 31, 2017. Within current assets, the most significant change was an approximate $2.2 million increase in cash and cash equivalents, primarily as a result of our net income of $3.8 million during the year, and an approximate $2.2 million increase in equipment inventory related to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018.

Our current liabilities increased to $10.2 million as compared to $8.7 million at December 31, 2017.  The most significant change was a $3.1 million increase in accounts payable and accrued liabilities, primarily the result of timing of certain auction settlement liabilities, and an increase of $0.8 million in third party debt due to the net borrowings on the credit facility we entered into with a third party bank on September 27, 2018 (the “Credit Facility”), offset by a $2.8 million decrease in the current portion of contingent consideration due to timing of the final contingent consideration payment owed to the former owner (and current president) of NLEX in 2018.

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2019 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1,260,000, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021. On September 27, 2018 we entered into the Credit Facility with First Choice Bank, for a $1.5 million revolving line of credit. The Credit Facility matures on October 5, 2019 and accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100 per month. During the fourth quarter of 2018, the Company had borrowed $1.3 million on the line of credit and made one repayment of $0.5 million, resulting in a balance of $0.8 million as of December 31, 2018.

During 2018, our primary sources of cash were the operations of our asset liquidation business.  Cash disbursements during 2018 consisted primarily of debt repayment including interest of $1.5 million, payment of the contingent consideration owed to the former owner (and current president) of NLEX in the amount of $2.6 million, purchases of inventory and payment of operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2018 and 2017, we had stockholders’ equity of $7.6 million and $3.5 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments.  We expect to be able to finance our future operations through a combination of our asset liquidation business, our Credit Facility with an available line of credit balance of $0.7 million at December 31, 2018 and securing additional debt financing if needed. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties.  Additionally as of December 31, 2018, in connection with an acquisition with partners of a pharmaceutical campus in Huntsville, Alabama, the Company has a contractual obligation to make minimum guaranteed distribution payments to a partner totaling approximately $3.8 million by no later than May 26, 2020. We plan to satisfy the aforementioned contractual obligation using asset sales proceeds from the acquisition. Capital requirements are generally limited to our purchases of surplus and distressed assets.  We believe that our current capital resources, including available borrowing capacity from our Credit Facility, are sufficient for these requirements.  In the event additional capital is needed, we believe we can obtain additional debt financing through either related party loans or through a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2018 were $4.3 million compared to $2.1 million at December 31, 2017.

Cash provided by operating activities. Cash provided by operating activities was $7.5 million during 2018 as compared to $1.2 million during 2017. The approximate $6.3 million increase was primarily attributable to a $1.8 million favorable change in the net income (loss) adjusted for noncash items plus a net favorable change of $4.5 million in the operating assets and liabilities in 2018 compared to 2017.

The significant changes in operating assets and liabilities during 2018 as compared to 2017 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities. Cash used in investing activities during 2018 was $2.9 million, as compared to $44,000 during 2017. The approximate $2.8 million increase was attributable to an equity method real estate investment related to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018.

Cash used in financing activities. Cash used in financing activities was $2.5 million during 2018, as compared to $1.6 million during 2017. The 2018 activity consisted primarily of a $1.3 million draw on our Credit Facility, offset by $0.4 million of repayments to Street Capital, $0.8 million of repayments on third party debt and $2.6 million of contingent consideration paid to the former owner (and current president) of NLEX. The 2017 activity consisted of a draw and full repayment within our related party line of credit, $0.6 million of repayments to Street Capital, and $0.9 million of contingent consideration paid to the former owner (and current president) of NLEX.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations for 2018 and 2017 (in thousands).

	Year ended December 31,
	2018	2017
Revenues:
Services revenue	$21,658	$17,937
Asset sales	2,006	2,192
Total revenue	23,664	20,129
Operating costs and expenses:
Cost of services revenue	2,904	3,007
Cost of asset sales	1,144	1,706
Selling, general and administrative	15,219	13,597
Settlement accrual (Note 9)	-	1,142
Depreciation and amortization	319	313
Total operating costs and expenses	19,586	19,765
Operating income	4,078	364
Fair value adjustment of contingent consideration	157	(938)
Interest and other expense, net	(214)	(95)
Income (loss) before income tax expense (benefit)	4,021	(669)
Income tax expense (benefit)	270	(420)
Net income (loss)	$3,751	$(249)

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

2018 Compared to 2017

Revenues and cost of revenues – Revenues were $23.7 million in 2018 compared to $20.1 million in 2017 and costs of services revenue and asset sales were $4.0 million in 2018 compared to $4.7 million in 2017. The gross profits were therefore $19.6 million in 2018 compared to $15.4 million in 2017, an increase of approximately $4.2 million or approximately 27%. The cost of services revenue decreased during 2018 as compared to 2017, and services revenue increased during 2018 as compared to 2017, based on a higher volume of deals for the Equity Partners and NLEX divisions, which have lower direct costs as compared to deals for HGP. Because we conduct our asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period and the mix of services revenue and asset sales will vary from period to period, the operations should be considered as a whole rather than on a line-by-line basis. The gross profit is a function of the volume, size and timing of asset liquidation transactions conducted during the year.

Selling, general and administrative expense – Selling, general and administrative expense was $15.2 million in 2018 as compared to $13.6 million in 2017, an increase of $1.6 million or 12%. Expenses increased overall primarily due to the following: an increase in the annual performance bonus for the Equity Partners division based on improved financial performance; an increase in the annual performance bonus for the NLEX division based on changes to the incentive compensation plan; and an increase in bonus and commissions for the HGP division as compared to the prior year due to improved financial performance.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year ended December 31,
	2018	2017	% change
Compensation:
HGP	$4,433	$3,897	14%
Equity Partners	1,980	1,867	6%
NLEX	3,683	2,828	30%
HGI	496	360	38%
Stock-based compensation	289	246	17%

Consulting	303	434	-30%
Board of Directors fees	264	252	5%
Accounting, tax and legal professional fees	479	706	-32%
Insurance	354	332	7%
Occupancy	824	826	0%
Travel and entertainment	926	791	17%
Advertising and promotion	807	550	47%
Other	381	508	-25%
Total selling, general and administrative expense	$15,219	$13,597

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million in 2018 and 2017, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2018 and 2017.

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

	Year ended December 31,
	2018	2017
Net income (loss)	$3,751	$(249)
Add back:
Depreciation and amortization	319	313
Interest and other expense, net	214	95
Income tax expense (benefit)	270	(420)
EBITDA	4,554	(261)

Management add back:
Stock based compensation	289	246
Settlement accrual (Note 9)	—	1,142
Fair value adjustment of contingent consideration	(157)	938
Adjusted EBITDA	$4,686	$2,065

Recently adopted accounting pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition (Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The above stated updates became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements, except for more comprehensive disclosure requirements (see Note 2 — Revenue Recognition to our consolidated financial statements for further detail).

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

In 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business under Accounting Standards Codification (“ASC”) 805. The main provisions of ASU 2017-01 provide a screen to determine when an integrated set of assets and activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. ASU 2017-01 became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The new standard became effective for us on January 1, 2019, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. Based on our preliminary analysis, we expect the new standard to increase right-of-use assets and the lease liability by approximately $1.1 million and $1.2 million, respectively. The cumulative-effect adjustment to retained earnings is expected to be immaterial.

In 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  We are still assessing the impact of ASU 2017-04 on our consolidated financial statements.

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

Revenue recognition

On January 1, 2018, the Company adopted the new accounting standard FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method. Based on the Company’s analysis of contracts with customers in prior periods, there was no cumulative effect adjustment to the opening balance of the Company’s accumulated deficit as a result of the adoption of this new standard. We expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment — the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than as reported in its statement of operations, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (4% of total revenues for the year ended December 31, 2018), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2018, the deferred revenue balance was approximately $485,000. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

We evaluate revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis.  We have determined that we act as an agent for our fee based asset liquidation transactions and therefore we report the revenue from transactions in which we act as an agent on a net basis.

The Company also earns asset liquidation income through asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). For these transactions, in which the Company’s ownership share meets the criteria for the equity method investments under ASC 323, the Company does not record asset liquidation revenue or expense. Instead, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

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

Accounts receivable

Our accounts receivable primarily relate to the operations of our asset liquidation business. They generally consist of three major categories:  fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 8 to our consolidated financial statements for more detail regarding our accounts receivable.

Inventory

Our inventory consists of assets acquired for resale. Machinery and equipment inventory is classified as current, and historically is sold within a one-year operating cycle. Real estate inventory is generally classified as non-current due to uncertainties relating to the timing of resale. All inventory is recorded at the lower of cost or net realizable value. There is a risk that assets acquired for resale may be subsequently sold for less than their cost, or may remain unsold.  Historically, the assets’ selling prices have generally been in excess of their cost. See Note 3 to our consolidated financial statements for further detail.

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated statement of operations as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as other assets. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 2 and Note 4 to our consolidated financial statements for further detail.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, we monitor events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  We assess whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of our identifiable intangible assets at December 31, 2018 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 7 to our consolidated financial statements. No impairment charges were necessary during 2018.

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized, but is tested at least annually for impairment. We perform our annual impairment test on October 1.  Testing goodwill is a two-step process, in which the carrying amount of the reporting unit associated with the goodwill is first compared to the reporting unit’s estimated fair value. If the carrying amount of the reporting unit exceeds its estimated fair value, the fair values of the reporting unit’s assets and liabilities are analyzed to determine whether the goodwill of the reporting unit has been impaired. An impairment loss is recognized to the extent that our recorded goodwill exceeds its implied fair value as determined by this two-step process. ASU 2011-08, Testing Goodwill for Impairment, provides the option to perform a qualitative assessment prior to performing the two-step process, which may eliminate the need for further testing. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

In testing goodwill, we initially use a qualitative approach and analyze relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, we then apply a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of our goodwill relates to our acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 7 to our consolidated financial statements. No impairment charges were necessary during 2018.

Future impairment of our intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond our control. The most significant items that could impact our business and result in an impairment charge are outlined in Item 1A. of this Report.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the value of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determines the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards.  We continued to carry a full valuation allowance in 2018.  For further discussion of our income taxes, see Note 12 to our consolidated financial statements.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax (Toll Charge) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The most significant change that impacts the Company is the reduction in the corporate federal income tax rate from 35% to 21%. In a manner consistent with ASC 740, the effect of a change in tax law or rates shall be recognized at the date of enactment, accordingly, the Company accounted for the corporate federal rate reduction in the fourth quarter of 2017.

Under the guidance set forth in the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. As of the third quarter of 2018, the Company had finalized its 2017 federal income tax return and as such, completed the accounting for the income tax effects of the Tax Act. Any future adjustments required due to additional guidance or changes in the interpretations of the Tax Act will be recorded as discrete adjustments to the income tax expense in the period in which such changes occur.

Contingent consideration

As of December 31, 2018 the Company had fully satisfied the previously recorded contingent consideration balance. We previously recorded contingent consideration related to an earn-out provision payable to the former owner and current president of NLEX David Ludwig that was part of the consideration for the acquisition of NLEX in 2014. The estimated fair value assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value was assessed quarterly, and any adjustments, together with the accretion of the present value discount, were reported as a fair value adjustment on the Company’s consolidated statement of operations. The Company adjusted its contingent consideration liability to the fair value of the remaining earn-out payment to David Ludwig, and subsequently made the final payment, resulting in a contingent consideration balance of zero. See Note 10 to our consolidated financial statements for more discussion of the contingent consideration.

Liabilities and contingencies

We are involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case by case basis, we evaluate the likelihood of possible outcomes for these contingent matters. Based on this evaluation, we determine whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, we accrue the estimated loss in the current period.  Refer to Note 14 to our consolidated financial statements for further detail.

Stock-based compensation

Our stock-based compensation is primarily in the form of options to purchase common shares. The fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of our stock options is based on a variety of factors including, but not limited to, the price of our common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of our stock-based compensation plans do not require that we settle any options by transferring cash or other assets, and therefore we classify the option awards as equity. See Note 15 to our consolidated financial statements for further discussion of our stock-based compensation.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2018 and 2017, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Under our Articles of Incorporation, the Board is divided into three classes, with the total number of directors to be not less than five and not more than nine. Each director is to serve a term of three years or until his or her successor is duly elected and qualified. As of the date hereof, the Board consists of seven members: three Class I directors (Messrs. Dove, Perlis and Shimer), two Class II directors (Messrs. Hexner and Silber) and two Class III directors (Messrs. Ryan and DeMoss). The following table sets forth the names, ages and positions with us of our current directors and executive officers. With the exception of Ross Dove and Kirk Dove, who are brothers, there are no family relationships between any present executive officers and directors.

Name	Age (1)	Title
Allan C. Silber	70	Chairman of the Board
Michael Hexner	65	Director (2), (3)
Samuel L. Shimer	55	Director (2), (3), (4)
J. Brendan Ryan	76	Director (2), (4)
Morris Perlis Emmett DeMoss	70 82	Director (2), (4) Director (2), (3)
Ross Dove	66	Director, Chief Executive Officer
Kirk Dove	63	Chief Operating Officer and President
Scott A. West	49	Chief Financial Officer
James Sklar	53	Executive Vice President, General Counsel, and Corporate Secretary
Kenneth Mann	51	Senior Managing Director, Equity Partners HG LLC
David Ludwig	61	President, National Loan Exchange

(1)	As of December 31, 2018
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee

Set forth below are descriptions of the backgrounds of our executive officers and directors:

Allan C. Silber, Chairman of the Board.  Mr. Silber was elected to the Board as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. In January 2011, Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President. In May 2015 in connection with the appointment of Ross Dove as Chief Executive Officer and Kirk Dove as Chief Operating Officer and President, Mr. Silber resigned the position of President.  Through December, 2018 Mr. Silber was the Chairman of Street Capital, which he founded in 1979.  Mr. Silber sits on a number of public, private and not for profit boards. Mr. Silber attended McMaster University and received a Bachelor of Science from the University of Toronto.

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

Morris Perlis, Director.  Mr. Perlis was appointed by the Board as a Class I director in May 2015.  Mr. Perlis previously served as President of Street Capital from 1992 until 2001, a period of tremendous success that included guiding our health care strategy, resulting in superior growth of three investee companies.  In addition to his past experience at Street Capital, Mr. Perlis brings a wealth of expertise gained in senior strategic and management roles with other leading organizations.  He spent 13 years with American Express Inc., including five years as President of American Express Canada.  During that time he obtained approval for, and directed the launch of, the AMEX Bank of Canada, for which he served as CEO.  Among his other responsibilities with American Express, Mr. Perlis served as Executive Vice President, responsible for that company’s U.S. personal card division, and was a key member of numerous senior level U.S. executive committees.  Mr. Perlis also spent four years as President and CEO of Mad Catz Interactive, during which time he completely re-engineered the company, leading it to become the largest third party manufacturer in its industry.  Mr. Perlis is currently the President and CEO of Morris Perlis and Associates, and is active on a number of public, private and not for profit boards.

Emmett DeMoss, Director.  Mr. DeMoss was appointed by the Board as a Class III director in August 2017.  He worked in the business sector as a Corporate Finance Officer for Dean Witter and for Hambrecht & Quist, where he managed the initial public offerings (“IPO”) of several companies. He later served as Chief Operating Officer of Grubb & Ellis (“G&E”), a commercial real estate brokerage and advisory firm, where he helped foster significant growth and led the reverse IPO of G&E. Mr. DeMoss has extensive executive leadership experience with growing businesses and was the founder, director and senior officer of Rackwise and Real Bid, the first on-line Company to offer indicative bidding for commercial real estate, which eventually merged with CoStar (Nasdaq: CSGP). He also held positions as a director and senior officer of Docutel. Mr. DeMoss received his Bachelor of Science in Mechanical Engineering from Princeton University and a Master of Business Administration in Finance from Stanford University.

Ross Dove, Chief Executive Officer and Director.  Mr. Dove was appointed by the Board as a Class I director in May 2015. Mr. Ross Dove was appointed our Chief Executive Officer in May 2015 and has served as Co-Managing Partner of Heritage Global Partners, Inc. since its founding in October 2009.  Together with his brother, Kirk Dove, Mr. Ross Dove joined our company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. During his career, Mr. Dove has been actively involved with advances in the auction industry such as theatre-style auctions, which was a first step in migrating auction events onto the Internet. Mr. Dove has been a member of the National Auctioneers Association since 1985, and a founding member of the Industrial Auctioneers Association. He served as a director of Critical Path from January 2002 to January 2005 and has served on the boards of several venture funded companies.

Kirk Dove, Chief Operating Officer and President.  Mr. Kirk Dove was appointed our Chief Operating Officer and President in May 2015 and has served as Co-Managing Partner of HGP since its founding in October 2009.  Together with his brother, Ross Dove, Mr. Kirk Dove joined our company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, including, along with his brother, the position of global president of DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. In addition to his experience with the auction business, Mr. Dove was employed at Merrill Lynch for several years as a Senior Account Executive. Mr. Dove received a Bachelor of Science in business from Northern Illinois University. He has been a member of the National Auctioneers Association since 1985.

Scott A. West, Chief Financial Officer.  Mr. West became the Chief Financial Officer of HGP in March 2014 and was appointed the Chief Financial Officer of HGI in May 2015.  Mr. West has over 25 years of multi-national executive financial accounting and business management experience serving various public and private equity funded companies, including a Fortune 500 company. He has expertise managing financial, technical, M&A and international accounting teams and has deep knowledge of SEC financial reporting, compliance with the Sarbanes Oxley Act and international accounting matters.  Mr. West is responsible for all of the Company’s financial and treasury functions including financial reporting, bank relationships, conducting internal and industry analysis to support the Company’s goals for growth, investor relations, and M&A activity.  Mr. West received a Bachelor of Science in accounting from Arizona State University.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2018, except for one Form 4 inadvertently filed late by the Company on behalf of each of Mr. Ludwig and Mr. Kirk Dove, each reporting one transaction.

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

Corporate Governance

Board Leadership and Risk Oversight

We are a small organization, with a market capitalization at December 31, 2018 of approximately $13.3 million.

Our operations, even following the acquisitions of HGP in 2012 and NLEX in 2014, remain relatively modest, with only 50 employees, as detailed in Item 1 of this Report. Given the current size and scale of our operations, we believe that the Board does not require a lead independent director in order to effectively oversee our strategic priorities. The Board meets quarterly to review our operating results. It meets annually to review and approve our strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

The Board has risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from its committees.

Board Meetings and Committees

The Board held four meetings during the fiscal year ended December 31, 2018. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. HGI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and we do not specifically consider diversity with respect to the selection of our Board nominees. Given our limited operations, we believe that we would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Shimer, or individuals with expertise that will be of value as we expand our market presence, such as Mr. Hexner, Mr. DeMoss, Mr. Ryan and Mr. Perlis. There has been no material change in the procedures by which our stockholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Shimer (Chairman), Mr. DeMoss, and Mr. Hexner, all three of whom are independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2018. In 2000, the Board approved HGI’s Audit Committee Charter, which was subsequently revised and amended in 2001 and again in 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on our website www.heritageglobalinc.com.

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

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, we have only 47 salaried employees.

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

During 2018, our named executive officers were:

Ross Dove — Chief Executive Officer. Mr. Dove (and his brother, Kirk Dove) co-founded HGP, which we acquired in 2012.  Effective May 5, 2015, Mr. Dove became our Chief Executive Officer, as more fully described in our Form 8-K filed with the SEC on May 7, 2015.

Kenneth Mann — Senior Managing Director, Equity Partners. Mr. Mann has held this position prior to and since our acquisition of Equity Partners in 2011.

David Ludwig — President, National Loan Exchange. Mr. Ludwig has held this position prior to and since our acquisition of National Loan Exchange in 2014.

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

During 2018 and 2017 all of our named executive officers were paid employees.

Mr. Mann earns a base salary of $375,000 and is eligible for a performance bonus as described below.

Mr. Dove earns a base salary of $350,000 and is eligible for a performance bonus as described below.  Further, Mr. Dove had participated in a share of our net profits and net losses earned on certain industrial auction principal and guarantee transactions which ended on September 30, 2018.  For further information on the profit share refer to Item 13 of this Report and to Note 9 to our consolidated financial statements.

Mr. Ludwig earns a base salary of $400,000 and is subject to the earn-out consideration from the acquisition of NLEX in 2014. The earn-out period ended on May 31, 2018 and Mr. Ludwig received the fourth and final earn-out payment in the amount of $2.6 million. For the period beginning on June 1, 2018, Mr. Ludwig is eligible for a performance bonus as described below.

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

For 2018, Mr. Mann was eligible for a performance bonus calculated as follows:  the first $50,000 of net operating income generated by Equity Partners (“EP NOI”) is allocated to Mr. Mann as a bonus. After the first $50,000 of EP NOI, the Equity Partners team is entitled to receive 50% of the remaining EP NOI. In addition, we make available annually a bonus in the amount of $25,000 to be allocated to a member or members of the Equity Partners team. The allocation among the Equity Partners team is determined by Mr. Mann and our Chief Executive Officer, Mr. Ross Dove. In 2018 Mr. Mann earned a bonus of $287,736, and in 2017 he earned a bonus of $268,895.  For 2019, Mr. Mann will be eligible for a performance bonus consistent with the calculation for 2018.

For 2018, Mr. Dove was eligible to receive a performance bonus calculated as follows:  after we achieve consolidated net operating income of $6,290,000, and the Heritage Global Partners auction division achieves net operating income of $990,000, Mr. Dove may share in a bonus pool of $100,000 (to be shared also with other of our officers, collectively the “Management Group”), which will be allocated at management’s discretion.  After this, the Management Group receives 10% of the first $500,000 of net operating income above $6,290,000 (net operating income from $6,290,000 – $6,790,000), and then 20% of the net operating income in excess of $6,790,000. In 2018, Mr. Dove did not earn a bonus as the bonus criteria was not met. For 2019, Mr. Dove will be eligible to receive a performance bonus calculated as follows: after we achieve consolidated net operating income of $4,160,000 and the Heritage Global Partners auction division achieves net operating income of $2,031,000, Mr. Dove may share in a bonus pool of 5% of consolidated net operating income (to be shared also with the Management Group). Alternatively, if we achieve consolidated net operating income between 70% and 100% of $4,160,000 and the Heritage Global Partners auction division achieves net operating income between 70% and 100% of $2,031,000, the Management Group will share a bonus applicable to a tiered system ranging from 2% - 5% of consolidated net operating income.

For 2018, Mr. Ludwig was eligible to receive a performance bonus calculated in accordance with an Addendum to the Employment Agreements of David and Tom Ludwig (the “Addendum”), effective on June 1, 2018 and further described in our Form 8-K filed with the SEC on April 24, 2018. Pursuant to the Addendum, for each calendar year, NLEX will allocate thirty percent of its Net Operating Income in the aggregate for cash incentive awards. Also pursuant to the Addendum, for each calendar year, NLEX will allocate twenty percent of its Principal Net Operating Income for cash incentive awards. Each year David Ludwig will recommend to our Board of Directors the NLEX employees (including David Ludwig) entitled to receive a portion, as well as the portion to be received. In 2018 Mr. Ludwig earned a bonus of $386,544. For 2019, Mr. Ludwig will be eligible for a performance bonus consistent with the calculation for 2018.

As Mr. Ludwig’s, Mr. Dove’s and Mr. Mann’s bonuses are closely tied to our profitability, we believe the bonus structure does not encourage inappropriate risk-taking on their part.

Equity Incentive Grants

In keeping with our philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives can comprise a significant component of our executives’ total compensation package. These incentives are designed to motivate and reward executives for maximizing shareholder value and encourage the long-term employment of key employees. Our objective is to provide executives with above-average, long-term incentive award opportunities.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation. In 2016, our named executives participated in a Company-wide stock option grant.  As part of the grant the named executives received options to purchase an aggregate 825,000 shares of our common stock at a strike price of $0.45 per share.  On June 1, 2018, the Company granted 300,000 shares of Company restricted common stock in connection with an addendum to the Employment Agreement of David Ludwig (see “— Executive and Director Compensation – Tabular Disclosure — Grants of Plan-Based Awards,” below, for details). No options were granted to any of our named executive officers during 2017 and 2018.

Other Benefits

In connection with the terms of the related party line of credit as more fully described in Item 13 of this Report and Note 9 to our consolidated financial statements, the Company paid approximately $87,000 to Mr. Dove based on the profit share provision for principal and guarantee transactions that occurred in 2017 and the first three quarters of 2018.

Additional benefits provided to the named executive officers during 2018 and 2017 were the payment of an automobile allowance of $14,879 to Mr. Ross Dove and the payment of club membership dues for Mr. Ludwig ($10,117 in 2018 and $7,852 in 2017).  There were no pension or change in control benefits in either 2018 or 2017.

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

Upon termination of employment by us without cause, Mr. Ludwig is entitled to receipt of his base salary, payable in equal monthly installments that would have been received through the last day of the term of the Employment Agreement of David Ludwig.

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

Executive and Director Compensation – Tabular Disclosure

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2018 and 2017 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[3]		All Other Compensation ($)		Total ($)

Ross Dove	2018	350,000	—	—	(3)	102,072	(1)	452,072
Chief Executive Officer	2017	350,000	—	—		14,029	(1)	364,029

Kenneth Mann	2018	375,000	287,736	—	(3)	—		662,736
Senior Managing Director, Equity Partners	2017	375,000	268,895	—		—		643,895

David Ludwig	2018	400,000	386,544	129,000	(3)	2,627,799	(2)	3,543,343
President, National Loan Exchange	2017	400,000	—	—		903,752	(2)	1,303,752

(1)	This amount represents payment for the profit share provision for principal and guarantee transactions of approximately $87,000 during 2018. The remaining amounts represent an automobile allowance.
(2)

This amount includes the contingent consideration payment to David Ludwig in connection with the acquisition of NLEX in 2014, and membership dues. Membership dues paid on behalf of Mr. Ludwig were $10,117 and $7,852 for 2018 and 2017, respectively.

(3)	See “— Grants of Plan-Based Awards,” below, for details regarding the assumptions made in the valuation of these stock awards.

Grants of Plan-Based Awards

On June 1, 2018, the Company granted 300,000 shares of Company restricted common stock in connection with an addendum to the Employment Agreement of David Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. All restricted common stock was issued with grant date fair value of $0.43 per share and an exercise price of zero. No option grants were made to our named executive officers noted above during 2017 and 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards at December 31, 2018.

Name	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price($/Sh)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested
Kenneth Mann	150,000	(1)	—	(1)	$1.00	March 11, 2020	N/A		N/A
Kenneth Mann	150,000	(2)	150,000	(2)	$0.45	December 9, 2026	N/A		N/A
David Ludwig	100,000	(2)	100,000	(2)	$0.45	December 9, 2026	N/A		N/A
David Ludwig	—		—		N/A	N/A	300,000	(3)	$0.43
Ross Dove	312,500	(1)	—	(1)	$2.00	February 28, 2019	N/A		N/A
Ross Dove	162,500	(2)	162,500	(2)	$0.45	December 9, 2026	N/A		N/A

(1)	These options are fully vested.
(2)	The options vest 25% annually beginning on the first anniversary of the December 9, 2016 grant date.
(3)

The Company granted 300,000 shares of Company restricted common stock in connection with an addendum to the Employment Agreement of David Ludwig (as described previously in “Grants of Plan-Based Awards”).

There were no adjustments or changes in the terms of any of our option awards in 2018 or 2017.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2018 by each person serving as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Allan C. Silber	102,000	2,967	104,967
Samuel L. Shimer	40,000	2,967	42,967
Morris Perlis	28,000	2,967	30,967
J. Brendan Ryan	26,000	2,967	28,967
Michael Hexner	34,000	2,967	36,967
Emmett DeMoss	34,000	10,397	44,397
Ross Dove (2)	—	—	—

(1)

The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The number of shares underlying stock options granted during 2018 for each of the directors listed in the table was as follows: Mr. Silber — 10,000; Mr. Perlis — 10,000; Mr. Ryan — 10,000; Mr. Shimer — 10,000; Mr. Hexner — 10,000; Mr. DeMoss — 35,000.
(2)	Mr. Dove was not compensated as a director during 2018 due to the compensation he received for his employment as one of our officers.

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

Stock Option Plans

At December 31, 2018, we had four stock-based employee compensation plans, which are described in Note 15 of our consolidated financial statements included in Item 15 of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 1, 2019, except as otherwise footnoted, by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 1, 2019, there are 29,253,278 shares of common stock and 569 shares of Class N Preferred stock issued and outstanding. Each share of Class N Preferred Stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	4,441,145	(3)	14.6%
Ross Dove	2,311,600	(4)	7.6%
Kirk Dove	1,833,200	(5)	6.0%
Zachary Capital L.P.	1,613,454	(6)	5.3%
David Ludwig	692,500	(7)	2.3%
Kenneth Mann	401,967	(8)	1.3%
Morris Perlis	380,139	(9)	1.3%
Samuel L. Shimer	170,889	(10)	*%
J. Brendan Ryan	157,500	(11)	*%
Emmett DeMoss	33,750	(12)	*%
Michael Hexner	20,000	(13)	*%
All Executive Officers and Directors as a Group (12 people)	11,225,168		37.0%

*	Indicates less than one percent.
(1)

Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Heritage Global Inc. unless otherwise indicated.

(2)

As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days of March 1, 2019 have been exercised or converted, as the case may be.

(3)	Includes 27,500 shares of common stock issuable pursuant to options.
(4)	Includes 162,500 shares of common stock issuable pursuant to options, and 1,155,000 shares of common stock held of record by a trust that is jointly controlled by the Messrs. Ross and Kirk Dove.
(5)

Includes (i) 162,500 shares of common stock issuable pursuant to options, (ii) 1,155,000 shares of common stock held of record by a trust that is jointly controlled by the Messrs. Ross and Kirk Dove, and (iii) 10,000 shares of common stock held by an immediate family member of Mr. Kirk Dove.

(6)

Unrelated third party with beneficial ownership greater than 5.0%, based solely upon a Schedule 13G filed on July 21, 2015 with the SEC.  Zachary Capital L.P.’s address is 12 Castle Street, Helier, Jersey, JE2 3RT.

(7)	Includes 100,000 shares of common stock issuable pursuant to options. Mr. Ludwig’s address is c/o National Loan Exchange Inc., 10 Sunset Hills Professional Center, Floor 1, Edwardsville, IL 62025.
(8)	Includes 270,000 shares of common stock issuable pursuant to options. Mr. Mann’s address is c/o Equity Partners HG LLC, 16 N. Washington St, Easton, MD 21601.
(9)	Includes 27,500 shares of common stock issuable pursuant to options.
(10)	Includes 57,500 shares of common stock issuable pursuant to options.
(11)	Includes 57,500 shares of common stock issuable pursuant to options.
(12)	Includes 8,750 shares of common stock issuable pursuant to options.
(13)	Represents shares of common stock issuable pursuant to options.

We are not aware of any arrangements, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2018, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	310,000	$1.45	—
Heritage Global Inc. 2016 Stock Option Plan	2,453,900	$0.45	354,220

Equity compensation plans not approved by security holders:
2010 Non-Qualified Stock Option Plan	915,000	$0.46	335,000
Options issued upon acquisition of HGP	625,000	$2.00	—
Total	4,303,900	$0.75	689,220

(1)	For a description of the material terms of these plans, see Note 15 to our consolidated financial statements included in Item 15 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

See Item 7 of this Report for discussion of our changes in the ownership and control by Street Capital, its former majority owner and parent. See Item 11of this Report for descriptions of the terms of employment, consulting and other agreements between us and certain officers and directors.

Transactions with Street Capital

Allan Silber, the Chairman of our Board, was also the Chairman of Street Capital through December 2018.

Loan Agreement

The Street Capital Loan was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced (the “Street Capital Loan”). The Street Capital Loan was secured by our assets.

In 2014, following Street Capital’s distribution of its ownership interest in our Company to Street Capital stockholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall Street Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. In the third quarter of 2016, following an amendment to the loan agreement, the Street Capital Loan began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  We also agreed to a payment schedule to begin in the third quarter of 2016, and Street Capital removed the security from our assets.  As of December 31, 2017, the interest rate on the loan was 5.50%. During 2017, the largest amount outstanding under the Street Capital Loan was $1.0 million, which occurred during the first quarter of 2017.  During 2017, we made payments on the loan of $0.6 million.  During 2018, the Company terminated the existing Street Capital Loan through the repayment of all principal and interest outstanding. Please see Note 9 to our consolidated financial statements for further discussion of transactions with Street Capital.

Transactions with Other Related Parties

As part of the operations of NLEX, we lease office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid for the lease in both 2018 and 2017 was $0.1 million, which was paid in its entirety directly to David Ludwig.

In the fourth quarter of 2016, we entered into a related party secured promissory note with an entity owned by certain executive officers of our company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, we received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  We are required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by us on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which we purchase assets for resale. Guarantee transactions are those in which we guarantee our client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date we close a new credit facility with a financial institution. Ross Dove and Kirk Dove each have an equal 50% share in the payments made to the Entity. For additional information on the Line of Credit refer to the Form 8-K filed with the SEC on December 27, 2016.  On November 21, 2017, we utilized the Line of Credit by drawing $750,000, which was repaid in full on December 22, 2017 resulting in approximately $4,000 of interest expense. During the year ended December 31, 2018, the Company made aggregate payments of approximately $179,000 to the respective parties based on the profit share provision for principal and guarantee transactions that occurred in 2017 and the first three quarters of 2018. In connection with the Company entering into the Credit Facility with a third party bank on September 27, 2018, the Company terminated the Line of Credit.

In connection with the acquisition of NLEX in 2014, we pay the former owner and current president of NLEX (“David Ludwig”) an earn-out provision, calculated as 50% of the Net Profits (as defined in the NLEX stock purchase agreement) of NLEX for each of the four years following the closing of the acquisition. During 2018 the Company paid David Ludwig $2.6 million for his final earn-out provision payment.

Director Independence

Our securities are quoted on the OTC market and the Canadian Securities Exchange. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board annually undertakes a review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his or her immediate family and HGI and its subsidiaries and affiliates. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. As a result of this review in 2018, the Board affirmatively determined that during 2018 Messrs. Hexner, Ryan, Shimer, Perlis and DeMoss were deemed “independent” as defined under the Nasdaq Marketplace Rules. The Board further determined that each of the foregoing directors met the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected Squar Milner LLP (“Squar Milner”) as our independent registered public accounting firm for the fiscal year ended December 31, 2018. Squar Milner has served as our independent registered public accounting firm since the fiscal year ended December 31, 2014.  All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

The following is a summary of the fees paid or expected to be paid to Squar Milner for professional services rendered for the fiscal years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Audit fees	$126	$126
Audit-related fees, tax fees, and all other fees	—	—
Total	$126	$126

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

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carry forwards and other general tax services. For 2018 and 2017, these services were provided by an independent accounting firm other than Squar Milner.

All Other Fees

We did not incur fees for any other services provided by our principal accountant during the years ended December 31, 2018 and 2017.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy to pre-approve services performed by the independent registered public accounting firm. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chairman or any of its other members pursuant to delegated authority) for approval.  All fees related to audit services during 2017 and 2018 were pre-approved by the Audit Committee.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Income (loss) for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1(i)	Amended and Restated Articles of Incorporation. (1)

3.2(ii)	Bylaws as amended. (2)

3.2(iii)	Articles of Amendment to the Amended and Restated Articles of Incorporation. (6)

3.2(iv)	Articles of Amendment to the Amended and Restated Articles of Incorporation. (13)

10.1*	2003 Stock Option and Appreciation Rights Plan. (3)

10.2*	2010 Non-Qualified Stock Option Plan. (7)

10.3*	Form of Option Grant for Options Granted Under 2003 Stock Option and Appreciation Rights Plan. (13)

10.4	Sixth Amendment to Loan Agreement between C2 Global Technologies Inc. and Street Capital dated January 26, 2004, dated as of May 5, 2009. (5)

10.5*	Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan. (8)

10.6*	Stock option grant notice to Ross Dove effective February 29, 2012. (13)

10.7*	Stock option grant notice to Kirk Dove effective February 29, 2012. (13)

10.8*	Mutual Separation and Transition Agreement with Adam Reich, effective as of June 30, 2013. (10)

10.9*	Mutual Separation and Transition Agreement with Jonathan Reich, effective as of June 30, 2013. (10)

10.10*	Management Services Agreement between Heritage Global Inc. and Street Capital, effective as of May 1, 2014. (11)

10.11	Stock Purchase Agreement between Heritage Global Inc., National Loan Exchange, Inc., and David Ludwig, signed on June 2, 2014 and effective as of May 31, 2014. (12)

10.12	Promissory Note by and between Heritage Global Inc. and Harvey Frisch, effective as of June 19, 2014. (13)

10.13	Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of December 31, 2014. (13)

10.14	Second Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of January 15, 2016. (13)

Exhibit Number	Title of Exhibit
10.15*	Employment Agreement between Kenneth Mann and Equity Partners CRB LLC effective as of March 10, 2011. (9)

10.16*	Employment Agreement between Ross Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (13)

10.17*	Employment Agreement between Kirk Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (13)

10.18*	Employment Agreement between James Sklar and Heritage Global Partners, Inc. effective as of June 23, 2013. (13)

10.19*	Employment Agreement between Scott A. West and Heritage Global Partners, Inc. effective as of March 6, 2014. (13)

10.20*	Employment Agreement between David Ludwig and National Loan Exchange, Inc. effective as of May 31, 2014. (13)

10.21	Purchase and Sale Agreement between 737 Gerrard Road, LLC and International Auto Processing Inc., effective as of March 11, 2016. (13)

10.22	Assignment of Purchase and Sale Agreement by International Auto Processing, Inc. to International Investments and Infrastructure, LLC, effective as of June 16, 2016. (14)

10.23	Secured Promissory Note by and between Heritage Global Inc. and the Dove Holdings Corporations, effective as of December 23, 2016. (15)

10.24	Loan Agreement between Heritage Global Partners, Inc. and the Zel Dove Trust UAD 10/31/2006, effective as of January 12, 2016. (16)

10.25	Loan Agreement between Heritage Global Partners, Inc., the Dove Holdings Corporation, and Ross Dove, effective as of August 17, 2016. (16)

10.26*	Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan. (17)

10.27*	2016 Stock Option Plan. (17)

10.28*	Addendum to Employment Agreements, effective June 1, 2018, by and between Heritage Global Inc., National Loan Exchange, Inc., Tom Ludwig and David Ludwig. (18)

10.29	Secured Promissory Note by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018. (19)

10.30	Business Loan Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018. (20)

14	C2 Global Technologies Inc. Code of Conduct. (4)

21	List of subsidiaries. (filed herewith)

23.1	Consent of Squar Milner LLP. (filed herewith)

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

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Title of Exhibit

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, file number 0-17973.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998, file number 0-17973.
(3)	Incorporated by reference to our Definitive Proxy Statement for the November 26, 2003 annual stockholder meeting.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(6)	Incorporated by reference to our Definitive Schedule 14C Information Statement filed on December 23, 2010.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on January 24, 2011.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2013.
(11)	Incorporated by reference to our Current Report on Form 8-K filed on May 1, 2014.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on June 6, 2014.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on July 8, 2016.
(15)	Incorporated by reference to our Current Report on Form 8-K filed on December 27, 2016.
(16)	Incorporated by reference to our Current Report on Form 8-K filed on November 4, 2016.
(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2017.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on April 24, 2018.
(19)	Incorporated by reference to our Current Report on Form 8-K filed on December 27, 2016.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on October 3, 2018.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 11, 2019	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Ross Dove

/s/ Michael Hexner	Director	March 11, 2019
Michael Hexner

/s/ Morris Perlis	Director	March 11, 2019
Morris Perlis

/s/ J. Brendan Ryan	Director	March 11, 2019
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 11, 2019
Samuel L. Shimer

/s/ Emmett DeMoss	Director	March 11, 2019
Emmett DeMoss

/s/ Allan C. Silber	Chairman of the Board of Directors	March 11, 2019
Allan C. Silber

INDEX OF FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 11, 2019

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,268	$2,109
Accounts receivable (net of allowance for doubtful accounts of $0 in 2018; $110 in 2017)	400	384
Inventory – equipment	2,405	170
Other current assets	607	357
Total current assets	7,680	3,020
Property and equipment, net	175	145
Equity method investments	2,767	14
Intangible assets, net	3,627	3,877
Goodwill	6,158	6,158
Other assets	224	236
Total assets	$20,631	$13,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,101	$5,019
Current portion of related party debt	—	382
Current portion of third party debt	1,178	356
Contingent consideration	—	2,774
Other current liabilities	892	133
Total current liabilities	10,171	8,664
Non-current portion of third party debt	438	786
Other non-current liabilities	1,838	—
Deferred tax liabilities	584	512
Total liabilities	13,031	9,962

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at December 31, 2018 and December 31, 2017	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,253,278 shares at December 31, 2018 and 28,470,148 shares at December 31, 2017	293	285
Additional paid-in capital	284,751	284,396
Accumulated deficit	(277,373)	(281,124)
Accumulated other comprehensive loss	(77)	(75)
Total stockholders’ equity	7,600	3,488
Total liabilities and stockholders’ equity	$20,631	$13,450

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of US dollars, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenues:
Services revenue	$21,658	$17,937
Asset sales	2,006	2,192
Total revenues	23,664	20,129

Operating costs and expenses:
Cost of services revenue	2,904	3,007
Cost of asset sales	1,144	1,706
Selling, general and administrative	15,219	13,597
Depreciation and amortization	319	313
Settlement accrual (Note 9)	—	1,142
Total operating costs and expenses	19,586	19,765
Operating income	4,078	364
Fair value adjustment of contingent consideration	157	(938)
Interest and other expense, net	(214)	(95)
Income (loss) before income tax expense (benefit)	4,021	(669)
Income tax expense (benefit)	270	(420)
Net income (loss)	$3,751	$(249)

Weighted average common shares outstanding – basic	28,581,654	28,468,545
Weighted average common shares outstanding – diluted	28,894,927	28,468,545
Net income (loss) per share – basic	$0.13	$(0.01)
Net income (loss) per share – diluted	$0.13	$(0.01)

Comprehensive income (loss):
Net income (loss)	$3,751	$(249)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	(4)
Comprehensive income (loss)	$3,749	$(253)

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2016	569	$6	28,470,148	$285	$284,149	$(280,875)	$(71)	$3,494
Issuance of common stock from stock option awards	—	—	10,000	—	1			1
Stock-based compensation expense	—	—	—	—	246	—	—	246
Net loss	—	—	—	—	—	(249)	—	(249)
Foreign currency translation adjustments	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2017	569	6	28,480,148	285	284,396	(281,124)	(75)	3,488
Issuance of common stock from stock option awards	—	—	173,130	2	72	—	—	74
Issuance of restricted common stock	—	—	600,000	6	(6)	—	—	—
Stock-based compensation expense	—	—	—	—	289	—	—	289
Net income	—	—	—	—	—	3,751	—	3,751
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$3,751	$(249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accrued interest added to principal of related party debt	8	33
Settlement accrual (Note 9)	—	1,142
Fair value adjustment of contingent consideration	(157)	938
Stock-based compensation expense	289	246
Depreciation and amortization	319	313
Changes in operating assets and liabilities:
Accounts receivable, net	(16)	863
Inventory – equipment	(2,235)	93
Other assets	(238)	12
Accounts payable and accrued liabilities	3,839	(1,761)
Other non-current liabilities	1,838	—
Deferred tax liabilities	72	(448)
Net cash provided by operating activities	7,470	1,182

Cash flows used in investing activities:
Purchase of property and equipment	(99)	(44)
Investment in equity method investments	(2,753)	—
Net cash used in investing activities	(2,852)	(44)

Cash flows used in financing activities:
Proceeds from debt payable to related party	—	750
Proceeds from debt payable to third parties	1,300	—
Repayment of debt payable to related party	(390)	(1,413)
Repayment of debt payable to third parties	(826)	—
Payment of contingent consideration	(2,617)	(897)
Proceeds from exercise of options to purchase common shares	74	1
Net cash used in financing activities	(2,459)	(1,559)
Net increase (decrease) in cash and cash equivalents	2,159	(421)
Cash and cash equivalents at beginning of year	2,109	2,530
Cash and cash equivalents at end of year	$4,268	$2,109

Supplemental cash flow information:
Cash paid for income taxes	$56	$23
Cash paid for interest	$249	$3
Non-cash Financing Activities:
Promissory note issued in connection with settlement accrual (Note 9)	$—	$1,142

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

Nature of Business

The Company earns revenue both from commission or fee-based services, and from the sale of distressed or surplus assets. With respect to the former, revenue is recognized as the services are provided. With respect to the latter, the majority of the asset sale transactions are conducted directly by the Company and the revenue is recognized in the period in which the asset is sold. Fee based revenue is reported as services revenue, and the associated direct costs are reported as cost of services revenue. At the balance sheet date, any unsold assets which the Company owns are reported as inventory, any outstanding accounts receivable are included in the Company’s accounts receivable, and any associated liabilities are included in the Company’s accrued liabilities. Equipment inventory is expected to be sold within a year and is therefore classified as a current asset.

The remaining asset sale transactions involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC 323 are accounted for as equity method investments, and, accordingly, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. Although the Company generally expects to exit each of its investments in Joint Ventures in less than one year, they are classified on the balance sheet as non-current assets due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets. As the activity of the Joint Ventures involves asset purchase/resale transactions, which is similar in nature to the Company’s other asset liquidation activities, the earnings (losses) of the Joint Ventures are included in the operating income/loss in the accompanying consolidated statements of operations.

Liquidity

In prior years the Company has incurred significant operating losses and has partially relied on debt financing to fund its operations.  As of December 31, 2018, the Company had an accumulated deficit of $277.4 million and a working capital deficit of $2.5 million. At December 31, 2018, the Company had cash and cash equivalents of $4.3 million and during 2018 the Company generated approximately $7.5 million in positive cash flows from operating activities. Until the Company achieves consistent profitability, it might need to continue to partially rely on debt financing to fund its operations.  Management expects that a combination of existing cash and cash equivalents, cash flows from the Company’s asset liquidation operations and proceeds from existing debt financing will generate cash flow sufficient to fund the Company’s operations through the one year period subsequent to the financial statement issuance date, and beyond.

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

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2018 and 2017, the carrying values of the Company’s cash, accounts receivable, other assets, accounts payable and accrued liabilities approximate fair value given the short term nature of these instruments.  The Company’s debt obligations approximate fair value as a result of the interest rate on the debt obligation approximating prevailing market rates.

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

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the statement of operations, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2018 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 7. No impairment charges were necessary during 2018.

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

In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 7. No impairment charges were necessary during 2018.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets.  The Company continues to carry the full valuation allowance as of December 31, 2018 based on uncertainty relating to the further utilization of the net deferred tax assets. For further discussion of our income taxes, see Note 12 to the consolidated financial statements.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax (Toll Charge) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The most significant change that impacts the Company is the reduction in the corporate federal income tax rate from 35% to 21%. In a manner consistent with ASC 740, the effect of a change in tax law or rates shall be recognized at the date of enactment, accordingly, the Company accounted for the corporate federal rate reduction in the fourth quarter of 2017.

Under the guidance set forth in the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. As of the third quarter of 2018, the Company had finalized its 2017 federal income tax return and as such, completed the accounting for the income tax effects of the Tax Act. Any future adjustments required due to additional guidance or changes in the interpretations of the Tax Act will be recorded as discrete adjustments to the income tax expense in the period in which such changes occur.

Contingent consideration

At December 31, 2018 the Company no longer carries a contingent consideration balance. We previously had an earn-out provision payable to the former owner and current president of NLEX (“David Ludwig”) that was part of the consideration for the acquisition of NLEX in 2014. The estimated fair value assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value was assessed quarterly, and any adjustments, together with the accretion of the present value discount, were reported as a fair value adjustment on the Company’s consolidated statement of operations. The Company adjusted its contingent consideration liability each reporting period to the fair value of the estimated remaining earn-out liability owed to David Ludwig. During 2018 the Company made the final contingent consideration payments to David Ludwig in the aggregate amount of $2.6 million, resulting in a contingent consideration of zero at December 31, 2018. See Note 10 to the consolidated financial statements for more discussion of the contingent consideration.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment — the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than as reported in its statement of operations, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (4% of total revenues for the year ended December 31, 2018), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2018, the deferred revenue balance was approximately

$795,000. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

We evaluate revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis.  We have determined that we act as an agent for our fee based asset liquidation transactions and therefore we report the revenue from transactions in which we act as an agent on a net basis.

The Company also earns asset liquidation income through asset liquidation transactions that involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”). For these transactions, in which the Company’s ownership share meets the criteria for the equity method investments under ASC 323, the Company does not record asset liquidation revenue or expense. Instead, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

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

Advertising

The Company expenses advertising costs in the period in which they are incurred.  Advertising and promotion expense included in selling, general and administrative expense for the years ended December 31, 2018 and 2017, was $0.8 million and $0.5 million, respectively.

Recently adopted accounting pronouncements

In 2014, the FASB issued new guidance related to revenue recognition (ASU 2014-09 Revenue from Contracts with Customers (Topic 606)). Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The guidance establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The above stated updates became effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements, except for more comprehensive disclosure requirements (see Note 2 — Revenue Recognition for further detail).

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

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months.  ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The new standard became effective for us on January 1, 2019, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. Based on our preliminary analysis, we expect the new standard to increase right-of-use assets and the lease liability by approximately $1.1 million and $1.2 million, respectively. The cumulative-effect adjustment to retained earnings is expected to be immaterial.

In 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company is still assessing the impact of ASU 2017-04 on its consolidated financial statements.

Note 3 – Inventory

As of December 31, 2018, the Company’s inventory balance largely consisted of machinery and equipment related to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018. The 110-acre campus includes three independent modern buildings with various pharmaceutical manufacturing and packing line assets. The Company’s interest in the purchase and carrying value for this inventory at December 31, 2018 was approximately $2.3 million.

Note 4 – Equity Method Investments

On November 14, 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a Joint Venture. The Company’s share of the Joint Venture is 25%. The table below details CPFH LLC’s revenues and operating loss during the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Revenues	$—	$—
Operating loss	$(115)	$—

The table below details the summarized components of assets and liabilities, as at December 31, 2018 and 2017, of CPFH LLC at those dates (in thousands):

	2018	2017
Assets	$11,064	$—
Liabilities	$168	$—

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

The table below shows the calculation of the shares used in computing diluted EPS:

	For the Year Ended December 31,
Weighted Average Shares Calculation:	2018	2017
Basic weighted average shares outstanding	28,581,654	28,468,545
Treasury stock effect of common stock options and restricted stock awards	313,273	—
Diluted weighted average common shares outstanding	28,894,927	28,468,545

For the years ended December 31, 2018 and 2017 there were potential common shares totaling approximately 1.0 million and 5.0 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 6 – Property and Equipment, net

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2018	December 31, 2017
Furniture, fixtures and office equipment	$228	$164
Software and technology assets	326	291
	554	455
Accumulated depreciation	(379)	(310)
Property and equipment, net	$175	$145

Depreciation expense related to property and equipment was $69,000 and $68,000 for the years ended December 31, 2018 and 2017, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2018 and 2017 are shown below (in thousands except for lives):

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31 2017	Amortization	Carrying Value December 31, 2018
Customer Network (HGP)	12	5.2	$136	$(22)	$114
Trade Name (HGP)	14	7.2	850	(104)	746
Customer Relationships (NLEX)	7.6	3.1	440	(110)	330
Website (NLEX)	5	0	14	(14)	—
Total			1,440	(250)	1,190

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$3,877	$(250)	$3,627

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31 2016	Amortization	Carrying Value December 31 2017
Customer Network (HGP)	12	6.2	$158	$(22)	$136
Trade Name (HGP)	14	8.2	953	(103)	850
Customer Relationships (NLEX)	7.6	4.1	550	(110)	440
Website (NLEX)	5	1.4	24	(10)	14
Total			1,685	(245)	1,440

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$4,122	$(245)	$3,877

Amortization expense during each of 2018 and 2017 was $0.3 million and $0.2 million, respectively.  No significant residual value is estimated for these intangible assets.

The Company performed its annual impairment test for the year ended December 31, 2018, in the fourth quarter, and determined that no impairment charges were necessary.

The estimated amortization expense during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2019	$236
2020	236
2021	236
2022	128
2023	125
Thereafter	229
Total	$1,190

Goodwill

As part of its acquisitions, the Company recognized goodwill of $0.6 million related to Equity Partners in 2011, $4.7 million related to HGP in 2012, and $3.5 million related to NLEX in 2014.

Goodwill consisted of the following at December 31, 2018 and 2017 (in thousands):

Acquisition	December 31, 2018	December 31, 2017
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

The Company performed its annual impairment test for the year ended December 31, 2018, in the fourth quarter, and determined that no impairment charges were necessary.

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

The Company’s allowance for doubtful accounts was $0 and $110,000 as of December 31, 2018 and 2017, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Due to auction clients	$3,113	$2,478
Sales and other taxes	293	342
Remuneration and benefits	2,112	957
Accounting, auditing and tax consulting	140	174
Customer deposits	600	102
Due to Joint Venture partners	1,367	247
Asset liquidation expenses	191	254
Interest expense	6	42
Other	279	423
Total accounts payable and accrued liabilities	$8,101	$5,019

Note 9 – Debt

Outstanding debt at December 31, 2018 and 2017 is summarized as follows (in thousands):

	2018	2017
Current:
Related party debt	$—	$382
Third party debt	1,178	356
Non-current:
Related party debt	—	—
Third party debt	438	786
Total debt	$1,616	$1,524

The Company’s related party debt (the “Street Capital Loan”) was originally entered into in 2003 and accrued interest at 10% per annum compounded quarterly from the date funds were advanced. The Street Capital Loan was originally secured by the assets of the Company.

In 2014, following Street Capital’s distribution of its ownership interest in HGI to Street Capital stockholders as a dividend in kind, the unpaid balance of the Street Capital Loan began accruing interest at a rate per annum equal to the lesser of the Wall St. Journal (“WSJ”) prime rate + 2.0%, or the maximum rate allowable by law. As of December 31, 2015, the interest rate on the loan was 5.50%. In the third quarter of 2016, following an amendment to the loan agreement, the Street Capital Loan began accruing interest at a rate per annum equal to the WSJ prime rate + 1.0%.  The Company also agreed to a monthly payment schedule to begin in the third quarter of 2016, and Street Capital removed the security from the Company’s assets.  As of December 31, 2017, the interest rate on the loan was 5.50%.  During 2018, the Company terminated the existing Street Capital Loan through the repayment of all principal and interest outstanding. See Note 13 for further discussion of transactions with Street Capital.

In the fourth quarter of 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit is charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incur interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incur interest at a rate of 8.0% per annum.  The Company is required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity is eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matures at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution. During 2017, the Company borrowed $750,000 on the Line of Credit and made one repayment of the full amount, including approximately $4,000 of interest. The total amount was outstanding for a one month period. During 2018, the Company did not draw on the Line of Credit. The Company also incurred approximately $179,000 in expense based on the profit share provision for principal and guarantee transactions, as noted above. In connection with the Company entering into a new credit facility with a third party bank on September 27, 2018, the Company terminated the related party secured promissory note with the Entity.

On September 27, 2018, Heritage Global, Inc. entered into a secured promissory note and business loan agreement (the “Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The Credit Facility matures on October 5, 2019 and replaced the Line of Credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100 per month. The Company will pay interest on the Credit Facility in regular monthly payments, beginning on November 5, 2018. The Company may prepay the Credit Facility without penalty, subject to the minimum monthly interest charge. The Company is the borrower, with certain of the subsidiaries of the Company as guarantors under the Credit Facility. The Credit Facility is secured by a first priority security interest in all of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including the preparation of timely financial statements, payment of taxes and disclosure of all material legal or administrative proceedings. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with governmental requirements, timely submission of all filings with the Securities and Exchange Commission and payment of taxes. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the fourth quarter of 2018, the Company had borrowed $1.3 million on the line of credit and made one repayment of $0.5 million, resulting in a balance of $0.8 million as of December 31, 2018.

On January 30, 2018, HG LLC, a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021. As of December 31, 2017, we accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as of December 31, 2017 as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HG LLC or HGI are insolvent or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or take any action to authorize such proceeding. During 2018 the Company made the scheduled payments on the Note totaling $385,000. The outstanding balance on the Note as of December 31, 2018 was $816,000.

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

As of December 31, 2018 and 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value.  As of December 31, 2017, the Company’s contingent consideration from the acquisition of NLEX in 2014 of $2.8 million, was the only financial asset or liability measured at fair value on a recurring basis, and was classified as Level 3 within the fair value hierarchy.  The final payment on the contingent consideration was paid during 2018. The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market. The Level 3 fair value of the contingent consideration was $2,774,000 as of December 31, 2017.

When valuing its Level 3 liabilities, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected contingent consideration payment.  The valuation of the liability was primarily based on management’s estimate of the Net Profits of NLEX (as defined in the NLEX stock purchase agreement).  Given the short term nature of the contingent consideration periods, changes in the discount rate were not expected to have a material impact on the fair value of the liability.

The following table summarizes the changes in the fair value of the contingent consideration liability during 2017 and 2018 (in thousands):

Balance at December 31, 2016	$2,733
Payment of contingent consideration	(897)
Fair value adjustment of contingent consideration	938
Balance at December 31, 2017	2,774
Payment of contingent consideration	(2,617)
Fair value adjustment of contingent consideration	(157)
Balance at December 31, 2018	$-

Note 11 – Commitments and Contingencies

At December 31, 2018, HGI’s lease commitments related to its offices in California, Illinois, Maryland, and Arizona, a warehouse space lease in the Netherlands, and an automobile lease. The California office leases expire in January 2020 and April 2021; the Illinois office lease expires in June 2023, and the Arizona office lease expires in August 2019. The automobile lease expires in May 2020 and the Netherlands warehouse lease expires in August 2019. The annual lease obligations are as shown below (in thousands):

2019	$598
2020	453
2021	222
2022	111
2023	46
Total	$1,430

In the normal course of its business, HGI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. As of December 31, 2018, in connection to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, the Company has a contractual obligation to make remaining guaranteed distribution payments to a partner totaling approximately $3.8 million by no later than May 26, 2020.

At December 31, 2018 HGI does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 12 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses.  At December 31, 2017 and 2018, the Company continued to carry a full valuation allowance against its deferred tax assets.  The following table summarizes the change in the valuation allowance during 2017 and 2018 (in thousands):

Balance at December 31, 2016	$31,658
Change during 2017	(1,726)
Balance at December 31, 2017	29,932
Change during 2018	(999)
Balance at December 31, 2018	$28,933

At December 31, 2018 the Company has aggregate tax net operating loss carry forwards of approximately $71.8 million ($56.6 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.1 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2036.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income (loss) before income tax expense for the following reasons in each of the years ending December 31 (in thousands):

	2018	2017
Expected federal statutory tax benefit (loss)	$963	$(228)
Increase (reduction) in taxes resulting from:
State income taxes recoverable	198	21
Non-deductible expenses (permanent differences)	42	51
Change in valuation allowance	(999)	(1,726)
Tax rate changes	(256)	1,477
Other	322	(15)
Income tax expense (benefit)	$270	$(420)

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year.  The 2015 through 2017 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows in (thousands):

	2018	2017
Net operating loss carry forwards	$28,573	$29,303
Stock based compensation	763	610
Trade names	(763)	(690)
Customer relationships	(106)	(123)
Fair value adjustment of contingent consideration	—	168
Other	(118)	152
Gross deferred tax assets	28,349	29,420
Less: valuation allowance	(28,933)	(29,932)
Deferred tax assets (liabilities), net of valuation allowance	$(584)	$(512)

As a result of the acquisition of NLEX in 2014, and the recognition of an indefinite-lived intangible asset in the amount of $2.4 million related to the NLEX trade name, the Company is required to record a non-current deferred tax liability in the amount of $0.6 million.

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax liabilities as of December 31, 2017 from 35% to the new 21% tax rate; a reduction of approximately $1.5 million.

Under the guidance set forth in the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), the Company may record provisional amounts for the impact of the Tax Act. As of the third quarter of 2018, the Company had finalized its 2017 federal income tax return and as such, completed the accounting for the income tax effects of the Tax Act. Any future adjustments required due to additional guidance or changes in the interpretations of the Tax Act will be recorded as discrete adjustments to the income tax expense in the period in which such change occur.

Uncertain Tax Positions

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption of this principle in 2007, the Company derecognized certain tax positions that, upon examination, more likely than not would not have been sustained as a recognized tax benefit. As a result of derecognizing uncertain tax positions, the Company has recorded a cumulative reduction in its deferred tax assets of approximately $4.4 million associated with prior years’ tax benefits, which are not expected to be available primarily due to change of control usage restrictions, and a reduction in the rate of the tax benefit associated with all of its tax attributes.

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2018, the unrecognized tax benefit has been determined to be $4.4 million.

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

Note 13 – Related Party Transactions

Debt with Street Capital

During 2018, the Company terminated the existing Street Capital Loan through the repayment of all principal and interest outstanding totaling $0.4 million. The Company’s loan from Street Capital was previously classified as related party debt because the Company’s Board of Director Chairman was an affiliate of Street Capital through December 2018.

Transactions with Other Related Parties

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party was approximately $105,000 and $100,000 for the years ended December 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the consolidated financial statements.  All of the payments in both 2018 and 2017 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 9.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, share equally in all payments made by the Company to satisfy obligations under the loan agreement. During the year ended December 31, 2018, the Company made payment of approximately $179,000 to the respective parties based on the profit share provision for principal and guarantee transactions that occurred in 2017 and the first three quarters of 2018. In connection with the Company entering into a new credit facility with a third party bank on September 27, 2018, the Company terminated the related party loan agreement.

During 2018 the Company paid David Ludwig $2.6 million for his final earn-out provision payment.

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

During 2017 and 2018 the Company issued 10,000 and 173,130 shares of common stock, respectively, pursuant to the exercise of stock options.   As further described below the Company issued a total of 600,000 shares of restricted stock during 2018.

Each Class N preferred share has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each Class N preferred share is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share.  The Class N preferred stockholders are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2017 and 2018, no shares of the Company’s Class N preferred stock were converted into shares of the Company’s common stock.

Stock-Based Compensation Plans

At December 31, 2018, the Company had four stock-based compensation plans which are described below.  The fourth of these plans was adopted on May 5, 2016, and received approval from the Company’s stockholders at the special meeting of stockholders held on September 14, 2016.

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

2003 Plan	2018	2017
Options outstanding, beginning of year	985,000	995,000
Options exercised	—	(10,000)
Options expired	(660,000)	—
Options forfeited	(15,000)	—
Options outstanding, end of year	310,000	985,000

The outstanding options vest over four years at exercise prices ranging from $1.00 to $2.00 per share. No SARs were issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016, options to purchase 70,000 shares were granted to the Company’s independent directors as part of the annual compensation, options to purchase 125,000 shares were granted to the Company’s independent directors as a special grant in connection with the Company’s grant of options to its employee base in the fourth quarter, and options to purchase 525,000 shares were granted to the Company’s officers as part of the Company’s grant to its employee base in the fourth quarter.  During 2017 and 2018, options to purchase 50,000 and 85,000 shares were granted to the Company’s independent directors as part of their annual compensation.

2010 Plan	2018	2017
Options outstanding, beginning of year	830,000	780,000
Options granted	85,000	50,000
Options outstanding, end of year	915,000	830,000

The outstanding options vest over four years at exercise prices ranging from $0.24 to $0.70 per share.

Equity Partners Stock Option Plan

In 2011, the Company’s Board approved the Equity Partners Stock Option Plan (the “Equity Partners Plan”) to allow the Company to issue options to purchase common stock as a portion of the purchase price of Equity Partners. The Company reserved 230,000 shares of common stock for issuance upon exercise of options granted under the Equity Partners Plan. During 2011, options to purchase 230,000 shares with an exercise price of $1.83, vesting immediately, were granted under the Equity Partners Plan. During 2018, options to purchase 230,000 shares expired.

Equity Partners Plan	2018	2017
Options outstanding, beginning of year	230,000	230,000
Options expired	(230,000)	—
Options outstanding, end of year	—	230,000

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

Other Options	2018	2017
Options outstanding, beginning of year	625,000	625,000
Options outstanding, end of year	625,000	625,000

Heritage Global Inc. 2016 Stock Option Plan

On May 5, 2016, subject to the approval received by the stockholders of the Company on September 14, 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016 options to purchase 2,539,200 shares of common stock were granted to the Company’s employees. During 2018, options to purchase a total of 441,500 shares were granted to the Company’s employees.

On June 1, 2018, the Company issued options to purchase 300,000 shares of common stock to the employees of NLEX, in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. As of December 31, 2018, 173,130 shares of common stock were issued pursuant to the exercise of these common stock options. The remaining 126,870 shares expired as of July 31, 2018.

2016 Plan	2018	2017
Options outstanding, beginning of year	2,370,450	2,539,200
Options granted	441,500	—
Options exercised	(173,130)	—
Options expired	(126,870)	—
Options forfeited	(58,050)	(168,750)
Options outstanding, end of year	2,453,900	2,370,450

The outstanding options vest over four years at an exercise price of $0.45 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2018 and 2017 was $0.3 million and $0.2 million, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2018, options to purchase 173,130 shares were exercised.  During 2017, options to purchase 10,000 shares were exercised.  The tax benefit recognized by the Company related to these option exercises was not material.

In connection with the stock option grants during 2018 and 2017, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Risk-free interest rate	2% - 3%	1% - 2%
Expected life (years)	3.21	6.80
Expected volatility	83%	95%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options for 2018 and 2017:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,040,450	$0.97	5,169,200	$0.96
Granted	526,500	$0.43	50,000	$0.48
Exercised	(173,130)	$0.43	(10,000)	$0.08
Expired	(1,016,870)	$1.74	—	N/A
Forfeited	(73,050)	$0.77	(168,750)	$0.45
Outstanding at end of year	4,303,900	$0.75	5,040,450	$0.97

Options exercisable at year end	2,533,700	$0.96	2,672,337	$1.43

Weighted-average fair value of options granted during the year		$0.17		$0.38

As of December 31, 2017, the Company had 2,368,113 unvested options with a weighted average grant date fair value of $0.31 per share.  As of December 31, 2018, the Company had 1,770,200 unvested options with a weighted average grant date fair value of $0.31 per share.

As of December 31, 2018, the total unrecognized stock-based compensation expense related to unvested stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The total fair value of options vesting during the years ending December 31, 2018 and 2017 was $0.3 million and $0.3 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2018:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.24 to $ 0.40	100,000	8.5	$0.34	20,000	7.3	$0.24
$ 0.42 to $ 1.00	3,438,900	7.5	$0.48	1,748,700	7.0	$0.51
$ 1.01 to $ 2.00	765,000	0.2	$2.00	765,000	0.2	$2.00
	4,303,900	6.2	$0.75	2,533,700	5.0	$0.96

At December 31, 2018 and 2017, the aggregate intrinsic value of exercisable options was $11,000 and $1,000, respectively.

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

The Company granted restricted stock awards for 300,000 shares to two key employees (150,000 each), in connection with their employment agreements in 2014. The vested balance of restricted stock awards was 262,500 at December 31, 2017, and the Company recognized stock-based compensation expense related to restricted stock awards of approximately $4,000 for the year ended December 31, 2017.

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $30,000 for the year ended December 31, 2018. The unrecognized stock-based compensation expense as of December 31, 2018 was approximately $0.2 million.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2018 for potential recognition or disclosure in its consolidated financial statements.

There have been no material subsequent events requiring disclosure in these financial statements.