Form 10-Q
period 2019-03-31
Heritage Global Inc.
filed 2019-05-06
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HGBL	OTCQB

As of May 1, 2019, there were 29,253,278 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,836	$4,268
Accounts receivable	1,326	400
Inventory – equipment	1,526	2,405
Other current assets	670	607
Total current assets	5,358	7,680
Property and equipment, net	163	175
Equity method investments	2,767	2,767
Right-of-use assets	1,103	—
Identifiable intangible assets, net	3,568	3,627
Goodwill	6,158	6,158
Other assets	224	224
Total assets	$19,341	$20,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,577	$8,101
Current portion of debt	1,184	1,178
Current portion of lease liabilities	534	—
Other current liabilities	549	892
Total current liabilities	7,844	10,171
Non-current portion of debt	340	438
Non-current portion of lease liabilities	628	—
Other non-current liabilities	1,662	1,838
Deferred tax liabilities	584	584
Total liabilities	11,058	13,031

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at March 31, 2019 and December 31, 2018	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,253,278 shares at March 31, 2019 and 29,253,278 shares at December 31, 2018	293	293
Additional paid-in capital	284,822	284,751
Accumulated deficit	(276,761)	(277,373)
Accumulated other comprehensive loss	(77)	(77)
Total stockholders’ equity	8,283	7,600
Total liabilities and stockholders’ equity	$19,341	$20,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Services revenue	$4,408	$5,039
Asset sales	2,143	775
Total revenues	6,551	5,814

Operating costs and expenses:
Cost of services revenue	731	559
Cost of asset sales	1,160	269
Selling, general and administrative	3,925	3,497
Depreciation and amortization	76	84
Total operating costs and expenses	5,892	4,409
Operating income	659	1,405
Interest and other expense, net	(23)	(116)
Income before income tax expense	636	1,289
Income tax expense	24	—
Net income	$612	$1,289

Weighted average common shares outstanding – basic	28,653,278	28,480,148
Weighted average common shares outstanding – diluted	28,814,149	28,489,128
Net income per share – basic	$0.02	$0.05
Net income per share – diluted	$0.02	$0.05

Comprehensive income:
Net income	$612	$1,289
Other comprehensive income:
Foreign currency translation adjustment	—	—
Comprehensive income	$612	$1,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600
Stock-based compensation expense	—	—	—	—	71	—	—	71
Net income	—	—	—	—	—	612	—	612
Balance at March 31, 2019	569	$6	29,253,278	$293	$284,822	$(276,761)	$(77)	$8,283

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488
Stock-based compensation expense	—	—	—	—	61	—	—	61
Net income	—	—	—	—	—	1,289	—	1,289
Balance at March 31, 2018	569	$6	28,480,148	$285	$284,457	$(279,835)	$(75)	$4,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities:
Net income	$612	$1,289
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest added to principal of related party debt	—	4
Stock-based compensation expense	71	61
Noncash lease expense	117	—
Depreciation and amortization	76	84
Changes in operating assets and liabilities:
Accounts receivable	(926)	(1,373)
Inventory	879	(57)
Other assets	(63)	(27)
Lease liabilities	(122)	—
Accounts payable and accrued liabilities	(2,524)	(358)
Other liabilities	(455)	103
Net cash used in operating activities	(2,335)	(274)

Cash flows used in investing activities:
Purchase of property and equipment	(5)	(57)
Net cash used in investing activities	(5)	(57)

Cash flows used in financing activities:
Repayment of debt	(92)	(182)
Net cash used in financing activities	(92)	(182)
Net decrease in cash and cash equivalents	(2,432)	(513)
Cash and cash equivalents at beginning of period	4,268	2,109
Cash and cash equivalents at end of period	$1,836	$1,596

Supplemental cash flow information:
Cash paid for taxes	$1	$1
Cash paid for interest	16	50
Noncash change in right-of-use assets	1,220	—
Noncash change in deferred rent	(64)	—
Noncash change in lease liabilities	1,284	—

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

The Company has prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019.

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2019. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated balance sheet at December 31, 2018, contained in the above referenced Form 10-K.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, right-of-use assets, goodwill and intangible assets, liabilities, deferred income tax assets and liabilities, and stock-based compensation. These estimates have the potential to significantly impact the Company’s consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment – the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of income, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (1% of total revenues for the three month period ended March 31, 2019), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of March 31, 2019, the deferred revenue balance was approximately $549,000. The Company records receivables in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Leases

The Company is obligated to make future payments under existing lease agreements which (1) specifically identify the asset, and (2) convey the right to control the use of the identified asset in exchange for consideration for a period of time. The Company determines whether a contract is a lease at the inception of the arrangement. We evaluate leasing arrangements in accordance with the accounting guidance to determine whether the contract is operating or financing in nature. Leases with an initial term of 12 months or less, or under predefined thresholds, are not recorded on the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies in the three months ended March 31, 2019, except for the changes to lease accounting standards noted below.

Recent Accounting Pronouncements

In 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, (“ASU 2016-02”).  ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability.  Effective January 1, 2019, the Company adopted ASU 2016-02. This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a modified retrospective adoption method at January 1, 2019. Under this method of adoption, there is no impact to the comparative condensed consolidated statement of income and condensed consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in ASC Topic 840, “Leases.” In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.

In 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (“ASU 2018-07”), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Stock-based Compensation

Options

At March 31, 2019 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2018, contained in the Company’s most recently filed Annual Report on Form 10-K.

During the three months ended March 31, 2019, the Company issued options to purchase 60,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation.  During the same period, the Company cancelled options to purchase 763,900 shares of common stock as a result of employee resignations and natural expiration.

The following summarizes the changes in common stock options for the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	4,303,900	$0.75
Granted	60,000	$0.53
Expired	(745,000)	$2.00
Forfeited	(18,900)	$0.45
Outstanding at March 31, 2019	3,600,000	$0.49

Options exercisable at March 31, 2019	1,863,375	$0.52

The Company recognized stock-based compensation expense related to stock options of $0.1 million for the three months ended March 31, 2019. As of March 31, 2019, there is approximately $0.7 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 for the three months ended March 31, 2019. The unrecognized stock-based compensation expense as of March 31, 2019 was approximately $0.2 million.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of approximately $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) to which the Company may become entitled in connection with its equity joint venture with Napier Park, achieved prior to December 19, 2022. During the quarter ended March 31, 2019, Napier Park did not receive any warrants.

Note 4 – Equity Method Investments

On November 14, 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a Joint Venture. The Company’s share of the Joint Venture is 25%. The table below details CPFH LLC’s revenues and net income during the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Revenues	$—	$—
Net income	$—	$—

The table below details the summarized components of assets and liabilities of CPFH LLC as of March 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
Assets	$11,206	$11,180
Liabilities	$194	$168

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

	Three Months Ended March 31,
Weighted Average Shares Calculation:	2019	2018
Basic weighted average shares outstanding	28,653,278	28,480,148
Treasury stock effect of common stock options and restricted stock awards	160,871	8,980
Diluted weighted average common shares outstanding	28,814,149	28,489,128

For the three months ended March 31, 2019 and 2018 there were potential common shares totaling approximately 0.3 million and 5.1 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 6 – Leases

The Company leases office and warehouse space primarily in three locations; Del Mar, CA, Burlingame, CA, and Edwardsville, IL. As each contract does not meet any of the four criteria of ASC 842 for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease. The right-of-use assets and lease liabilities for each location are as follows (in thousands):

March 31,
Right-of-use assets:	2019
Del Mar, CA	$90
Burlingame, CA	602
Edwardsville, IL	411
$1,103

March 31,
Lease liabilities:	2019
Del Mar, CA	$99
Burlingame, CA	651
Edwardsville, IL	412
$1,162

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both quarters ended March 31, 2019 and 2018, lease expense was approximately $0.1 million. Undiscounted future minimum lease commitments as of March 31, 2019 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2019	$421
2020	449
2021	223
2022	110
2023	46
Total undiscounted future minimum lease payments	1,249
Less imputed interest	87
Present value of lease liabilities	$1,162

Note 7 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands), and are amortized using the straight-line method over their remaining estimated useful lives of three to seven years.  The Company’s tradename acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

	Carrying Value		Carrying Value
	December 31,		March 31,
Amortized Intangible Assets	2018	Amortization	2019
Customer Network (HGP)	$114	$(8)	$106
Trade Name (HGP)	746	(25)	721
Customer Relationships (NLEX)	330	(26)	304
Total	1,190	(59)	1,131

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,627	$(59)	$3,568

Amortization expense during the three months ended March 31, 2019 and 2018 was $0.1 million.

The estimated amortization expense as of March 31, 2019 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2019 (remainder of year from April 1, 2019 to December 31, 2019)	$177
2020	236
2021	236
2022	128
2023	125
Thereafter	229
Total	$1,131

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the three months ended March 31, 2019 and 2018.

Acquisition	March 31, 2019	December 31, 2018
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 8 – Debt

Outstanding debt at March 31, 2019 and December 31, 2018 is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Current:
Third party debt	$1,184	$1,178
Non-current:
Third party debt	340	438
Total debt	$1,524	$1,616

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

On September 27, 2018, Heritage Global, Inc. entered into a secured promissory note and business loan agreement (the “Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The Credit Facility matures on October 5, 2019 and replaced the Line of Credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100.00 per month. The Company began paying interest on the Credit Facility in regular monthly payments on November 5, 2018. The Company may prepay the Credit Facility without penalty, subject to the minimum monthly interest charge. The Company is the borrower, with certain of the subsidiaries of the Company as guarantors under the Credit Facility. The Credit Facility is secured by a first priority security interest in all of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including the preparation of timely financial statements, payment of taxes and disclosure of all material legal or administrative proceedings. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with governmental requirements, timely submission of all filings with the Securities and Exchange Commission and payment of taxes. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

On March 29, 2019, Heritage Global Inc. entered into the Change in Terms Agreement and the First Amendment to Business Loan Agreement (collectively, the “Amendments”), which amended the Company’s secured promissory note and business loan agreement, respectively, with First Choice Bank (the “Credit Facility”). The Amendments, among other things, (i) increase the principal amount of the revolving line of credit to $3.0 million, (ii) extend the maturity date of the Credit Facility to April 5, 2020, and (iii) raise the floor interest rate under the Credit Facility from 5.25% to 5.50%. During the quarter ended March 31, 2019, the Company had not drawn on the line of credit nor made any repayments of principal resulting in a balance of $0.8 million as of March 31, 2019.

On January 30, 2018, HG LLC, a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. During the three months ended March 31, 2019, the Company made the scheduled payments on the Note totaling $105,000. The outstanding balance on the Note as of March 31, 2019 was $724,000.

Note 9 – Income Taxes

At March 31, 2019 the Company has aggregate tax net operating loss carry forwards of approximately $71.8 million ($56.6 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.1 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of March 31, 2019 and December 31, 2018.

Note 10 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $27,000 and $25,000 for the three months ended March 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the condensed consolidated financial statements. All of the payments in both 2019 and 2018 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

Note 11 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2019 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three month periods ended March 31, 2019 and 2018, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”).

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

The organization chart below outlines our basic domestic corporate structure as of March 31, 2019.

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

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, right-of-use assets, goodwill, intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities and stock-based compensation. These estimates are considered significant either because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

We have no off-balance sheet arrangements.

We have not paid any dividends, and do not expect to pay any dividends in the future.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes to these policies in the three months ended March 31, 2019, except for the changes to lease accounting standards (see Note 2 - Leases for further detail).

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At December 31, 2018 and March 31, 2019 we had a working capital deficit of $2.5 million.

Our current assets at March 31, 2019 decreased to $5.4 million compared to $7.7 million at December 31, 2018. The most significant change was an approximate $2.5 million decrease in cash and cash equivalents primarily as a result of payments made on certain auction settlement liabilities during the three months ended March 31, 2019. Our current liabilities at March 31, 2019 decreased to $7.8 million compared to $10.2 million at December 31, 2018. The most significant change was an approximate $2.5 million decrease in accounts payable and accrued liabilities primarily the result of timing of certain auction settlement liabilities during the three months ended March 31, 2019.

During the three months ended March 31, 2019, our primary source of cash was the cash on hand plus the cash provided by operations of our asset liquidation business.  Cash disbursements other than those related to debt repayment of $0.1 million were primarily related to operating expenses and settlement of auction liabilities.

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2019 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1,260,000, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance thereunder shall be due and payable in full on January 30, 2021. On March 29, 2019 we amended our Credit Facility with First Choice Bank, for a $3.0 million revolving line of credit. The Credit Facility matures on April 5, 2020 and accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum, with a minimum interest charge of $100 per month. During the three months ended March 31, 2019, the Company had an outstanding balance of $0.8 million.

Ownership Structure and Capital Resources

•	At March 31, 2019 the Company had stockholders’ equity of $8.3 million, as compared to $7.6 million at December 31, 2018.
•

In March 2019 we amended our revolving line of credit with our bank to provide for aggregate loans of up to $3.0 million.  Refer to Note 8 to the condensed consolidated financial statements for further information.

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

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2019 were $1.8 million as compared to $4.3 million at December 31, 2018, a decrease of approximately $2.5 million.

Cash used in operating activities.  Cash used in operating activities was $2.3 million during the three months ended March 31, 2019 as compared to $0.3 million cash used in the same period in 2018. The approximate $2.0 million increase was primarily attributable to large auction settlement payments made and lower net income during the quarter ended March 31, 2019 as compared to the same period in 2018.

The significant changes in operating assets and liabilities during the three months ended March 31, 2019 as compared to 2018 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  Cash used in investing activities during the three months ended March 31, 2019 was $5,000, as compared to $57,000 used during the three months ended March 31, 2018.

Cash used in financing activities.  Cash used in financing activities consisted of debt repayment and was $0.1 million during the three months ended March 31, 2019, as compared to $0.2 million used during the same period in 2018. The 2018 activity consisted of repayments to Street Capital of $0.1 million and repayments to an unrelated third party of $0.1 million.

Contractual Obligations

Our significant contractual obligations are our third party loans and lease obligations.  The loan and lease obligations are fully described in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands).

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percent
Revenues:
Services revenue	$4,408	$5,039	$(631)	(13)%
Asset sales	2,143	775	1,368	177%
Total revenues	6,551	5,814	737	13%

Operating costs and expenses:
Cost of services revenue	731	559	172	31%
Cost of asset sales	1,160	269	891	331%
Selling, general and administrative	3,925	3,497	428	12%
Depreciation and amortization	76	84	(8)	(10)%
Total operating costs and expenses	5,892	4,409	1,483	34%
Operating income	659	1,405	(746)	(53)%
Interest and other expense, net	(23)	(116)	93	(80)%
Income before income tax expense	636	1,289	(653)	(51)%
Income tax expense	24	—	24	100%
Net income	$612	$1,289	$(677)	(53)%

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

Three-Month Period Ended March 31, 2019 Compared to Three-Month Period Ended March 31, 2018

Revenues and cost of revenues – Revenues were $6.6 million during the three months ended March 31, 2019 compared to $5.8 million during the same period in 2018. Costs of services revenue and asset sales were $1.9 million during the three months ended March 31, 2019 compared to $0.8 million during the same period in 2018.  The gross profit of these items was therefore $4.7 million during the three months ended March 31, 2019 compared to $5.0 million during the same period in 2018, a decrease of approximately $0.3 million, or approximately 6%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.9 million during the three months ended March 31, 2019 compared to $3.5 million during the same period in 2018.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	% change
Compensation
HGP	$1,201	$1,106	9%
Equity Partners	472	375	26%
NLEX	980	736	33%
HGI	129	124	4%
Stock-based compensation	71	61	16%

Consulting	57	80	(29)%
Board of Directors fees	64	73	(12)%
Accounting, tax and legal professional fees	185	112	65%
Insurance	57	88	(35)%
Occupancy	211	199	6%
Travel and entertainment	184	227	(19)%
Advertising and promotion	156	214	(27)%
Other	158	102	55%
Total selling, general & administrative expense	$3,925	$3,497

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance, for the HGP and NLEX divisions as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2019 and the same period in 2018, and consisted almost entirely of amortization expense related to intangible assets.  Depreciation of property and equipment was not material.

Non-GAAP Financial Measure — Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We use the non-GAAP financial measure “Adjusted EBITDA” in assessing the Company’s results. Adjusted EBITDA reflects the standard definition of EBITDA (net income plus depreciation and amortization, interest and other expense, and provision for income taxes), adjusted further to eliminate the effects of stock-based compensation.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting the Company than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate the Company’s performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate the underlying operating performance of the Company on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income to Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended March 31,
	2019	2018
Net income	$612	$1,289
Add back:
Depreciation and amortization	76	84
Interest and other expense, net	23	116
Income tax expense	24	—
EBITDA	735	1,489

Management add back:
Stock based compensation	71	61
Adjusted EBITDA	$806	$1,550

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

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

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
4.1

Warrant Agreement by and between Heritage Global Inc. and Napier Park Industrial Asset Acquisition, LP, effective as of March 19, 2019 (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on March 25, 2019)

10.1

Change in Terms Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of March 29, 2019 (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on April 3, 2019)

10.2

First Amendment to Business Loan Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of March 29, 2019 (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on April 3, 2019)

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

Heritage Global Inc.

Date: May 6, 2019	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)