Form 10-Q
period 2019-09-30
Heritage Global Inc.
filed 2019-11-08
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 29,253,278 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,901	$4,268
Accounts receivable	1,722	400
Inventory – equipment	230	2,405
Other current assets	1,463	607
Total current assets	7,316	7,680
Property and equipment, net	196	175
Equity method investments	4,338	2,767
Right-of-use assets	865	—
Identifiable intangible assets, net	3,451	3,627
Goodwill	6,158	6,158
Other assets	224	224
Total assets	$22,548	$20,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,273	$8,101
Current portion of debt	432	1,178
Current portion of lease liabilities	477	—
Other current liabilities	79	892
Total current liabilities	10,261	10,171
Non-current portion of debt	138	438
Non-current portion of lease liabilities	433	—
Other non-current liabilities	—	1,838
Deferred tax liabilities	584	584
Total liabilities	11,416	13,031

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Class N shares at September 30, 2019 and December 31, 2018	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,253,278 shares at September 30, 2019 and December 31, 2018	293	293
Additional paid-in capital	284,961	284,751
Accumulated deficit	(274,051)	(277,373)
Accumulated other comprehensive loss	(77)	(77)
Total stockholders’ equity	11,132	7,600
Total liabilities and stockholders’ equity	$22,548	$20,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Services revenue	$5,207	$4,897	$14,950	$16,407
Asset sales	1,415	231	5,647	1,351
Total revenues	6,622	5,128	20,597	17,758

Operating costs and expenses:
Cost of services revenue	435	710	2,649	2,001
Cost of asset sales	926	189	3,952	752
Selling, general and administrative	3,928	3,734	11,551	11,315
Depreciation and amortization	74	79	226	239
Total operating costs and expenses	5,363	4,712	18,378	14,307
Earnings of equity method investments	8	—	1,277	—
Operating income	1,267	416	3,496	3,451
Fair value adjustment of contingent consideration	—	—	—	157
Interest and other expense, net	(12)	(47)	(57)	(201)
Income before income tax expense	1,255	369	3,439	3,407
Income tax expense	39	—	117	64
Net income	$1,216	$369	$3,322	$3,343

Weighted average common shares outstanding – basic	28,653,278	28,653,278	28,653,278	28,557,517
Weighted average common shares outstanding – diluted	29,352,812	28,823,918	28,911,488	28,902,499
Net income per share – basic	$0.04	$0.01	$0.12	$0.12
Net income per share – diluted	$0.04	$0.01	$0.11	$0.12

Comprehensive income:
Net income	$1,216	$369	$3,322	$3,343
Other comprehensive income:
Foreign currency translation adjustment	—	(6)	—	(2)
Comprehensive income	$1,216	$363	$3,322	$3,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600
Stock-based compensation expense	—	—	—	—	71	—	—	71
Net income	—	—	—	—	—	612	—	612
Balance at March 31, 2019	569	6	29,253,278	293	284,822	(276,761)	(77)	8,283
Stock-based compensation expense	—	—	—	—	76	—	—	76
Net income	—	—	—	—	—	1,494	—	1,494
Balance at June 30, 2019	569	6	29,253,278	293	284,898	(275,267)	(77)	9,853
Stock-based compensation expense	—	—	—	—	63	—	—	63
Net income	—	—	—	—	—	1,216	—	1,216
Balance at September 30, 2019	569	$6	29,253,278	$293	$284,961	$(274,051)	$(77)	$11,132

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488
Stock-based compensation expense	—	—	—	—	61	—	—	61
Net income	—	—	—	—	—	1,289	—	1,289
Balance at March 31, 2018	569	6	28,480,148	285	284,457	(279,835)	(75)	4,838
Stock-based compensation expense	—	—	—	—	85	—	—	85
Issuance of restricted common stock	—	—	600,000	6	(6)	—	—	—
Issuance of common stock from exercise of stock options	—	—	173,130	2	72	—	—	74
Net income	—	—	—	—	—	1,685	—	1,685
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Balance at June 30, 2018	569	6	29,253,278	293	284,608	(278,150)	(71)	6,686
Stock-based compensation expense	—	—	—	—	73	—	—	73
Net income	—	—	—	—	—	369	—	369
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2018	569	$6	29,253,278	$293	$284,681	$(277,781)	$(77)	$7,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net income	$3,322	$3,343
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value adjustment of contingent consideration	—	(157)
Stock-based compensation expense	210	219
Noncash lease expense	356	—
Depreciation and amortization	226	239
Earnings of equity method investments	(1,277)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,322)	(336)
Inventory	2,175	56
Other assets	(856)	(337)
Lease liabilities	(374)	—
Accounts payable and accrued liabilities	(1,413)	1,345
Net cash provided by operating activities	1,047	4,372

Cash flows used in investing activities:
Purchase of property and equipment	(73)	(85)
Investment in equity method investments	(566)	—
Cash distributions from equity method investments	271	—
Net cash used in investing activities	(368)	(85)

Cash flows used in financing activities:
Proceeds from debt payable to third party	500	—
Repayment of debt payable to third party	(1,546)	(235)
Payment of contingent consideration	—	(2,617)
Repayment of debt payable to related party	—	(390)
Proceeds from exercise of options to purchase common shares	—	74
Net cash used in financing activities	(1,046)	(3,168)
Net (decrease) increase in cash and cash equivalents	(367)	1,119
Cash and cash equivalents at beginning of period	4,268	2,109
Cash and cash equivalents at end of period	$3,901	$3,228

Supplemental cash flow information:
Cash paid for taxes	$248	$86
Cash paid for interest	47	92
Noncash change in right-of-use assets	1,220	—
Noncash change in deferred rent	(64)	—
Noncash change in lease liabilities	1,284	—

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

The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2019. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated balance sheet at December 31, 2018, contained in the Company’s Form 10-K.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment – the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of income, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (1% of total revenues for the nine month period ended September 30, 2019) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of September 30, 2019, the deferred revenue balance was approximately $79,000. The Company records receivables in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations. To the extent the transaction price includes variable consideration subsequent to the Company satisfying its performance obligations and beyond the Company’s control, such as contingent obligations between the buyer and seller of auctioned assets, we apply judgment in determining the amount of revenue to record based on the contingent nature of the transaction and the probability of possible outcomes. We evaluate the effect of circumstances of each transaction based on our historical and projected experience with similar customer contracts.

We evaluate revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis.  We have determined that we act as an agent for our fee based asset liquidation transactions, and, therefore, we report the revenue from transactions in which we act as an agent on a net basis.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Form 10-K. There have been no changes to these policies in the nine months ended September 30, 2019, except for the changes to lease accounting standards noted below.

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

Note 3 – Stock-based Compensation

Options

At September 30, 2019 the Company had four stock-based compensation plans, which are described more fully in Note 15 to the audited consolidated financial statements for the year ended December 31, 2018, contained in the Company’s Form 10-K.

During the nine months ended September 30, 2019, the Company issued options to purchase 345,350 shares of common stock to the Company’s employees and options to purchase 60,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation. During the same period, the Company cancelled options to purchase 1,233,900 shares of common stock as a result of employee resignations and natural expiration.

The following summarizes the changes in common stock options for the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	4,303,900	$0.75
Granted	405,350	$0.67
Expired	(765,000)	$2.00
Forfeited	(468,900)	$0.63
Outstanding at September 30, 2019	3,475,350	$0.49

Options exercisable at September 30, 2019	1,983,375	$0.49

The Company recognized stock-based compensation expense related to stock options of $0.2 million for the nine months ended September 30, 2019. As of September 30, 2019, there is approximately $0.5 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.2 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 for the nine months ended September 30, 2019. The unrecognized stock-based compensation expense as of September 30, 2019 was approximately $0.2 million.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) to which the Company may become entitled in connection with its equity joint venture with Napier Park, achieved prior to December 19, 2022. During the nine months ended September 30, 2019, Napier Park did not receive any warrants.

Note 4 – Lessor Arrangement

On June 27, 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018, as disclosed in the Company’s Form 10-K. The lessee is obligated to make monthly lease payments over a ten year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The purchase option for both the real estate and machinery and equipment can be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million; of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments has been recognized as revenue and a lease receivable as of the effective date.

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

Note 5 – Equity Method Investments

On November 14, 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a Joint Venture. The Company’s share of the Joint Venture is 25%. The table below details CPFH LLC’s revenues and net income during the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Revenues	$11,106	$—
Net income	$5,068	$—

The table below details the summarized components of assets and liabilities of CPFH LLC as of September 30, 2019 and December 31, 2018 (in thousands):

	2019	2018
Assets	$18,824	$11,180
Liabilities	$671	$168

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Shares Calculation:	2019	2018	2019	2018
Basic weighted average shares outstanding	28,653,278	28,653,278	28,653,278	28,557,517
Treasury stock effect of common stock options and restricted stock awards	699,534	170,640	258,210	344,982
Diluted weighted average common shares outstanding	29,352,812	28,823,918	28,911,488	28,902,499

For the nine months ended September 30, 2019 and 2018 there were potential common shares totaling approximately 0.4 million and 1.0 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive. For the three months ended September 30, 2019 and 2018 there were potential common shares totaling approximately 20,000 and 1.0 million, respectively, that were excluded.

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

September 30,
Right-of-use assets:	2019
Del Mar, CA	$34
Burlingame, CA	464
Edwardsville, IL	367
$865

September 30,
Lease liabilities:	2019
Del Mar, CA	$38
Burlingame, CA	504
Edwardsville, IL	368
$910

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the nine month periods ended September 30, 2019 and 2018, lease expense was approximately $0.4 million and $0.2 million, respectively. Undiscounted future minimum lease commitments as of September 30, 2019 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2019	$141
2020	449
2021	223
2022	110
2023	46
Total undiscounted future minimum lease payments	969
Less imputed interest	59
Present value of lease liabilities	$910

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

	Carrying Value		Carrying Value
	December 31,		September 30,
Amortized Intangible Assets	2018	Amortization	2019
Customer Network (HGP)	$114	$(17)	$97
Trade Name (HGP)	746	(77)	669
Customer Relationships (NLEX)	330	(82)	248
Total	1,190	(176)	1,014

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,627	$(176)	$3,451

Amortization expense during each of the nine months ended September 30, 2019 and 2018 was $0.2 million.

The estimated amortization expense as of September 30, 2019 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2019 (remainder of year from October 1, 2019 to December 31, 2019)	$59
2020	236
2021	236
2022	128
2023	126
Thereafter	229
Total	$1,014

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from three acquisitions, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the nine months ended September 30, 2019 and 2018.

Acquisition	September 30, 2019	December 31, 2018
Equity Partners	$573	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$6,158	$6,158

Note 9 – Debt

Outstanding debt at September 30, 2019 and December 31, 2018 is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Current:
Third party debt	$432	$1,178
Non-current:
Third party debt	138	438
Total debt	$570	$1,616

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

On September 27, 2018, Heritage Global Inc. entered into a secured promissory note and business loan agreement (the “Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The Credit Facility had an initial maturity date of October 5, 2019 and replaced the Line of Credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100.00 per month. The Company began paying interest on the Credit Facility in regular monthly payments on November 5, 2018. The Company may prepay the Credit Facility without penalty, subject to the minimum monthly interest charge. The Company is the borrower, with certain of the subsidiaries of the Company as guarantors under the Credit Facility. The Credit Facility is secured by a first priority security interest in all of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including the preparation of timely financial statements, payment of taxes and disclosure of all material legal or administrative proceedings. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with governmental requirements, timely submission of all filings with the Securities and Exchange Commission and payment of taxes. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

On March 29, 2019, Heritage Global Inc. entered into the Change in Terms Agreement and the First Amendment to Business Loan Agreement (collectively, the “Amendments”), which amended the Company’s Credit Facility. The Amendments, among other things, (i) increased the principal amount of the revolving line of credit to $3.0 million, (ii) extended the maturity date of the Credit Facility to April 5, 2020, and (iii) raised the floor interest rate under the Credit Facility from 5.25% to 5.50%. During the nine months ended September 30, 2019, the Company drew on the line of credit for a total of $0.5 million and made repayments of principal totaling $1.3 million resulting in a zero balance as of September 30, 2019.

On January 30, 2018, HG LLC, a wholly-owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. Upon the occurrence of any Event of Default, in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or the Company repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of the Company under the Guaranty is limited or terminated by operation of law or by the Company, or (e) HG LLC or the Company shall be or become insolvent, however defined, or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or shall institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or shall take any action to authorize such proceeding. During the nine months ended September 30, 2019, the Company made the scheduled payments on the Note totaling $280,000. The outstanding balance on the Note as of September 30, 2019 was $570,000.

Note 10 – Income Taxes

At September 30, 2019 the Company has aggregate tax net operating loss carry forwards of approximately $71.8 million ($56.6 million of unrestricted net operating tax losses and approximately $15.2 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.1 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a full valuation allowance against its net deferred tax assets as of September 30, 2019 and December 31, 2018.

Note 11 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $82,000 and $78,000 for the nine months ended September 30, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the condensed consolidated financial statements. All of the payments in both 2019 and 2018 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

On September 13, 2019, the Company entered into an Amendment (the “Mann Amendment”) to the Employment Agreement (the “Mann Employment Agreement”) for Kenneth Mann, a named executive officer of the Company and the Senior Managing Director of Equity Partners. Pursuant to the terms of the Mann Amendment, Mr. Mann will continue his current employment with Equity Partners until December 31, 2019, after which time the Mann Employment Agreement and Mann Amendment will terminate and Mr. Mann’s employment with Equity Partners will cease (the “Resignation Time”).

Equity Partners has agreed to provide Mr. Mann with his current annual salary of $375,000, potential bonus in an amount equal to $50,000 paid in regular payroll, and continued benefits. In addition, Equity Partners has agreed to pay to the personnel of Equity Partners (including Mr. Mann) an aggregate bonus equal to the sum of 50% of Equity Partners’ 2019 net operating income (if any), plus $25,000. Mr. Mann has agreed to surrender, and to cause an entity controlled by him to surrender, at the Resignation Time certain options to purchase Company common stock possessed by either Mr. Mann or the entity controlled by Mr. Mann.

Subject to certain conditions and to the delivery of a mutual release as provided in the Amendment, the Mann Amendment provides that on January 1, 2020 Equity Partners will transfer to Mr. Mann certain assets of Equity Partners (the “Transferred Assets”), free and clear of all liens. The Mann Amendment further provides that Mr. Mann may choose, in his sole discretion, to accept assignment from Equity Partners of any of the liabilities and obligations of Equity Partners listed in the Mann Amendment by providing written notice to Equity Partners by November 29, 2019. Other than the Transferred Assets, Equity Partners will retain all of the assets and rights held by Equity Partners.

Following September 13, 2019, Mr. Mann has agreed to pay, or to cause a buyer to pay, to Equity Partners a percentage of all revenue received with respect to each engagement for which the Company has been engaged or retained as of December 31, 2019 but that is closed or completed following December 31, 2019, subject to certain exclusions. The percentage to be paid is determined by multiplying the revenue by the percentage of the engagement completed prior to December 31, 2019, as determined in good faith by Mr. Mann and a representative of Equity Partners on or before December 31, 2019. Equity Partners maintains a right to audit Mr. Mann’s and a buyer’s records for up to one year following the final payment for all such engagements.

The Company expects the separation to result in a non-cash goodwill impairment charge on December 31, 2019 of approximately $573,000.

Note 12 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2019 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2019 and 2018, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019 (the “Form 10-K”).

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

Overview, History and Recent Developments

Heritage Global Inc. (“HGI”) was incorporated in the State of Florida in 1983 under the name “MedCross, Inc.” The Company’s name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to “Heritage Global Inc.” effective in 2013. The most recent name change more closely identifies the Company with its core auction business, Heritage Global Partners, Inc. (“HGP”).

In 2014, HGI acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX now operates as one of our wholly-owned divisions.

The organization chart below outlines our basic domestic corporate structure as of September 30, 2019.

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

In 2014, we again expanded our asset liquidation operations with the acquisition of 100% of the outstanding equity of NLEX. NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with our strategy to expand and diversify the services provided by our asset liquidation business.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the nine months ended September 30, 2019, except for the changes to lease accounting standards. Refer to Note 2 - Leases of our unaudited Condensed Consolidated Financial Statements for further detail.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At December 31, 2018 and September 30, 2019 we had a working capital deficit of $2.5 million and $2.9 million, respectively.

Our current assets at September 30, 2019 decreased to $7.3 million compared to $7.7 million at December 31, 2018. Our current liabilities at September 30, 2019 increased to $10.3 million compared to $10.2 million at December 31, 2018.

During the nine months ended September 30, 2019, our primary source of cash was the cash on hand plus the cash provided by operations of our asset liquidation business. Cash disbursements other than those related to debt repayment of $1.5 million were primarily related to operating expenses, settlement of auction liabilities and investments in equity method investments.

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2019 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1.3 million, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance thereunder shall be due and payable in full on January 30, 2021. On March 29, 2019 we amended our Credit Facility with First Choice Bank, for a $3.0 million revolving line of credit. The Credit Facility matures on April 5, 2020 and accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum, with a minimum monthly interest charge of $100. As of September 30, 2019, the Company had an outstanding balance on the Note of $0.6 million.

Ownership Structure and Capital Resources

•	At September 30, 2019 the Company had stockholders’ equity of $11.1 million, as compared to $7.6 million at December 31, 2018.
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

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2019 were $3.9 million as compared to $4.3 million at December 31, 2018, a decrease of approximately $0.4 million.

Cash provided by operating activities.  Cash provided by operating activities was $1.0 million during the nine months ended September 30, 2019 as compared to $4.4 million cash provided in the same period in 2018. The approximate $3.4 million decrease was primarily attributable to a net unfavorable change of $2.4 million in the operating assets and liabilities in the nine months ended September 30, 2019 compared to the same period in 2018, and an unfavorable change in the net income adjusted for noncash items, which was $1.0 million lower during the nine months ended September 30, 2019 as compared to the same period in 2018.

The significant changes in operating assets and liabilities during the nine months ended September 30, 2019 as compared to 2018 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities.  Cash used in investing activities during the nine months ended September 30, 2019 was $0.4 million, as compared to $0.1 million used during the nine months ended September 30, 2018. The approximate $0.3 million increase was primarily attributable to contributions related to the Company’s investment in joint ventures, net of distributions from the joint venture.

Cash used in financing activities.  Cash used in financing activities was $1.0 million during the nine months ended September 30, 2019, as compared to $3.2 million used during the same period in 2018. The activity during the nine months ended September 30, 2019 consisted of draws on the Line of Credit of $0.5 million and repayments to unrelated third parties of $1.5 million (including $1.3 million on the Line of Credit). The activity during the same period in 2018 consisted primarily of a contingent consideration payment of $2.6 million and debt repayments of $0.6 million.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the financial statements included in our Form 10-K.

Recent Transactions

On September 13, 2019, we entered into an Amendment (the “Mann Amendment”) to the Employment Agreement (the “Mann Employment Agreement”) for Kenneth Mann, a named executive officer of the Company and the Senior Managing Director of Equity Partners. Pursuant to the terms of the Mann Amendment, Mr. Mann will continue his current employment with Equity Partners until December 31, 2019, after which time the Mann Employment Agreement and Mann Amendment will terminate and Mr. Mann’s employment with Equity Partners will cease (the “Resignation Time”).

Equity Partners has agreed to provide Mr. Mann with his current annual salary of $375,000, potential bonus in an amount equal to $50,000 paid in regular payroll, and continued benefits. In addition, Equity Partners has agreed to pay to the personnel of Equity Partners (including Mr. Mann) an aggregate bonus equal to the sum of 50% of Equity Partners’ 2019 net operating income (if any), plus $25,000. Mr. Mann has agreed to surrender, and to cause an entity controlled by him to surrender, at the Resignation Time certain options to purchase Company common stock possessed by either Mr. Mann or the entity controlled by Mr. Mann.

Subject to certain conditions and to the delivery of a mutual release as provided in the Amendment, the Mann Amendment provides that on January 1, 2020 Equity Partners will transfer to Mr. Mann certain assets of Equity Partners (the “Transferred Assets”), free and clear of all liens. The Mann Amendment further provides that Mr. Mann may choose, in his sole discretion, to accept assignment from Equity Partners of any of the liabilities and obligations of Equity Partners listed in the Mann Amendment by providing written notice to Equity Partners by November 29, 2019. Other than the Transferred Assets, Equity Partners will retain all of the assets and rights held by Equity Partners.

Following September 13, 2019, Mr. Mann has agreed to pay, or to cause a buyer to pay, to Equity Partners a percentage of all revenue received with respect to each engagement for which the Company has been engaged or retained as of December 31, 2019 but that is closed or completed following December 31, 2019, subject to certain exclusions. The percentage to be paid is determined by multiplying the revenue by the percentage of the engagement completed prior to December 31, 2019, as determined in good faith by Mr. Mann and a representative of Equity Partners on or before December 31, 2019. Equity Partners maintains a right to audit Mr. Mann’s and a buyer’s records for up to one year following the final payment for all such engagements.

The Company expects the separation to result in a non-cash goodwill impairment charge on December 31, 2019 of approximately $573,000.

On June 27, 2019, we entered, with certain partners, into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to our purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018, as disclosed in the our Form 10-K. The lessee is obligated to make monthly lease payments over a ten year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The purchase option for both the real estate and machinery and equipment can be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million; of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments has been recognized as revenue and a lease receivable as of the effective date.

The real estate portion of the arrangement is held by CPFH LLC, the joint venture, and is accounted for under the equity method where the Company’s share in earnings from equity method investments is shown in one line item on the income statement. Refer to Note 5 of our unaudited Condensed Consolidated Financial Statements for further information.

The machinery and equipment portion of the arrangement is jointly owned by all the partners of CPFH LLC, apart from the joint venture entity. Therefore, we have derecognized the leased asset of approximately $0.9 million and recognized as revenue approximately $1.2 million which represents the present value of future lease payments and a lease receivable included in the accounts receivable line item on the balance sheet, consistent and reflective of our business model for asset sales. We expect to recognize approximately $0.5 million in interest income prior to the exercise of the purchase option, which is the difference between the present value (at a 5.50% discount rate) and the undiscounted lease payments.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
Revenues:
Services revenue	$5,207	$4,897	$310	6%	$14,950	$16,407	$(1,457)	(9)%
Asset sales	1,415	231	1,184	513%	5,647	1,351	4,296	318%
Total revenues	6,622	5,128	1,494	29%	20,597	17,758	2,839	16%

Operating costs and expenses:
Cost of services revenue	435	710	(275)	(39)%	2,649	2,001	648	32%
Cost of asset sales	926	189	737	390%	3,952	752	3,200	426%
Selling, general and administrative	3,928	3,734	194	5%	11,551	11,315	236	2%
Depreciation and amortization	74	79	(5)	(6)%	226	239	(13)	(5)%
Total operating costs and expenses	5,363	4,712	651	14%	18,378	14,307	4,071	28%
Earnings of equity method investments	8	—	8	100%	1,277	—	1,277	100%
Operating income	1,267	416	851	205%	3,496	3,451	45	1%
Fair value adjustment of contingent consideration	—	—	—	—	—	157	(157)	(100)%
Interest and other expense, net	(12)	(47)	35	74%	(57)	(201)	144	72%
Income before income tax expense	1,255	369	886	240%	3,439	3,407	32	1%
Income tax expense	39	—	39	100%	117	64	53	83%
Net income	$1,216	$369	$847	230%	$3,322	$3,343	$(21)	(1)%

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

Three-Month Period Ended September 30, 2019 Compared to Three-Month Period Ended September 30, 2018

Revenues and cost of revenues – Revenues were $6.6 million during the three months ended September 30, 2019 compared to $5.1 million during the same period in 2018. Costs of services revenue and asset sales were $1.4 million during the three months ended September 30, 2019 compared to $0.9 million during the same period in 2018. The gross profit of these items was therefore $5.3 million during the three months ended September 30, 2019 compared to $4.2 million during the same period in 2018, an increase of approximately $1.1 million, or approximately 26%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.9 million during the three months ended September 30, 2019 compared to $3.7 million during the same period in 2018.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	% change
Compensation
HGP	$1,003	$1,043	(4)%
Equity Partners	320	507	(37)%
NLEX	1,330	1,002	33%
HGI	160	124	29%
Stock-based compensation	63	73	(14)%

Consulting	55	51	8%
Board of Directors fees	64	64	0%
Accounting, tax and legal professional fees	200	110	82%
Insurance	63	95	(34)%
Occupancy	209	211	(1)%
Travel and entertainment	216	263	(18)%
Advertising and promotion	164	191	(14)%
Other	81	—	100%
Total selling, general & administrative expense	$3,928	$3,734

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions due to improved performance for the NLEX division and increased professional fees as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended September 30, 2019 and the same period in 2018, and consisted almost entirely of amortization expense related to intangible assets.

Nine-Month Period Ended September 30, 2019 Compared to Nine-Month Period Ended September 30, 2018

Revenues and cost of revenues – Revenues were $20.6 million during the nine months ended September 30, 2019 compared to $17.8 million during the same period in 2018. Costs of services revenue and asset sales were $6.6 million during the nine months ended September 30, 2019 compared to $2.8 million during the same period in 2018. The gross profit of these items was therefore $14.0 million during the nine months ended September 30, 2019 compared to $15.0 million during the same period in 2018, a decrease of approximately $1.0 million, or approximately 7%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $11.6 million during the nine months ended September 30, 2019 and $11.3 million during the same period in 2018.

	Nine Months Ended September 30,
	2019	2018	% change
Compensation
HGP	$3,468	$3,284	6%
Equity Partners	1,160	1,288	(10)%
NLEX	3,164	2,844	11%
HGI	418	372	12%
Stock-based compensation	210	219	(4)%

Consulting	173	244	(29)%
Board of Directors fees	194	200	(3)%
Accounting, tax and legal professional fees	558	384	45%
Insurance	183	280	(35)%
Occupancy	630	614	3%
Travel and entertainment	588	733	(20)%
Advertising and promotion	442	626	(29)%
Other	363	227	60%
Total selling, general & administrative expense	$11,551	$11,315

The increase in total selling, general and administrative expenses was largely attributable to an increase in salaries and commissions, due to improved performance for the HGP division as compared to the prior year, offset by a reduction in advertising and promotion.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the nine months ended September 30, 2019 and the same period in 2018, and consisted almost entirely of amortization expense related to intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,216	$369	$3,322	$3,343
Add back:
Depreciation and amortization	74	79	226	239
Interest and other expense, net	12	47	57	201
Income tax expense	39	—	117	64
EBITDA	1,341	495	3,722	3,847

Management add back:
Fair value adjustment of contingent consideration	—	—	—	(157)
Stock based compensation	63	73	210	219
Adjusted EBITDA	$1,404	$568	$3,932	$3,909

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

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 (File No. 000-17973))
3.2	Bylaws as amended (incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 000-17973))
3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to our Definitive Schedule 14C Information Statement (File No. 000-17973) filed on December 23, 2010)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K (File No. 000-17973) filed on March 17, 2016)
4.1

Warrant Agreement by and between Heritage Global Inc. and Napier Park Industrial Asset Acquisition, LP, effective as of March 19, 2019 (incorporated by reference to our Current Report on Form 8-K (File No. 000-17973) filed on March 25, 2019)

10.1	Amendment to the Employment Agreement between Kenneth Mann and Equity Partners HG LLC, effective as of September 13, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: November 8, 2019	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)