Form 10-K
period 2019-12-31
Heritage Global Inc.
filed 2020-03-09
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File No. 0-17973

HERITAGE GLOBAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2291344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12625 High Bluff Drive, Suite 305, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 847-0656

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $0.67 per share on June 30, 2019, as reported by the OTCQB, was approximately $13.6 million.

As of March 1, 2020, there were 29,352,837 shares of Common Stock, $0.01 par value, outstanding.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2019.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware)(6)

	100%
	Equity Partners HG LLC (Delaware) (4)

(1)	Registrant.
(2)	Full service global auction, appraisal and asset advisory company.
(3)	Asset liquidation company which acquires and monetizes distressed and surplus assets.
(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off receivables.
(6)	Specialty financing solutions for charged-off and nonperforming asset portfolios.

Asset liquidation

We are a diversified financial services company providing acquisition, disposition, valuation and lending services for surplus and distressed assets. We specialize both in acting as an adviser, as well as acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, real estate, accounts receivable portfolios, and intellectual property.

Our asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In 2011, HG LLC acquired 100% of the business of Equity Partners HG LLC f/k/a EP USA, LLC (“Equity Partners”), thereby expanding our operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for information regarding the separation of the Company and Ken Mann, Managing Director of Equity Partners at December 31, 2019.

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

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

As a result of the events and acquisitions outlined above, management believes that our expanded platform will allow us to achieve our long term industry leadership goals.

Employees

As of December 31, 2019, we had 46 employees: 30 are employed by HGP and 16 by NLEX.

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by HGP and the accounts receivable brokerage services provided by NLEX. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

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

Legislation in the United States has increased public companies’ regulatory and compliance costs as well as the scope and cost of work provided by independent registered public accountants and legal advisors. As regulatory and compliance guidelines continue to evolve, we may incur additional costs in the future, which may or may not be material, in order to comply with legislative requirements or rules, pronouncements and guidelines by regulatory bodies.

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

Since the establishment of our asset liquidation business in 2009, we have experienced significant growth.  This has occurred through the acquisitions of Equity Partners in 2011, HGP in 2012, NLEX in 2014 and the creation of HGC in 2019. This growth requires an increased investment in personnel, systems and facilities. In the absence of continued revenue growth, our operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing stockholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

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

We are dependent upon key personnel.

Our operations are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly our Chief Executive Officer, Chief Operating Officer/President, and President of NLEX. The loss of any of these officers could damage key relationships and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. A significant percentage of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income. During 2019 we recorded a $0.6 million goodwill impairment charge in connection with the separation of Equity Partners at the end of 2019.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2019, we do not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 34.7% of our common stock as of March 1, 2020. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are San Diego, CA and Burlingame, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. The Edwardsville office is leased from a related party, as discussed in Note 16 to our consolidated financial statements.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock, $0.01 par value per share, are quoted under the symbol “HGBL” in the OTC market (“OTCQB”), and under the symbol “HGP” on the Canadian Securities Exchange (“CSE”). Price quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Holders

As of March 1, 2020, we had approximately 368 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2019, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2019, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category (1)	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option and Appreciation Rights Plan	20,000	$1.00	—
Heritage Global Inc. 2016 Stock Option Plan	2,351,850	$0.49	593,744

Equity compensation plans not approved by security holders:
2010 Non-Qualified Stock Option Plan	975,000	$0.46	275,000
Accredited Personnel Stock Option Plan	265,000	$0.80
Total	3,611,850	$0.51	868,744

(1)	For a description of the material terms of these plans, see Note 18 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

In connection with an agreement entered on November 25, 2019, we issued 75,000 shares of our common stock to Maxim Group LLC for services rendered. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

None.

Item 6. Selected Financial Data.

As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto, included in “Item 15. Exhibits and Financial Statement Schedules” of this Report. Our accounting policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Business Overview, Recent Developments and Outlook

Please see “Item 1. Business” of this Report for an overview of our business and recent developments. Please see “Item 1A. Risk Factors” of this Report for a discussion of the risk factors that may impact our current and future operations, and financial condition.

Equity Partners Separation

On September 13, 2019, we entered into an Amendment (the “Mann Amendment”) to the Employment Agreement (the “Mann Employment Agreement”) for Kenneth Mann, a named executive officer of the Company and the Senior Managing Director of Equity Partners. Pursuant to the terms of the Mann Amendment, Mr. Mann continued his current employment with Equity Partners until December 31, 2019, after which time the Mann Employment Agreement and Mann Amendment terminated and Mr. Mann’s employment with Equity Partners ceased (the “Resignation Time”).

Equity Partners agreed to provide Mr. Mann with his current annual salary of $375,000, potential bonus in an amount equal to $50,000 paid in regular payroll, and continued benefits. In addition, Equity Partners agreed to pay to the personnel of Equity Partners (including Mr. Mann) an aggregate bonus equal to the sum of 50% of Equity Partners’ 2019 net operating income (if any), plus $25,000. Mr. Mann agreed to surrender, and to cause an entity controlled by him to surrender, at the Resignation Time certain options to purchase our common stock possessed by either Mr. Mann or the entity controlled by Mr. Mann.

On January 1, 2020 Equity Partners transferred to Mr. Mann certain assets of Equity Partners (the “Transferred Assets”), free and clear of all liens. The Mann Amendment provided Mr. Mann the right to choose, in his sole discretion, to accept assignment from Equity Partners of any of the liabilities and obligations of Equity Partners listed in the Mann Amendment by providing written notice to Equity Partners by November 29, 2019. Other than the Transferred Assets, Equity Partners retained all of the assets and rights held by Equity Partners.

Following September 13, 2019, Mr. Mann agreed to pay, or to cause a buyer to pay, to Equity Partners a percentage of all revenue received with respect to each engagement for which we were engaged or retained as of December 31, 2019 but that was closed or completed following December 31, 2019, subject to certain exclusions. The percentage to be paid is determined by multiplying the revenue by the percentage of the engagement completed prior to December 31, 2019, as determined in good faith by Mr. Mann and a representative of Equity Partners on or before December 31, 2019. Equity Partners maintains a right to audit Mr. Mann’s and a buyer’s records for up to one year following the final payment for all such engagements.

We recorded a non-cash goodwill impairment charge on December 31, 2019 of $0.6 million as a result of this separation transaction.

Liquidity and Capital Resources

Liquidity

At December 31, 2019, we had a working capital deficit of $2.3 million, as compared to a working capital deficit of $2.5 million at December 31, 2018, a decrease of $0.2 million.

Our current assets decreased to $6.8 million at December 31, 2019 compared to $7.7 million at December 31, 2018. Within current assets, the most significant change was an approximate $2.3 million decrease in equipment inventory, primarily as a result of asset sales in 2019 related to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018. The decrease was offset by an increase in the current portion of notes receivable of approximately $1.3 million due to lending activity within our new specialty financing division.

Our current liabilities decreased to $9.1 million at December 31, 2019 as compared to $10.2 million at December 31, 2018.  The most significant change was a decrease of $0.8 million in third party debt, primarily due to repayments made on the credit facility we entered into with a third party bank on September 27, 2018 (the “Credit Facility”) and a decrease of deferred revenue related to the timing of cash receipts on asset sales recorded in 2019, offset by an increase in lease liabilities due to the application of newly adopted accounting guidance as outlined in ASC Topic 840, “Leases.”

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2020 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1,260,000, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021. On September 27, 2018 we entered into the Credit Facility with First Choice Bank, for a $1.5 million revolving line of credit. On March 29, 2019 we amended our Credit Facility with First Choice Bank, for a $3.0 million revolving line of credit. As of December 31, 2019, we had no outstanding balance on the line of credit. On February 10, 2020, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “C3bank Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The C3bank Credit Facility matures on February 5, 2021 and replaces a secured promissory note, as amended, totaling $3.0 million. We are permitted to use the proceeds of the loan solely for our business operations.

During 2019, our primary sources of cash were the operations of our asset liquidation business.  Cash disbursements during 2019 consisted primarily of lending activity of $2.7 million under our new specialty finance unit of HGC, debt repayment including interest of $2.4 million, purchases of inventory and payment of operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2019 and 2018, we had stockholders’ equity of $11.8 million and $7.6 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments.  We expect to be able to finance our future operations through a combination of our asset liquidation business, our C3bank Credit Facility with an available line of credit of $5.0 million and securing additional debt financing if needed. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Additionally, in connection with an acquisition with partners of a pharmaceutical campus in Huntsville, Alabama, we have a remaining contractual obligation as of December 31, 2019 to make minimum guaranteed distribution payments to a partner totaling approximately $0.9 million by no later than May 26, 2020. Capital requirements are generally limited to our purchases of surplus and distressed assets.  We believe that our current capital resources, including available borrowing capacity from our Credit Facility, are sufficient for these requirements.  In the event additional capital is needed, we believe we can obtain additional debt financing through either capital partners or a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2019 were $2.7 million compared to $4.3 million at December 31, 2018.

Cash provided by operating activities. Cash provided by operating activities was $0.8 million during 2019 as compared to cash provided by operating activities of $7.5 million during 2018. The approximate $6.7 million change was primarily attributable to a $0.8 million unfavorable change in the net income adjusted for noncash items plus a net unfavorable change of $4.9 million in the operating assets and liabilities in 2019 compared to 2018. The net unfavorable change of $4.9 million in the operating assets and liabilities in 2019 compared to 2018 was due primarily to the effects of a purchase with partners of a pharmaceutical campus in Huntsville, Alabama in 2018, which included approximately $2.9 million in guaranteed minimum payments by us to a partner to reduce the liability established in 2018, our recognition of approximately $0.8 million of deferred revenue related to sales proceeds collected in 2018, and our recognition of revenue for a sales-type lease of approximately $1.2 million for which we expect to receive cash distributions in 2020.

The significant changes in operating assets and liabilities during 2019 as compared to 2018 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with these deals are therefore subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities. Cash used in investing activities during 2019 was $1.2 million, as compared to cash used in investing activities of $2.9 million during 2018. The approximate $1.7 million change was primarily attributable to our $2.8 million investment in notes receivable related to our newly formed specialty financing division, offset by an equity method real estate investment related to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018 and subsequently paid cash distributions in the amount of $2.2 million during 2019.

Cash used in financing activities. Cash used in financing activities was $1.2 million during 2019, as compared to $2.5 million during 2018. The 2019 activity consisted primarily of a $1.3 million draw offset by $2.1 million of repayments on our Credit Facility, and $0.3 million of repayments on third party debt. The 2018 activity consisted primarily of a $1.3 million draw on our Credit Facility, offset by $1.2 million of repayments on other debt and $2.6 million of contingent consideration paid to the former owner (and current president) of NLEX.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations for 2019 and 2018 (in thousands).

	Year ended December 31,
	2019	2018
Revenues:
Services revenue	$20,100	$21,658
Asset sales	6,068	2,006
Total revenue	26,168	23,664
Operating costs and expenses:
Cost of services revenue	3,374	2,904
Cost of asset sales	4,365	1,144
Selling, general and administrative	15,874	15,219
Impairment of goodwill	573	—
Depreciation and amortization	305	319
Total operating costs and expenses	24,491	19,586
Earnings of equity method investments	1,373	—
Operating income	3,050	4,078
Fair value adjustment of contingent consideration	—	157
Interest and other expense, net	(64)	(214)
Income before income tax (benefit) expense	2,986	4,021
Income tax (benefit) expense	(913)	270
Net income	$3,899	$3,751

Our asset liquidation revenue has several components:  (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees earned for appraisal, management advisory services and specialty financing services.

2019 Compared to 2018

Revenues and cost of revenues – Revenues were $26.2 million in 2019 compared to $23.7 million in 2018 and costs of services revenue and asset sales were $7.7 million in 2019 compared to $4.0 million in 2018. The gross profits were therefore $18.4 million in 2019 compared to $19.6 million in 2018, a decrease of approximately $1.2 million or approximately 6%. The cost of services revenue increased during 2019 as compared to 2018, and services revenue decreased during 2019 as compared to 2018, based on a higher volume of deals for the HGP division, which has higher direct costs as compared to deals for NLEX. Because we conduct our asset liquidation operations both independently and through partnerships, and the ratio of the two is unlikely to remain constant in each period and the mix of services revenue and asset sales will vary from period to period, the operations should be considered as a whole rather than on a line-by-line basis. The gross profit is a function of the volume, size and timing of asset liquidation transactions conducted during the year.

Selling, general and administrative expense – Selling, general and administrative expense was $15.9 million in 2019 as compared to $15.2 million in 2018, an increase of $0.7 million or 5%. Expenses increased overall primarily due to the following: an increase in the annual performance bonus for the NLEX division based on changes to the incentive compensation plan and an increase in compensation for new employees within our HGC division.

Impairment of goodwill – We recorded an impairment charge of $0.6 million to reduce the carrying value of goodwill in connection with the Equity Partners separation transaction at the end of 2019. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for more information.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year ended December 31,
	2019	2018	% change
Compensation:
HGP	$4,652	$4,433	5%
NLEX	4,151	3,683	13%
Equity Partners	1,621	1,980	-18%
HGI	677	496	36%
HGC	147	—	100%
Stock-based compensation	283	289	-2%

Consulting	228	303	-25%
Board of Directors fees	258	264	-2%
Accounting, tax and legal professional fees	749	479	56%
Insurance	361	354	2%
Occupancy	860	824	4%
Travel and entertainment	772	926	-17%
Advertising and promotion	609	807	-25%
Other	506	381	33%
Total selling, general and administrative expense	$15,874	$15,219

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million in 2019 and 2018, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2019 and 2018.

Non-GAAP Financial Measure – Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

We prepared our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). We use the non-GAAP financial measure “Adjusted EBITDA” in assessing our results. Adjusted EBITDA reflects the standard definition of EBITDA (net income plus depreciation and amortization, interest and other expense, and provision for income taxes), adjusted further to reflect the effects of goodwill impairment, plus or minus fair value adjustments of contingent consideration and plus stock-based compensation.  We believe that Adjusted EBITDA is relevant and useful supplemental information for our investors. Management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting us than could be obtained absent these disclosures. Management uses Adjusted EBITDA to make operating and strategic decisions and to evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses, with the intention of assisting investors to make comparisons to our historical operating results and analyze our underlying performance. Management believes that Adjusted EBITDA is a useful supplemental tool to evaluate our underlying operating performance on an ongoing basis. Our use of Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income to Adjusted EBITDA for the periods presented (in thousands).

	Year ended December 31,
	2019	2018
Net income	$3,899	$3,751
Add back:
Depreciation and amortization	305	319
Interest and other expense, net	64	214
Income tax (benefit) expense	(913)	270
EBITDA	3,355	4,554

Management add back:
Stock based compensation	283	289
Impairment of goodwill	573	—
Fair value adjustment of contingent consideration	—	(157)
Adjusted EBITDA	$4,211	$4,686

Recently adopted accounting pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, (“ASU 2016-02”). ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP by, among other things, requiring a company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability. Effective January 1, 2019, we adopted ASU 2016-02. This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. We adopted the ASU using a modified retrospective adoption method at January 1, 2019. Under this method of adoption, there is no impact to the comparative condensed consolidated income statement and consolidated balance sheet. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in ASC Topic 840, “Leases.” In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.

In 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (“ASU 2018-07”), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective January 1, 2019 and did not have a material impact on our consolidated financial statements.

Future accounting pronouncements

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment. The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value. Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We anticipate that the impact will not be material to our consolidated financial statements.

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC 310-30, which provides authoritative guidance for the accounting of our notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable and notes receivable, inventory, investments, goodwill and intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities including projecting future years’ taxable income, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Revenue recognition

On January 1, 2018, we adopted the new accounting standard FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method. Based on our analysis of contracts with customers in prior periods, there was no cumulative effect adjustment to the opening balance of our accumulated deficit as a result of the adoption of this new standard. We expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment — the asset liquidation business. Although we provide various services within the asset liquidation business, it does not disaggregate revenue streams further than as reported in its income statement, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (2% of total revenues for the year ended December 31, 2019), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2019, the deferred revenue balance was $2,500. We record receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

We evaluate revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis.  We have determined that we act as an agent for our fee based asset liquidation transactions and therefore we report the revenue from transactions in which we act as an agent on a net basis.

We also earn asset liquidation income through asset liquidation transactions that involve us acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). For these transactions, in which our ownership share meets the criteria for the equity method investments under ASC 323, we do not record asset liquidation revenue or expense. Instead, our proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

In 2019, we began providing specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Fees collected in relation to the issuance of loans includes loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

The loan origination fees are offset with any direct origination costs and are deferred upon issuance of the loan and amortized over the lives of the related loans, as an adjustment to interest income. The interest method is used to arrive at a periodic interest cost (including amortization) that will represent a level effective rate on the sum of the face amount of the debt and (plus or minus) the unamortized premium or discount and expense at the beginning of each period.

The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the amount of backend profit share which will be realized, and the lack of historical precedence as this is a new business for us.

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

Accounts receivable

Our accounts receivable primarily relate to the operations of our asset liquidation business. They generally consist of three major categories:  fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 11 to our consolidated financial statements for more detail regarding our accounts receivable.

Notes receivable, net

Our notes receivable balance consists of loans to buyers of charged-off receivable portfolios, which is considered the only loan category or segment to be reported under the applicable accounting guidance. These loans are measured at historical costs and reported at their outstanding principal balances net of any unamortized deferred fees and costs on originated loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans.

As of December 31, 2019, we have not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, we perform a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

Inventory

Our inventory consists of assets acquired for resale. Machinery and equipment inventory is classified as current, and historically is sold within a one-year operating cycle. Real estate inventory is generally classified as non-current due to uncertainties relating to the timing of resale. All inventory is recorded at the lower of cost or net realizable value. There is a risk that assets acquired for resale may be subsequently sold for less than their cost, or may remain unsold.  Historically, the assets’ selling prices have generally been in excess of their cost. See Note 4 to our consolidated financial statements for further detail.

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. Transactions in which our ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as other assets. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 2 and Note 6 to our consolidated financial statements for further detail.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, we monitor events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  We assess whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of our identifiable intangible assets at December 31, 2019 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 10 to our consolidated financial statements. No impairment charges were necessary during 2019.

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

In testing goodwill, we initially use a qualitative approach and analyze relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, we then apply a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of our goodwill relates to our acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 10 to our consolidated financial statements. As a result of the Equity Partners separation transaction at the end of 2019, we recorded an impairment charge of $0.6 million to reduce the carrying value of goodwill related to the acquisition of Equity Partners in 2011. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for more information.

Future impairment of our intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond our control. The most significant items that could impact our business and result in an impairment charge are outlined in “Item 1A. Risk Factors” of this Report.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the value of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards. In 2019 we recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $0.4 million as we believe that it is more likely than not that some of its net operating loss carryforwards will be utilized.  For further discussion of our income taxes, see Note 15 to our consolidated financial statements.

Contingent consideration

As of December 31, 2018 we had fully satisfied the previously recorded contingent consideration balance. We previously recorded contingent consideration related to an earn-out provision payable to the former owner and current president of NLEX David Ludwig that was part of the consideration for the acquisition of NLEX in 2014. The estimated fair value assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value was assessed quarterly, and any adjustments, together with the accretion of the present value discount, were reported as a fair value adjustment on our consolidated income statement. We adjusted its contingent consideration liability to the fair value of the remaining earn-out payment to David Ludwig, and subsequently made the final payment, resulting in a contingent consideration balance of zero during 2018. See Note 13 to our consolidated financial statements for more discussion of the contingent consideration.

Liabilities and contingencies

We are involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case by case basis, we evaluate the likelihood of possible outcomes for these contingent matters. Based on this evaluation, we determine whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, we accrue the estimated loss in the current period.  Refer to Note 17 to our consolidated financial statements for further detail.

Stock-based compensation

Our stock-based compensation is primarily in the form of options to purchase common shares. The fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of our stock options is based on a variety of factors including, but not limited to, the price of our common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of our stock-based compensation plans do not require that we settle any options by transferring cash or other assets, and therefore we classify the option awards as equity. See Note 18 to our consolidated financial statements for further discussion of our stock-based compensation.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2019 and 2018, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age (1)	Title
Ross Dove	67	Director, Chief Executive Officer
Emmett DeMoss	83	Director (2), (3)
Michael Hexner	66	Director (2), (3)
Morris Perlis	71	Director (2), (4)
Samuel L. Shimer	56	Director (2), (3), (4)
Allan C. Silber	71	Chairman of the Board (2)
J. Brendan Ryan	77	Director (2), (4)
Kirk Dove	64	Chief Operating Officer and President
Scott A. West	50	Chief Financial Officer
James Sklar	54	Executive Vice President, General Counsel, and Corporate Secretary
Kenneth Mann	52	Senior Managing Director, Equity Partners HG LLC (5)
David Ludwig	62	President, National Loan Exchange

(1)	As of December 31, 2019
(2)	Independent Director
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee
(5)	Mr. Mann is no longer with the Company, effective January 1, 2020.

Set forth below are descriptions of the backgrounds of our executive officers and directors:

Allan C. Silber, Chairman of the Board.  Mr. Silber was elected to the Board as a Class II director in September 2001. He was appointed as Chairman of the Board in November 2001, a position he held until October 2004, and was again appointed as Chairman of the Board in March 2005. In January 2011, Mr. Silber resigned the position of Chief Executive Officer and assumed the position of President. In May 2015 in connection with the appointment of Ross Dove as Chief Executive Officer and Kirk Dove as Chief Operating Officer and President, Mr. Silber resigned the position of President.  Through December 2018 Mr. Silber was the Chairman of Street Capital, which he founded in 1979.  Mr. Silber sits on one public and several private and not for profit boards. Mr. Silber attended McMaster University and received a Bachelor of Science from the University of Toronto.

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

Samuel L. Shimer, Director.  Mr. Shimer was appointed by the Board as a Class I director in April 2001. Mr. Shimer has extensive expertise in mergers and acquisitions, including those transactions that occurred while he was an officer of our company and Street Capital, where he was initially employed as a Senior Vice President, Mergers & Acquisitions and Business Development in July 1997. He was appointed Managing Director in February 2000 and he terminated his employment with the Company in February 2004. Mr. Shimer is currently Managing Director of SLC Capital Partners, LLC, a private equity fund management company that he co-founded in 2010.  Mr. Shimer serves as Chairman and CEO of Salon Professional Education Company, LLC, a franchisor of cosmetology schools, and on the board of two other private companies. Mr. Shimer earned a Bachelor of Science in economics from The Wharton School of the University of Pennsylvania, and a Master of Business Administration degree from Harvard Business School.

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

Morris Perlis, Director.  Mr. Perlis was appointed by the Board as a Class I director in May 2015.  Mr. Perlis previously served as President of Street Capital from 1992 until 2001, a period of tremendous success that included guiding our health care strategy, resulting in superior growth of three investee companies.  In addition to his past experience at Street Capital, Mr. Perlis brings a wealth of expertise gained in senior strategic and management roles with other leading organizations.  He spent 13 years with American Express Inc., including five years as President of American Express Canada.  During that time he obtained approval for, and directed the launch of, the AMEX Bank of Canada, for which he served as CEO.  Among his other responsibilities with American Express, Mr. Perlis served as Executive Vice President, responsible for that company’s U.S. personal card division, and was a key member of numerous senior level U.S. executive committees.  Mr. Perlis also spent four years as President and CEO of Mad Catz Interactive, during which time he completely re-engineered the company, leading it to become the largest third party manufacturer in its industry.  Mr. Perlis is currently the President and CEO of Morris Perlis and Associates, and is active on one public and several private and not for profit boards. Mr. Perlis earned a Bachelor of Arts in economics and history from Sir George Williams University in Montreal, and a Master of Business Administration degree from York University in Toronto.

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

Ross Dove, Chief Executive Officer and Director.  Mr. Ross Dove was appointed by the Board as a Class I director in May 2015. Mr. Ross Dove was appointed our Chief Executive Officer in May 2015 and has served as Co-Managing Partner of Heritage Global Partners, Inc. since its founding in October 2009.  Together with his brother, Kirk Dove, Mr. Ross Dove joined our company when HGI acquired HGP in February 2012. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. The Messrs. Dove remained as global presidents of the business until September 2009, and then formed HGP in October 2009. During his career, Mr. Dove has been actively involved with advances in the auction industry such as theatre-style auctions, which was a first step in migrating auction events onto the Internet. Mr. Dove has been a member of the National Auctioneers Association since 1985, and a founding member of the Industrial Auctioneers Association. He served as a director of Critical Path from January 2002 to January 2005 and has served on the boards of several venture funded companies.

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

Kenneth Mann, Senior Managing Director, Equity Partners HG LLC.  Mr. Mann had been employed by us since March 2011, when he joined our company in connection with our acquisition of Equity Partners. Prior to the acquisition, Mr. Mann was a Partner at Equity Partners since 1995, and a Managing Partner since September 2002. During his career, Mr. Mann has had extensive experience handling investment banking services for distressed businesses operating in a wide variety of industries. Mr. Mann received a Bachelor of Science in business administration from Salisbury University. He began sponsoring events with the American Bankruptcy Institute in 1995, became a member in March 2003, and has served on its Asset Sales Committee since 2003. As of January 1, 2020, Mr. Mann is no longer with the Company (Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for more information).

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

Delinquent Section 16(a) Reports

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2019, except for (i) a Form 4 inadvertently filed late by the Company on behalf of Mr. Michael Hexner, reporting eight transactions during 2019, (ii) a Form 4 inadvertently filed late by the Company on behalf of Mr. David Ludwig, reporting three transactions during 2019, (iii) a Form 4 inadvertently filed a day late by the Company on behalf Mr. Emmett DeMoss, reporting one transaction, (iv) a Form 5 inadvertently filed late by the Company on behalf of Mr. Emmet DeMoss, reporting six transactions during 2018.

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

Corporate Governance

Board Leadership and Risk Oversight

We are a small organization, with a market capitalization at December 31, 2019 of approximately $28.8 million.

Our operations, even following the acquisitions of HGP in 2012 and NLEX in 2014, remain relatively modest, with only 46 employees, as detailed in “Item 1. Business” of this Report. Given the current size and scale of our operations, we believe that the Board does not require a lead independent director in order to effectively oversee our strategic priorities. The Board meets quarterly to review our operating results. It meets annually to review and approve our strategy and budget. Material matters such as acquisitions and dispositions, investments and business initiatives are approved by the full Board.

The Board has risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from its committees.

Board Meetings and Committees

The Board held four meetings during the fiscal year ended December 31, 2019. The Board has designated two standing committees: the Audit Committee and the Compensation Committee. HGI does not have a nominating or a corporate governance committee. However, corporate governance functions are included in the Audit Committee Charter, and Board nominations are considered by the full Board. There are no specific criteria for Director nominees, and we do not specifically consider diversity with respect to the selection of our Board nominees. Given our limited operations, we believe that we would have difficulty identifying and attracting a diverse selection of candidates. To date, it has been deemed most effective to nominate and appoint individuals who are either former employees with detailed knowledge of the business, such as Mr. Shimer, or individuals with expertise that will be of value as we expand our market presence, such as Mr. Hexner, Mr. DeMoss, Mr. Ryan and Mr. Perlis. There has been no material change in the procedures by which our stockholders may recommend nominees to our Board since such procedures were adopted and implemented.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and independent registered public accounting firm’s independence. The Audit Committee is also responsible for corporate governance, and reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Shimer (Chairman), Mr. DeMoss, and Mr. Hexner, all three of whom are independent directors. The Audit Committee held four meetings during the fiscal year ended December 31, 2019. In 2000, the Board approved HGI’s Audit Committee Charter, which was subsequently revised and amended in 2001 and again in 2003 in order to incorporate certain updates in light of regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter is available on our website www.heritageglobalinc.com.

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

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for our company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate. In addition to the named executive officers discussed below, we have only 44 salaried employees.

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

During 2019, our named executive officers were:

Ross Dove — Chief Executive Officer. Mr. Dove (and his brother, Kirk Dove) co-founded HGP, which we acquired in 2012.  Effective May 2015, Mr. Dove became our Chief Executive Officer.

Kenneth Mann — Senior Managing Director, Equity Partners. Mr. Mann has held this position prior to and since our acquisition of Equity Partners in 2011. As of January 1, 2020, Mr. Mann’s employment with Equity Partners was terminated (Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for more information).

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

During 2019 and 2018 all of our named executive officers were paid employees.

Mr. Mann earned a base salary of $375,000 and was eligible for a performance bonus as described below.

Mr. Dove earned a base salary of $350,000 and was eligible for a performance bonus as described below.

Mr. Ludwig earned a base salary of $400,000 and was eligible for a performance bonus as described below.

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

For 2019, Mr. Mann was eligible for a performance bonus calculated as follows: the first $50,000 of net operating income generated by Equity Partners (“EP NOI”) is allocated to Mr. Mann as a bonus. After the first $50,000 of EP NOI, the Equity Partners team is entitled to receive 50% of the remaining EP NOI. In addition, we make available annually a bonus in the amount of $25,000 to be allocated to a member or members of the Equity Partners team. The allocation among the Equity Partners team is determined by Mr. Mann and our Chief Executive Officer, Mr. Ross Dove. In 2019 Mr. Mann earned a bonus of $50,000, and in 2018 he earned a bonus of $287,736.

For 2019, Mr. Dove was eligible to receive a performance bonus calculated as follows: after we achieve the consolidated net operating income target and the Heritage Global Partners auction division achieves the net operating income target, Mr. Dove may share in a potential bonus pool of 5% of consolidated net operating income (to be shared also with the Executive Management Group). In 2019 Mr. Dove earned a bonus of $40,250. Pursuant to an agreement reached between Mr. Dove and board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus is to be paid to Mr. Dove and the other half is to be paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services. In 2018 Mr. Dove did not earn a bonus as the bonus criteria were not met. For 2020, Mr. Dove will be eligible for a performance bonus consistent with the calculation for 2019.

For 2019, Mr. Ludwig was eligible to receive a performance bonus calculated in accordance with an Addendum to the Employment Agreements of David and Tom Ludwig (the “Addendum”), effective on June 1, 2018. Pursuant to the Addendum, for each calendar year, NLEX will allocate 30% of its Net Operating Income in the aggregate for cash incentive awards. Also pursuant to the Addendum, for each calendar year, NLEX will allocate 20% of its Principal Net Operating Income for cash incentive awards. Each year David Ludwig will recommend to our Board of Directors the NLEX employees (including David Ludwig) entitled to receive a portion, as well as the portion to be received by Mr. Ludwig. In 2019 Mr. Ludwig earned a bonus of $689,490, and in 2018 he earned a bonus of $386,544. For 2020, Mr. Ludwig will be eligible for a performance bonus consistent with the calculation for 2019.

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

We believe that stock options will continue to be used as the predominant form of stock-based compensation. In 2016, our named executives participated in a Company-wide stock option grant.  As part of the grant the named executives received options to purchase an aggregate 825,000 shares of our common stock at a strike price of $0.45 per share.  On June 1, 2018, the Company granted 300,000 shares of Company restricted common stock, and on May 2, 2019, the Company granted 42,500 options to purchase common stock; both grants being in connection with an addendum to the Employment Agreement of David Ludwig (see “— Executive and Director Compensation – Tabular Disclosure — Grants of Plan-Based Awards,” below, for details). No other options were granted to any of our named executive officers during 2018 and 2019.

Other Benefits

In connection with the terms of the related party line of credit as more fully described in “Item 13. Certain Relationships and Related Transaction, and Director Independence” of this Report and Note 12 to our consolidated financial statements, the Company paid approximately $87,000 to Mr. Dove based on the profit share provision for principal and guarantee transactions that occurred in 2017 and the first three quarters of 2018.

Additional benefits provided to the named executive officers during 2019 and 2018 were the payment of an automobile allowance to Mr. Ross Dove ($14,029 in 2019 and $14,879 in 2018) and the payment of club membership dues for Mr. Ludwig ($9,513 in 2019 and $10,117 in 2018).  There were no pension or change in control benefits in either 2019 or 2018.

Upon termination of employment by us without cause, Mr. Dove is entitled to 12 months base salary and a pro rata share of the bonus payable in the fiscal year of termination. Any bonus payable is based on the termination date (provided that, as of the termination date, the performance criteria established with respect to the bonus for the fiscal year have been met), subject to certain conditions.

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

Executive and Director Compensation – Tabular Disclosure

Summary Compensation Table

The following table sets forth the aggregate compensation for services rendered during the fiscal years ended December 31, 2019 and 2018 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)[3]		All Other Compensation ($)		Total ($)

Ross Dove	2019	350,000	40,250	(1)	—		14,029	(2)	404,279
Chief Executive Officer	2018	350,000	—		—		102,072	(2)	452,072

Kenneth Mann	2019	375,000	—		—		—		375,000
Senior Managing Director, Equity Partners	2018	375,000	287,736		—		—		662,736

David Ludwig	2019	400,000	689,490		29,750	(3)	9,513	(4)	1,128,753
President, National Loan Exchange	2018	400,000	386,544		129,000	(3)	2,627,799	(4)	3,543,343

(1)

This amount represents Mr. Dove’s full 2019 bonus, however one-half of Mr. Dove’s 2019 bonus is to be paid to Mr. Dove and the other half is to be paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services. Refer to the “Bonuses” section above for more information.

(2)	This amount represents payment for the profit share provision for principal and guarantee transactions of approximately $87,000 during 2018. The remaining amounts represent an automobile allowance.
(3)	See “— Grants of Plan-Based Awards,” below, for details regarding the assumptions made in the valuation of these stock awards.
(4)

This amount includes the final contingent consideration payment in 2018 to David Ludwig in connection with the acquisition of NLEX in 2014, and membership dues. Membership dues paid on behalf of Mr. Ludwig were $9,513 and $10,117, for 2019 and 2018, respectively.

Grants of Plan-Based Awards

On June 1, 2018, the Company granted 300,000 shares of Company restricted common stock in connection with an addendum to the Employment Agreement of David Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. All restricted common stock was issued with grant date fair value of $0.43 per share and an exercise price of zero. On May 2, 2019, the Company granted 42,500 options to purchase common stock at an exercise price of $0.70 per share in connection with an addendum to the Employment Agreement of David Ludwig. No other option grants were made to our named executive officers noted above during 2018 and 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the detail of outstanding equity awards at December 31, 2019.

Name	Number of Securities Underlying Unexercised Options: Exercisable		Number of Securities Underlying Unexercised Options: Unexercisable		Option Exercise Price($/Sh)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested
David Ludwig	150,000	(1)	50,000	(1)	$0.45	December 9, 2026	N/A		N/A
Ross Dove	243,750	(1)	81,250	(1)	$0.45	December 9, 2026	N/A		N/A
David Ludwig	—		—		N/A	N/A	300,000	(2)	$0.43
David Ludwig	—		42,500	(3)	$0.70	May 1, 2029	N/A		N/A

(1)	The options vest 25% annually beginning on the first anniversary of the December 9, 2016 grant date.
(2)

The Company granted 300,000 shares of Company restricted common stock in connection with an addendum to the Employment Agreement of David Ludwig (as described previously in “Grants of Plan-Based Awards”).

(3)

The Company granted 42,500 options to purchase common stock in connection with an addendum to the Employment Agreement of David Ludwig (as described previously in “Grants of Plan-Based Awards”). The options vest 25% annually beginning on June 1, 2020.

There were no adjustments or changes in the terms of any of our option awards in 2019 or 2018.

Compensation of Directors

The following table sets forth the aggregate compensation for services rendered during the fiscal year ended December 31, 2019 by each person serving as a director.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Allan C. Silber	101,000		3,676	104,676
Samuel L. Shimer	39,000		3,676	42,676
Morris Perlis	27,000		3,676	30,676
J. Brendan Ryan	25,000		3,676	28,676
Michael Hexner	33,000		3,676	36,676
Emmett DeMoss	53,125	(2)	3,676	56,801
Ross Dove (3)	—		—	—

(1)

The value included in this column represents the grant date fair value of the option award computed in accordance with FASB ASC Topic 718. The number of shares underlying stock options granted during 2019 for each of the directors listed in the table was as follows:  Mr. Silber — 10,000; Mr. Perlis — 10,000; Mr. Ryan — 10,000; Mr. Shimer — 10,000; Mr. Hexner — 10,000; Mr. DeMoss — 10,000.

(2)

Mr. DeMoss earned board fees of $33,000. In addition, Mr. DeMoss earned $20,125 in consideration of Mr. DeMoss’ ongoing strategic consulting services. Refer to the “Bonuses” section above for more information.

(3)	Mr. Dove was not compensated as a director during 2019 due to the compensation he received for his employment as one of our officers.

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

Stock Option Plans

At December 31, 2019, we had four stock-based employee compensation plans, which are described in Note 18 of our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” of this Report.

Anti-Hedging Policy

The Company maintains an anti-hedging policy in its Code of Conduct. The Company’s policy prohibits directors, officers and employees, with respect to the Company’s stock, from trading on a short-term basis, engaging in short sales, or buying or selling puts or calls. Moreover, all transactions in the Company’s stock by directors and officers must be cleared by the Corporation’s secretary. The Company believes that it is improper and inappropriate for its directors, officers and employees to engage in short-term or speculative transactions involving the Company’s stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the ownership of our common stock as of March 1, 2020, except as otherwise footnoted, by: (i) each director; (ii) each of the Named Executive Officers in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. As of March 1, 2020, there are 29,352,837 shares of common stock and 569 shares of Series N preferred stock issued and outstanding. Each share of Series N preferred stock is entitled to 40 votes.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Common Stock Beneficially Owned
Allan C. Silber	4,457,395	(3)	15.2%
Topline Capital Partners, LP	2,925,327	(4)	10.0%
Ross Dove	2,025,540	(5)	6.8%
Zachary Capital L.P.	1,613,454	(6)	5.5%
Kirk Dove	1,336,950	(7)	4.5%
David Ludwig	967,605	(8)	3.3%
Morris Perlis	396,389	(9)	1.4%
Kenneth Mann	131,967	(10)	*%
Samuel L. Shimer	177,139	(11)	*%
J. Brendan Ryan	163,750	(12)	*%
Emmett DeMoss	50,000	(13)	*%
Michael Hexner	59,776	(14)	*%
All Executive Officers and Directors as a Group (12 people)	10,642,871		34.8%

*	Indicates less than one percent.
(1)

Unless otherwise noted, all listed shares of common stock are owned of record by each person or entity named as beneficial owner and that person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them. All addresses are c/o Heritage Global Inc. unless otherwise indicated.

(2)

As to each person or entity named as beneficial owners, that person’s or entity’s percentage of ownership is determined based on the assumption that any options or convertible securities held by such person or entity which are exercisable or convertible within 60 days of March 1, 2020 have been exercised or converted, as the case may be.

(3)	Includes 43,750 shares of common stock issuable pursuant to options.
(4)

Unrelated third party with beneficial ownership greater than 5.0%, based solely upon a Schedule 13G/A filed on February 13, 2020 with the SEC.  Topline Capital Partners, LP’s address is 2913 3rd Street, Unit 201, Santa Monica, CA 90405.

(5)	Includes 243,750 shares of common stock issuable pursuant to options.
(6)

Unrelated third party with beneficial ownership greater than 5.0%, based solely upon a Schedule 13G filed on July 21, 2015 with the SEC.  Zachary Capital L.P.’s address is 12 Castle Street, Helier, Jersey, JE2 3RT.

(7)	Includes (i) 243,750 shares of common stock issuable pursuant to options, and (ii) 10,000 shares of common stock held by an immediate family member of Mr. Kirk Dove.
(8)	Includes 150,000 shares of common stock issuable pursuant to options. Mr. Ludwig’s address is c/o National Loan Exchange Inc., 10 Sunset Hills Professional Center, Floor 1, Edwardsville, IL 62025.
(9)	Includes 43,750 shares of common stock issuable pursuant to options.

(10)   Mr. Mann’s address is c/o Equity Partners HG LLC, 16 N. Washington St, Easton, MD 21601.

(11)	Includes 63,750 shares of common stock issuable pursuant to options.
(12)	Includes 63,750 shares of common stock issuable pursuant to options.
(13)	Includes 20,000 shares of common stock issuable pursuant to options.
(14)	Includes 33,750 shares of common stock issuable pursuant to options.

We are not aware of any arrangements, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

Pursuant to an agreement reached between Mr. Dove and board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus is to be paid to Mr. Dove and the other half is to be paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services.

As part of the operations of NLEX, we lease office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid for the lease in both 2019 and 2018 was $0.1 million, which was paid in its entirety directly to David Ludwig.

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

Director Independence

Our securities are quoted on the OTC market and the Canadian Securities Exchange. Our Board applies “independence” requirements and standards under the Nasdaq Marketplace Rules. Pursuant to the requirements, the Board annually undertakes a review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his or her immediate family and HGI and its subsidiaries and affiliates. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. As a result of this review in 2019, the Board affirmatively determined that during 2019 Messrs. Silber, Hexner, Ryan, Shimer, Perlis and DeMoss were deemed “independent” as defined under the Nasdaq Marketplace Rules. The Board further determined that during 2019 each of the foregoing directors met the independence and other requirements, including the Audit Committee membership independence requirements, needed to serve on the Board committees for which they serve.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected Squar Milner LLP (“Squar Milner”) as our independent registered public accounting firm for the fiscal year ended December 31, 2018 and 2019. Squar Milner has served as our independent registered public accounting firm since the fiscal year ended December 31, 2014.  All fees paid to independent registered public accounting firms were pre-approved by the Audit Committee.

The following is a summary of the fees paid or expected to be paid to Squar Milner for professional services rendered for the fiscal years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Audit fees	$130	$126
Audit-related fees, tax fees, and all other fees	—	—
Total	$130	$126

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

Tax Fees

Tax fees are for services related to tax compliance, consulting and planning services and include preparation of tax returns, review of restrictions on net operating loss carry forwards and other general tax services. For 2019 and 2018, these services were provided by an independent accounting firm other than Squar Milner.

All Other Fees

We did not incur fees for any other services provided by our principal accountant during the years ended December 31, 2019 and 2018.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy to pre-approve services performed by the independent registered public accounting firm. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chairman or any of its other members pursuant to delegated authority) for approval.  All fees related to audit services during 2018 and 2019 were pre-approved by the Audit Committee.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)	The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1	Amended and Restated Articles of Incorporation (restated for filing purposes only)

3.2	Bylaws as amended (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-17973) filed on November 19, 1998).

4.1

Warrant Agreement by and between Heritage Global Inc. and Napier Park Industrial Asset Acquisition, LP effective as of March 19, 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2019 (File No. 000-17973), and incorporated herein by reference).

4.2	Description of Securities

10.1*	2003 Stock Option and Appreciation Rights Plan (filed as Appendix E to the Company’s Definitive Proxy Statement filed on October 31, 2003 (File No. 000-17973), and incorporated herein by reference).

10.2*	2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 000-17973), and incorporated herein by reference).

10.3*

Form of Option Grant for Options Granted Under 2003 Stock Option and Appreciation Rights Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.4*

Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2011 (File No. 000-17973), and incorporated herein by reference).

10.5*

Stock option grant notice to Ross Dove effective February 29, 2012 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.6*

Stock option grant notice to Kirk Dove effective February 29, 2012 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.7*

Management Services Agreement between Heritage Global Inc. and Street Capital, effective as of May 1, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014 (File No. 000-17973), and incorporated herein by reference).

10.8

Stock Purchase Agreement between Heritage Global Inc., National Loan Exchange, Inc., and David Ludwig, signed on June 2, 2014 and effective as of May 31, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014 (File No. 000-17973), and incorporated herein by reference).

Exhibit Number	Title of Exhibit

10.9

Promissory Note by and between Heritage Global Inc. and Harvey Frisch, effective as of June 19, 2014 ( filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.10

Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of December 31, 2014 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.11

Second Renewed Note to the Promissory Note by and between Heritage Global Inc. and Harvey Frisch dated June 19, 2014, effective as of January 15, 2016 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.12*

Employment Agreement between Ross Dove and Heritage Global Partners, Inc. effective as of February 29, 2012 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.13*

Employment Agreement between Kirk Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.14*

Employment Agreement between James Sklar and Heritage Global Partners, Inc. effective as of June 23, 2013 ( filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.15*

Employment Agreement between Scott A. West and Heritage Global Partners, Inc. effective as of March 6, 2014 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.16*

Employment Agreement between David Ludwig and National Loan Exchange, Inc. effective as of May 31, 2014 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.17

Secured Promissory Note by and between Heritage Global Inc. and The Dove Holdings Corporations, effective as of December 23, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2016 (File No. 000-17973), and incorporated herein by reference).

10.18*

Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.19*	2016 Stock Option Plan (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.20*

Addendum to Employment Agreements, effective June 1, 2018, by and between Heritage Global Inc., National Loan Exchange, Inc., Tom Ludwig and David Ludwig (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018 (File No. 000-17973), and incorporated herein by reference).

10.21

Secured Promissory Note by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2018 (File No. 000-17973), and incorporated herein by reference).

10.22

Business Loan Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2018 (File No. 000-17973), and incorporated herein by reference).

10.23

Change in Terms Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-17973), and incorporated herein by reference).

10.24

First Amendment to Business Loan Agreement by and between Heritage Global Inc. and First Choice Bank, effective as of March 29, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-17973), and incorporated herein by reference).

10.25

Amendment to Employment Agreement by and between Equity Partners HG LLC f/k/a Equity Partners CRB, LLC and Kenneth Mann, effective as of September 13, 2019. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019 (File No. 000-17973), and incorporated herein by reference).

Exhibit Number	Title of Exhibit

10.26

Promissory Note by and between Heritage Global Inc. and C3bank, National Association, effective as of February 5, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
February 14, 2020 (File No. 000-17973), and incorporated herein by reference).

10.27

Business Loan Agreement by and between Heritage Global Inc. and C3bank, National Association, effective as of February 5, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020 (File No. 000-17973), and incorporated herein by reference).

10.28

Commercial Security Agreement by and between Heritage Global Inc. and C3bank, National Association, effective as of February 5, 2020 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2020 (File No. 000-17973), and incorporated herein by reference).

21	List of subsidiaries.

23.1	Consent of Squar Milner LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 9, 2020	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2020
Ross Dove

/s/ Michael Hexner	Director	March 9, 2020
Michael Hexner

/s/ Morris Perlis	Director	March 9, 2020
Morris Perlis

/s/ J. Brendan Ryan	Director	March 9, 2020
J. Brendan Ryan

/s/ Samuel L. Shimer	Director	March 9, 2020
Samuel L. Shimer

/s/ Emmett DeMoss	Director	March 9, 2020
Emmett DeMoss

/s/ Allan C. Silber	Chairman of the Board of Directors	March 9, 2020
Allan C. Silber

INDEX OF FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ SQUAR MILNER LLP

We have served as the Company’s auditor since 2014.

San Diego, California

March 9, 2020

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,728	$4,268
Accounts receivable	1,859	400
Current portion of notes receivable, net	1,295	—
Inventory – equipment	104	2,405
Other current assets	784	607
Total current assets	6,770	7,680
Property and equipment, net	221	175
Non-current portion of notes receivable, net	1,366	—
Equity method investments	2,516	2,767
Right-of-use asset	1,483	—
Intangible assets, net	3,392	3,627
Goodwill	5,585	6,158
Deferred tax assets	372	—
Other assets	212	224
Total assets	$21,917	$20,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,110	$8,101
Current portion of third party debt	403	1,178
Lease liabilities	577	—
Other current liabilities	3	892
Total current liabilities	9,093	10,171
Non-current portion of third party debt	35	438
Non-current portion of lease liabilities	942	—
Other non-current liabilities	—	1,838
Deferred tax liabilities	—	584
Total liabilities	10,070	13,031

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 569 Series N shares at December 31, 2019 and December 31, 2018	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,339,061 shares at December 31, 2019 and 29,253,278 shares at December 31, 2018	293	293
Additional paid-in capital	285,099	284,751
Accumulated deficit	(273,474)	(277,373)
Accumulated other comprehensive loss	(77)	(77)
Total stockholders’ equity	11,847	7,600
Total liabilities and stockholders’ equity	$21,917	$20,631

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenues:
Services revenue	$20,100	$21,658
Asset sales	6,068	2,006
Total revenues	26,168	23,664

Operating costs and expenses:
Cost of services revenue	3,374	2,904
Cost of asset sales	4,365	1,144
Selling, general and administrative	15,874	15,219
Impairment of goodwill	573	—
Depreciation and amortization	305	319
Total operating costs and expenses	24,491	19,586
Earnings of equity method investments	1,373	—
Operating income	3,050	4,078
Fair value adjustment of contingent consideration	—	157
Interest and other expense, net	(64)	(214)
Income before income tax (benefit) expense	2,986	4,021
Income tax (benefit) expense	(913)	270
Net income	$3,899	$3,751

Weighted average common shares outstanding – basic	28,662,297	28,581,654
Weighted average common shares outstanding – diluted	29,271,375	28,894,927
Net income per share – basic	$0.14	$0.13
Net income per share – diluted	$0.13	$0.13

Comprehensive income:
Net income	$3,899	$3,751
Other comprehensive loss:
Foreign currency translation adjustment	—	(2)
Comprehensive income	$3,899	$3,749

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2017	569	$6	28,480,148	$285	$284,396	$(281,124)	$(75)	$3,488
Issuance of common stock from stock option awards	—	—	173,130	2	72	—	—	74
Issuance of restricted common stock			600,000	6	(6)	—	—	—
Stock-based compensation expense	—	—	—	—	289	—	—	289
Net income	—	—	—	—	—	3,751	—	3,751
Foreign currency translation adjustments	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2018	569	6	29,253,278	293	284,751	(277,373)	(77)	7,600
Issuance of common stock from stock option awards	—	—	10,783	—	—	—	—	—
Issuance of common stock			75,000	—	65	—	—	65
Stock-based compensation expense	—	—	—	—	283	—	—	283
Net income	—	—	—	—	—	3,899	—	3,899
Balance at December 31, 2019	569	$6	29,339,061	$293	$285,099	$(273,474)	$(77)	$11,847

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2019	2018
Cash flows provided by operating activities:
Net income	$3,899	$3,751
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of equity method investments	(1,373)	—
Noncash lease expense	(262)	—
Depreciation and amortization	305	319
Impairment of goodwill	573	—
Fair value adjustment of contingent consideration	—	(157)
Deferred taxes	(956)	72
Stock-based compensation expense	283	289
Changes in operating assets and liabilities:
Accounts receivable	(1,459)	(16)
Inventory – equipment	2,301	(2,235)
Other assets	(100)	(238)
Accounts payable and accrued liabilities	9	3,847
Lease liabilities	235	—
Other non-current liabilities	(2,661)	1,838
Net cash provided by operating activities	794	7,470

Cash flows used in investing activities:
Purchase of property and equipment	(116)	(99)
Investment in notes receivable	(2,827)	—
Payments received on notes receivable	166	—
Investment in equity method investments	(604)	(2,753)
Cash distributions from equity method investments	2,225	—
Net cash used in investing activities	(1,156)	(2,852)

Cash flows used in financing activities:
Proceeds from debt payable to third parties	1,250	1,300
Repayment of debt payable to third parties	(2,428)	(826)
Repayment of debt payable to related party	—	(390)
Payment of contingent consideration	—	(2,617)
Proceeds from exercise of options to purchase common shares	—	74
Net cash used in financing activities	(1,178)	(2,459)
Net (decrease) increase in cash and cash equivalents	(1,540)	2,159
Cash and cash equivalents at beginning of year	4,268	2,109
Cash and cash equivalents at end of year	$2,728	$4,268

Supplemental cash flow information:
Cash paid for income taxes	$290	$56
Cash paid for interest	74	249
Noncash change in right-of-use assets	1,220	-
Noncash change in deferred rent	(64)	-
Noncash change in lease liabilities	1,284	-
Issuance of common stock for services rendered	65	-

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), and Heritage Global Capital LLC (“HGC”). These entities, collectively, are referred to as “HGI,” the “Company,” “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company’s sole operating segment is its asset liquidation business, which began operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of Equity Partners, HGP and NLEX in 2011, 2012 and 2014, respectively, and the creation of HGC in 2019. As a result, HGI is positioned to provide an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and specialty financing solutions.

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

Significant estimates include the assessment of collectability of revenue recognized and the valuation of accounts receivable and notes receivable, inventory, investments, goodwill and intangible assets, liabilities, contingent consideration, deferred income tax assets and liabilities including projecting future years’ taxable income, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

The remaining asset sale transactions involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). Transactions in which the

Company’s ownership share meets the criteria for the equity method investments under ASC 323 are accounted for as equity method investments, and, accordingly, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. Although the Company generally expects to exit each of its investments in Joint Ventures in less than one year, they are classified on the balance sheet as non-current assets due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities, and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets. As the activity of the Joint Ventures involves asset purchase/resale transactions, which is similar in nature to the Company’s other asset liquidation activities, the earnings (losses) of the Joint Ventures are included in the operating income in the accompanying consolidated income statements.

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in the United States. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

Accounts receivable

The Company’s accounts receivable primarily relate to the operations of its asset liquidation business. They generally consist of three major categories: (1) fees, commissions and retainers relating to appraisals and auctions, (2) receivables from asset sales, and (3) receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 11 for more detail regarding the Company’s accounts receivable.

Notes receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios, which is considered the only loan category or segment to be reported under the applicable accounting guidance. These loans are measured at historical costs and reported at their outstanding principal balances net of any unamortized deferred fees and costs on originated loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans.

As of December 31, 2019, the Company has not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

Inventory

The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. All inventory is recorded at the lower of cost or net realizable value.

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as other assets. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 2 and Note 6 for further detail.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2019 and 2018, the carrying values of the Company’s cash, accounts receivable, other assets, accounts payable and accrued liabilities approximate fair value given the short term nature of these instruments.  The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. The Company employed fair value accounting for only the contingent consideration recorded as part of the acquisition of NLEX. The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market and therefore fall within Level 3.  See Note 13 for more discussion of this contingent consideration.

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

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2019 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 10. No impairment charges were necessary during 2019.

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

In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value.  All of the Company’s goodwill relates to its acquisitions of Equity Partners in 2011, HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 10. As a result of the Equity Partners separation transaction at the end of 2019, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of goodwill related to the acquisition of Equity Partners in 2011.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets.  In 2019 the Company recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $0.4 million as the Company believes that it is more likely than not that some of its net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 15.

Contingent consideration

At December 31, 2018 the Company no longer carries a contingent consideration balance. We previously had an earn-out provision payable to the former owner and current president of NLEX (“David Ludwig”) that was part of the consideration for the acquisition of NLEX in 2014. The estimated fair value assigned to the contingent consideration at the acquisition date was determined using a discounted cash flow analysis. Its fair value was assessed quarterly, and any adjustments, together with the accretion of the present value discount, were reported as a fair value adjustment on the Company’s consolidated income statement. The Company adjusted its contingent consideration liability each reporting period to the fair value of the estimated remaining earn-out liability owed to David Ludwig. During 2018 the Company made the final contingent consideration payments to David Ludwig in the aggregate amount of $2.6 million, resulting in a contingent consideration of zero at December 31, 2018 and 2019. See Note 13 for more discussion of the contingent consideration.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be reasonably estimated, the Company accounts for the estimated loss in the current period. See Note 17 for further discussion.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment — the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than as reported in its income statement, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (2% of total revenues for the year ended December 31, 2019), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2019, the deferred revenue balance was approximately $2,500. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

In 2019, the Company began providing specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Fees collected in relation to the issuance of loans includes loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

The loan origination fees are offset with any direct origination costs and are deferred upon issuance of the loan and amortized over the lives of the related loans, as an adjustment to interest income. The interest method is used to arrive at a periodic interest cost (including amortization) that will represent a level effective rate on the sum of the face amount of the debt and (plus or minus) the unamortized premium or discount and expense at the beginning of each period.

The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the amount of backend profit share which will be realized, and the lack of historical precedence as this is a new business for the Company.

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

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of the Company’s stock options is based on a variety of factors including, but not limited to, the price of the Company’s common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The grant date fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of the Company’s stock-

based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity.  See Note 18 for further discussion of the Company’s stock-based compensation.

Advertising

The Company expenses advertising costs in the period in which they are incurred.  Advertising and promotion expense included in selling, general and administrative expense for the years ended December 31, 2019 and 2018, was $0.6 million and $0.8 million, respectively.

Recently adopted accounting pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, (“ASU 2016-02”). ASU 2016-02 changes the accounting for leases previously classified as operating leases under GAAP by, among other things, requiring a Company to recognize the lease on the balance sheet with a right-of-use asset and a lease liability. Effective January 1, 2019, the Company adopted ASU 2016-02. This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a modified retrospective adoption method at January 1, 2019. Under this method of adoption, there is no impact to the comparative condensed consolidated income statement and consolidated balance sheet. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in ASC Topic 840, “Leases.” In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.

In 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (“ASU 2018-07”), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

Future accounting pronouncements

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC 310-30, which provides authoritative guidance for the accounting of the Company’s notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios which resulted in a total outstanding principal balance of approximately $2.7 million, net of unamortized deferred fees and costs on originated loans. As of December 31, 2019, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 4 – Inventory

As of December 31, 2018, the Company’s inventory balance largely consisted of machinery and equipment related to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018. The 110-acre campus includes three independent modern buildings with various pharmaceutical manufacturing and packing line assets. The Company’s interest in the purchase and carrying value for this inventory at December 31, 2018 was approximately $2.3 million. As of December 31, 2019, the Company’s inventory balance was approximately $0.1 million, a reduction in $2.2 million due primarily to asset sales during 2019 related to the machinery and equipment held in Huntsville, Alabama.

Note 5 – Lessor Arrangement

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

The real estate portion of the arrangement is held by CPFH LLC, the joint venture, and is accounted for under the equity method where the Company’s share in earnings from equity method investments is shown in one line item on the income statement. Refer to Note 6 for further information.

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

Note 6 – Equity Method Investments

On November 14, 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a Joint Venture. The Company’s share of the Joint Venture is 25%. During 2019, the Company held a 50% share in the Oak Grove Asset Acquisitions LP, an entity formed for the execution of auction deals with Napier Park. The table below details the Company’s Joint Venture revenues and net income (loss) during the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Revenues:
Oak Grove Asset Acquisitions LP	$522	$—
CPFH LLC	10,985	—
Total Revenues	$11,507	$—

Operating income (loss):
Oak Grove Asset Acquisitions LP	$151	$—
CPFH LLC	5,046	(115)
Total operating income (loss)	$5,197	$(115)

The table below details the summarized components of assets and liabilities, as at December 31, 2019 and 2018, of the Company’s Joint Ventures at those dates (in thousands):

	2019	2018
Assets:
Oak Grove Asset Acquisitions LP	$1,602	$—
CPFH LLC	20,016	11,064
Total assets	$21,618	$11,064

Liabilities:
Oak Grove Asset Acquisitions LP	$797	$—
CPFH LLC	10,245	168
Total liabilities	$11,042	$168

Note 7 – Earnings per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

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

The table below shows the calculation of the shares used in computing diluted EPS:

	For the Year Ended December 31,
Weighted Average Shares Calculation:	2019	2018
Basic weighted average shares outstanding	28,662,297	28,581,654
Treasury stock effect of common stock options and restricted stock awards	609,078	313,273
Diluted weighted average common shares outstanding	29,271,375	28,894,927

For the years ended December 31, 2019 and 2018 there were potential common shares totaling approximately 0.7 million and 1.0 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 8 – Leases

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

December 31,
Right-of-use assets:	2019
Del Mar, CA	$745
Burlingame, CA	392
Edwardsville, IL	346
$1,483

December 31,
Lease liabilities:	2019
Del Mar, CA	$745
Burlingame, CA	429
Edwardsville, IL	345
$1,519

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both years ended December 31, 2019 and 2018, lease expense was approximately $0.5 million. Undiscounted future minimum lease commitments as of December 31, 2019 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2020	$578
2021	385
2022	277
2023	218
2024	176
Thereafter	30
Total undiscounted future minimum lease payments	1,664
Less: imputed interest	145
Present value of lease liabilities	$1,519

Note 9 – Property and Equipment, net

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2019	December 31, 2018
Furniture, fixtures and office equipment	$214	$228
Software and technology assets	333	326
	547	554
Accumulated depreciation	(326)	(379)
Property and equipment, net	$221	$175

Depreciation expense related to property and equipment was $70,000 and $69,000 for the years ended December 31, 2019 and 2018, respectively.

Note 10 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2019 and 2018 are shown below (in thousands except for lives):

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2018	Amortization	Carrying Value December 31, 2019
Customer Network (HGP)	12	3.0	$114	$(22)	$92
Trade Name (HGP)	14	5.0	746	(104)	642
Customer Relationships (NLEX)	7.6	2.0	330	(109)	221
Total			1,190	(235)	955

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$3,627	$(235)	$3,392

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2017	Amortization	Carrying Value December 31, 2018
Customer Network (HGP)	12	5.2	$136	$(22)	$114
Trade Name (HGP)	14	7.2	850	(104)	746
Customer Relationships (NLEX)	7.6	3.1	440	(110)	330
Website (NLEX)	5	0	14	(14)	—
Total			1,440	(250)	1,190

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$3,877	$(250)	$3,627

Amortization expense during each of 2019 and 2018 was $0.2 million and $0.3 million, respectively.  No significant residual value is estimated for these intangible assets.

The Company performed its annual impairment test for the year ended December 31, 2019, in the fourth quarter, and determined that no impairment charges were necessary.

The estimated amortization expense during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2020	$268
2021	270
2022	159
2023	129
2024	129
Total	$955

Goodwill

As part of its acquisitions, the Company recognized goodwill of $0.6 million related to Equity Partners in 2011, $4.7 million related to HGP in 2012, and $3.5 million related to NLEX in 2014.

Goodwill consisted of the following at December 31, 2019 and 2018 (in thousands):

Acquisition	December 31, 2019	December 31, 2018
Equity Partners	$—	$573
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$6,158

On September 13, 2019, the Company entered into an Amendment (the “Mann Amendment”) to the Employment Agreement (the “Mann Employment Agreement”) for Kenneth Mann, a named executive officer of the Company and the Senior Managing Director of Equity Partners. Pursuant to the terms of the Mann Amendment, Mr. Mann continued his employment with Equity Partners until December 31, 2019, after which time the Mann Employment Agreement and Mann Amendment terminated and Mr. Mann’s employment with Equity Partners ceased (the “Resignation Time”). As a result of the Mann Amendment, the Company recorded an impairment charge of $0.6 million at December 31, 2019 to reduce the carrying value of goodwill, which resulted from the acquisition of Equity Partners in 2011.

The Company performed its annual impairment test for the year ended December 31, 2019, in the fourth quarter, and determined that no additional impairment charges were necessary.

Note 11 – Accounts Receivable and Accounts Payable

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

The Company recorded no allowance for doubtful accounts as of December 31, 2019 and 2018.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Due to auction clients	$2,776	$3,113
Remuneration and benefits	2,484	2,112
Due to Joint Venture partners	2,067	1,367
Accrued asset liquidation expenses	212	191
Accounting, auditing and tax consulting	187	140
Sales and other taxes	113	293
Customer deposits	—	600
Other	271	285
Total accounts payable and accrued liabilities	$8,110	$8,101

Note 12 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31,	December 31,
	2019	2018
Third party debt:
Current portion	$403	$1,178
Non-current portion	35	438
Total third party debt	$438	$1,616

In 2016, the Company entered into a related party secured promissory note with an entity owned by certain executive officers of the Company (the “Entity”) for a revolving line of credit (the “Line of Credit”).  Under the terms of the Line of Credit, the Company received a revolving line of credit with an aggregate borrowing capacity of $1.5 million.  Interest under the Line of Credit was charged at a variable rate.  Aggregate loans under the Line of Credit up to $1.0 million incurred interest at a variable rate per annum based on the rate charged to the Entity by its bank, plus 2.0%.  Amounts outstanding at any time in excess of $1.0 million incurred interest at a rate of 8.0% per annum.  The Company was required to pay the Entity an annual commitment fee of $15,000, payable on a monthly basis, and due regardless of amounts drawn against the line.  Further, the Entity was eligible to participate in the net profits and net losses of certain industrial auction principal and guarantee transactions entered into by the Company on or after January 1, 2017, and consummated on or prior to the maturity date.  Principal transactions are those in which the Company purchases assets for resale.  Guarantee transactions are those in which the Company guarantees its client a minimum amount of proceeds from the auction.  The Line of Credit matured at the earlier of (i) three years from the date of the Agreement, (ii) the termination of the Entity’s line of credit with its bank, or (iii) forty-five (45) days following the date the Company closes a new credit facility with a financial institution. During 2018, the Company did not draw on the Line of Credit. The Company also incurred approximately $179,000 in expense based on the profit share provision for principal and guarantee transactions, as noted above. In connection with the Company entering into a new credit facility with a third party bank on September 27, 2018, the Company terminated the related party secured promissory note with the Entity.

In September 2018, Heritage Global Inc. entered into a secured promissory note and business loan agreement (the “Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The Credit Facility had an initial maturity date of October 5, 2019 and replaced the Line of Credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues interest at a variable rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100.00 per month. The Company began paying interest on the Credit Facility in regular monthly payments in November 2018. The Company may prepay the Credit Facility without penalty, subject to the minimum monthly interest charge. The Company is the borrower, with certain of the subsidiaries of the Company as guarantors under the Credit Facility. The Credit Facility is secured by a first priority security interest in all of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including the preparation of timely financial statements, payment of taxes and disclosure of all material legal or administrative proceedings. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, compliance with governmental requirements, timely submission of all filings with the Securities and Exchange Commission and payment of taxes. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

In March 2019, Heritage Global Inc. entered into the Change in Terms Agreement and the First Amendment to Business Loan Agreement (collectively, the “Amendments”), which amended the Company’s Credit Facility. The Amendments, among other things, (i) increased the principal amount of the revolving line of credit to $3.0 million, (ii) extended the maturity date of the Credit Facility to April 5, 2020, and (iii) raised the floor interest rate under the Credit Facility from 5.25% to 5.50%. During 2019, the Company drew on the line of credit for a total of $1.3 million and made repayments of principal totaling $2.1 million resulting in a zero balance as of December 31, 2019.

In January 2018, HG LLC, a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021. As of December 31, 2017, we accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as of December 31, 2017 as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HG LLC or HGI are insolvent or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or take any action to authorize such proceeding. During 2019 the Company made the scheduled payments on the Note totaling $420,000. The outstanding balance on the Note as of December 31, 2019 was $438,000.

Note 13 – Fair Value Measurements

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

As of December 31, 2019 and 2018, the Company had no Level 1, Level 2 or Level 3 assets or liabilities measured at fair value.  As of December 31, 2017, the Company’s contingent consideration from the acquisition of NLEX in 2014 of $2.8 million, was the only financial asset or liability measured at fair value on a recurring basis, and was classified as Level 3 within the fair value hierarchy.  The final payment on the contingent consideration was paid during 2018. The fair value of the Company’s contingent consideration was determined using a discounted cash flow analysis, which is based on significant inputs that are not observable in the market.

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

The following table summarizes the changes in the fair value of the contingent consideration liability during 2018 (in thousands):

Balance at December 31, 2017	$2,774
Payment of contingent consideration	(2,617)
Fair value adjustment of contingent consideration	(157)
Balance at December 31, 2018	$—

Note 14 – Commitments and Contingencies

In the normal course of its business, HGI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. As of December 31, 2018, in connection to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, the Company has a contractual obligation to make remaining guaranteed distribution payments to a partner totaling approximately $3.8 million by no later than May 26, 2020. As of December 31, 2019, the remaining guaranteed distribution payments the Company is obligated to make was approximately $0.8 million.

At December 31, 2019 HGI does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 15 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses.  At December 31, 2019, the Company recorded a reduction to the valuation allowance based on the potential utilization of net operating loss carryforwards in future periods.  The following table summarizes the change in the valuation allowance during 2018 and 2019 (in thousands):

Balance at December 31, 2017	$29,932
Change during 2018	(999)
Balance at December 31, 2018	28,933
Change during 2019	(11,294)
Balance at December 31, 2019	$17,639

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2019, in part because in the current year we have achieved three years of cumulative taxable income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred taxes of $1.8 million are realizable. It therefore reduced the valuation allowance accordingly.

At December 31, 2019 the Company has aggregate tax net operating loss carry forwards of approximately $83.2 million ($61.6 million of unrestricted net operating tax losses and approximately $21.6 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2037.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ending December 31 (in thousands):

	2019	2018
Expected federal statutory tax expense	$625	$963
Increase (reduction) in taxes resulting from:
State income taxes recoverable	258	198
Non-deductible expenses (permanent differences)	(15)	42
Change in valuation allowance	(11,294)	(999)
Tax rate changes	9,522	(256)
Other	(9)	322
Income tax (benefit) expense	$(913)	$270

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year.  The 2016 through 2018 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows in (thousands):

	2019	2018
Net operating loss carry forwards	$18,535	$28,573
Stock based compensation	921	763
Trade names	(817)	(763)
Customer relationships	(59)	(106)
Equity method investments	(497)	—
Other	(72)	(118)
Gross deferred tax assets	18,011	28,349
Less: valuation allowance	(17,639)	(28,933)
Deferred tax assets (liabilities), net of valuation allowance	$372	$(584)

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2019, the unrecognized tax benefit has been determined to be $4.4 million.

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

Note 16 – Related Party Transactions

Pursuant to an agreement reached between Mr. Dove and board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus is to be paid to Mr. Dove and the other half is to be paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services.

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party was approximately $108,000 and $105,000 for the years ended December 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the consolidated income statement.  All of the payments in both 2019 and 2018 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

In 2016 the Company entered into a secured related party loan agreement with certain executive officers of the Company which is more fully described in Note 12.  Both Ross Dove and Kirk Dove, who were parties to the related party loan, share equally in all payments made by the Company to satisfy obligations under the loan agreement. During the year ended December 31, 2018, the Company made payment of approximately $179,000 to the respective parties based on the profit share provision for principal and guarantee transactions that occurred in 2017 and the first three quarters of 2018. In connection with the Company entering into a new credit facility with a third party bank on September 27, 2018, the Company terminated the related party loan agreement.

During 2018, the Company paid David Ludwig $2.6 million for his final earn-out provision payment.

Note 17 – Legal Proceedings

The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 18 – Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 300,000,000 common shares with a par value of $0.01 per share and 10,000,000 preferred shares with a par value of $10.00 per share.

During 2018 and 2019 the Company issued 173,130 and 10,783 shares of common stock, respectively, pursuant to the exercise of stock options. In connection with an agreement entered on November 25, 2019, the Company issued 75,000 common shares to Maxim Group LLC for services rendered. As further described below the Company issued a total of 600,000 shares of restricted stock during 2018.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share.  The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2018 and 2019, no shares of the Company’s Series N preferred stock were converted into shares of the Company’s common stock.

Stock-Based Compensation Plans

At December 31, 2019, the Company had four stock-based compensation plans which are described below.  The fourth of these plans was adopted on May 5, 2016, and received approval from the Company’s stockholders at the special meeting of stockholders held on September 14, 2016.

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

2003 Plan	2019	2018
Options outstanding, beginning of year	310,000	985,000
Options expired	(140,000)	(660,000)
Options forfeited	(150,000)	(15,000)
Options outstanding, end of year	20,000	310,000

The outstanding options vested over four years at an exercise price of $1.00 per share. No SARs were issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2018 and 2019, options to purchase 85,000 and 60,000 shares were granted to the Company’s independent directors as part of their annual compensation.

2010 Plan	2019	2018
Options outstanding, beginning of year	915,000	830,000
Options granted	60,000	85,000
Options outstanding, end of year	975,000	915,000

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

Equity Partners Plan	2018
Options outstanding, beginning of year	230,000
Options expired	(230,000)
Options outstanding, end of year	—

Other Options Issued

In 2012, the Company’s Board approved the issuance of options for 625,000 shares of common stock. The options expired during 2019. In 2019, the Company’s Board approved the issuance of options to purchase 265,000 shares at exercise prices ranging from $0.70 to $0.85 to certain accredited personnel.

Other Options	2019	2018
Options outstanding, beginning of year	625,000	625,000
Options issued	265,000	—
Options expired	(625,000)	—
Options outstanding, end of year	265,000	625,000

Heritage Global Inc. 2016 Stock Option Plan

On May 5, 2016, subject to the approval received by the stockholders of the Company on September 14, 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016 options to purchase 2,539,200 shares of common stock were granted to the Company’s employees. During 2018 and 2019, options to purchase a total of 441,500 and 324,850 shares, respectively, were granted to the Company’s employees under the 2016 Plan.

On June 1, 2018, the Company issued options to purchase 300,000 shares of common stock to the employees of NLEX, in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. As of December 31, 2018, 173,130 shares of common stock were issued pursuant to the exercise of these common stock options. The remaining 126,870 shares expired as of July 31, 2018.

2016 Plan	2019	2018
Options outstanding, beginning of year	2,453,900	2,370,450
Options granted	324,850	441,500
Options exercised	(31,276)	(173,130)
Options expired	—	(126,870)
Options forfeited	(395,624)	(58,050)
Options outstanding, end of year	2,351,850	2,453,900

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $0.85 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in both 2019 and 2018 was $0.3 million. These amounts were recorded in selling, general and administrative expense in both years. During 2019, options to purchase 31,276 shares were exercised.  During 2018, options to purchase 173,130 shares were exercised.  The tax benefit recognized by the Company related to these option exercises was not material.

In connection with the stock option grants during 2019 and 2018, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2019	2018
Risk-free interest rate	2% - 3%	2% - 3%
Expected life (years)	6.8	3.2
Expected volatility	73%	83%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options for 2019 and 2018:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,303,900	$0.75	5,040,450	$0.97
Granted	649,850	$0.74	526,500	$0.43
Exercised	(31,276)	$0.45	(173,130)	$0.43
Expired	(765,000)	$2.00	(1,016,870)	$1.74
Forfeited	(545,624)	$0.61	(73,050)	$0.77
Outstanding at end of year	3,611,850	$0.51	4,303,900	$0.75

Options exercisable at year end	2,157,336	$0.46	2,533,700	$0.96

Weighted-average fair value of options granted during the year		$0.50		$0.17

As of December 31, 2018, the Company had 1,770,200 unvested options with a weighted average grant date fair value of $0.31 per share.  As of December 31, 2019, the Company had unvested options for the purchase of 1,454,514 shares with a weighted average grant date fair value of $0.39 per share.

As of December 31, 2019, the total unrecognized stock-based compensation expense related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The total fair value of options vesting during the years ending December 31, 2019 and 2018 was $0.3 million and $0.3 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2019:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.24 to $ 0.40	100,000	7.5	$0.34	45,000	6.9	$0.29
$ 0.42 to $ 0.48	2,792,250	7.0	$0.45	2,022,336	6.9	$0.45
$ 0.48 to $ 1.00	719,600	8.5	$0.75	90,000	1.1	$0.76
	3,611,850	7.3	$0.51	2,157,336	6.7	$0.46

At December 31, 2019 and 2018, the aggregate intrinsic value of exercisable options was $1.2 million and $11,000, respectively.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $30,000 for the year ended December 31, 2018 and $52,000 for the year ended December 31, 2019. The unrecognized stock-based compensation expense as of December 31, 2018 and 2019 was approximately $0.2 million.

Note 19 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2019 for potential recognition or disclosure in its consolidated financial statements.   There have been no material subsequent events requiring disclosure in these financial statements, other than noted below.

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “C3bank Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The C3bank Credit Facility matures on February 5, 2021 and replaces a secured promissory note, as amended, totaling $3.0 million. The Company is permitted to use the proceeds of the loan solely for its business operations.