Form 10-Q
period 2020-03-31
Heritage Global Inc.
filed 2020-05-11
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 29,358,906 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,093	$2,728
Accounts receivable	1,699	1,859
Current portion of notes receivable, net	816	1,295
Inventory – equipment	218	104
Other current assets	1,058	784
Total current assets	6,884	6,770
Property and equipment, net	203	221
Non-current portion of notes receivable, net	950	1,366
Equity method investments	2,766	2,516
Right-of-use assets	1,353	1,483
Identifiable intangible assets, net	3,325	3,392
Goodwill	5,585	5,585
Deferred tax assets	329	372
Other assets	271	212
Total assets	$21,666	$21,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,980	$8,110
Current portion of debt	340	403
Current portion of lease liabilities	580	577
Other current liabilities	3	3
Total current liabilities	8,903	9,093
Non-current portion of debt	—	35
Non-current portion of lease liabilities	805	942
Total liabilities	9,708	10,070

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 568 shares of Series N at March 31, 2020 and December 31, 2019	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,358,906 shares at March 31, 2020 and 29,339,101 at December 31, 2019	294	293
Additional paid-in capital	285,171	285,099
Accumulated deficit	(273,436)	(273,474)
Accumulated other comprehensive loss	(77)	(77)
Total stockholders’ equity	11,958	11,847
Total liabilities and stockholders’ equity	$21,666	$21,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Services revenue	$4,088	$4,408
Asset sales	156	2,143
Total revenues	4,244	6,551

Operating costs and expenses:
Cost of services revenue	551	731
Cost of asset sales	38	1,160
Selling, general and administrative	3,472	3,925
Depreciation and amortization	90	76
Total operating costs and expenses	4,151	5,892
Earnings of equity method investments	1	—
Operating income	94	659
Interest and other expense, net	(27)	(23)
Income before income tax expense	67	636
Income tax expense	29	24
Net income	$38	$612

Weighted average common shares outstanding – basic	28,751,689	28,653,278
Weighted average common shares outstanding – diluted	30,200,114	28,814,149
Net income per share – basic	$0.00	$0.02
Net income per share – diluted	$0.00	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	19,805	1	(3)	—	—	(2)
Stock-based compensation expense	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	38	—	38
Balance at March 31, 2020	568	$6	29,358,906	$294	$285,171	$(273,436)	$(77)	$11,958

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600
Stock-based compensation expense	—	—	—	—	71	—	—	71
Net income	—	—	—	—	—	612	—	612
Balance at March 31, 2019	569	$6	29,253,278	$293	$284,822	$(276,761)	$(77)	$8,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	March 31,
	2020	2019
Cash flows used in operating activities:
Net income	$38	$612
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred issuance costs and fees	59	—
Earnings of equity method investments	(1)	—
Noncash lease expense	131	117
Depreciation and amortization	90	76
Deferred taxes	43	—
Stock-based compensation expense	75	71
Changes in operating assets and liabilities:
Accounts receivable	160	(926)
Inventory	(114)	879
Other assets	(333)	(63)
Lease liabilities	(134)	(122)
Accounts payable and accrued liabilities	(132)	(2,524)
Other liabilities	—	(455)
Net cash used in operating activities	(118)	(2,335)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(5)	(5)
Investment in equity method investments	(385)	—
Cash distributions from equity method investments	136	—
Investment in notes receivable	(3,580)	—
Payments received on notes receivable	421	—
Cash received on transfer of notes receivable to partners	3,994	—
Net cash provided by (used in) investing activities	581	(5)

Cash flows used in financing activities:
Proceeds from debt payable to third party	4,425	—
Repayment of debt payable to third party	(4,523)	(92)
Net cash used in financing activities	(98)	(92)
Net increase (decrease) in cash and cash equivalents	365	(2,432)
Cash and cash equivalents at beginning of period	2,728	4,268
Cash and cash equivalents at end of period	$3,093	$1,836

Supplemental cash flow information:
Cash paid for taxes	$2	$1
Cash paid for interest	29	16

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. (“HGI”) together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”) and Heritage Global Capital LLC (“HGC”). These entities, collectively, are referred to as the “Company” in these financial statements. The Company’s unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business. The Company provides an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and specialty financing solutions.

The Company has prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020 (the “Form 10-K”).

The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2020. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019, contained in the Company’s Form 10-K.

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on the Company’s first quarter performance resulting from new and expanding travel and work restrictions as well as a delay in the sale of certain assets.  Going forward, the Company does not believe COVID-19 and the recent developments surrounding the global pandemic will have any ongoing material negative impacts on the Company’s financial performance as its asset liquidation business is highly concentrated in distressed and surplus assets and the Company expects that there will be an increased supply of distressed and surplus assets as a result of COVID-19 and any downward trends in the overall economy.  The Company believes that the continuing disruptions to the global supply chain, particularly those involving manufacturing and other capital assets, will further increase demand for U.S.-based surplus assets. However, the Company cautions that for certain of its business units that rely on travel and field work, the continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

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

All services and asset sales revenue from contracts with customers is considered to be one reporting segment — the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of income, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (0% of total revenues for the three month period ended March 31, 2020) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of March 31, 2020, the deferred revenue balance was $2,500. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

The Company evaluates revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis.  The Company has determined that it acts as an agent for the Company’s fee based asset liquidation transactions, and, therefore, the Company reports the revenue from transactions in which it acts as an agent on a net basis.

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

During the three months ended March 31, 2020 and 2019, the Company had generated revenues specific to one customer representing 19% and 14% of total revenues for the respective periods.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Form 10-K. There have been no changes to these policies in the three months ended March 31, 2020.

Recent Accounting Pronouncements

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

In 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit.  ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  ASU 2017-04 became effective January 1, 2020 and did not have a material impact on our consolidated financial statements.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios which resulted in a total outstanding principal balance at March 31, 2020 of approximately $1.8 million, net of unamortized deferred fees and costs on originated loans. At December 31, 2019 the Company’s notes receivable balance was $2.7 million. The activity during the three months ended March 31, 2020 includes the issuance of additional notes of approximately $3.6 million, principal payments made by borrowers of approximately $0.4 million, adjustments to our deferred fees and costs balance of approximately $0.1 million, and the transfer of notes to partners as detailed below.

In March 2020, the Company closed a $6.0 million revolving credit facility with a partner, an alternative asset manager focused on asset-based lending transactions, for the purpose of funding a portion of loans to debt purchasing clients. Prior to March 31, 2020, approximately $1.0 million of the notes receivable balance for certain loans was transferred to the partner.

Also in March 2020, HGC Funding I LLC was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. Prior to March 31, 2020, approximately $3.0 million of the note receivable balance for certain loans was transferred into the joint venture. Refer to Note 6 for further information.

As of March 31, 2020, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

At March 31, 2020 the Company had four stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements for the year ended December 31, 2019, contained in the Company’s Form 10-K.

During the three months ended March 31, 2020, the Company issued options to purchase 54,750 shares of common stock to the Company’s employees and options to purchase 60,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation. During the same period, the Company cancelled options to purchase 102,025 shares of common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,611,850	$0.46
Granted	114,750	$0.89
Exercised	(43,875)	$0.45
Forfeited	(102,025)	$0.56
Outstanding at March 31, 2020	3,580,700	$0.52

Options exercisable at March 31, 2020	2,156,961	$0.46

The Company recognized stock-based compensation expense related to stock options of $0.1 million for the three months ended March 31, 2020. As of March 31, 2020, there is approximately $0.4 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 2.6 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 for the three months ended March 31, 2020. The unrecognized stock-based compensation expense as of March 31, 2020 was approximately $0.2 million.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) to which the Company may become entitled in connection with its equity joint venture with Napier Park, achieved prior to December 19, 2022. During 2019 and the three months ended March 31, 2020, Napier Park did not receive any warrants.

Note 5 – Lessor Arrangement

On June 27, 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, which was finalized in 2018, as disclosed in the Company’s Form 10-K. The lessee is obligated to make monthly lease payments over a ten year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The purchase option for both the real estate and machinery and equipment can be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million; of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments has been recognized as revenue and a lease receivable as of the effective date.

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

In November 2019, the partnership entered into agreements to lease a second building of the pharmaceutical campus in Huntsville, Alabama. The lessee is obligated to make monthly lease payments over a ten year period commencing on March 1, 2020. The Company has determined the lease to be classified as an operating lease held by CPFH LLC, the joint venture, and is accounted for under the equity method where the Company’s share in earnings from equity method investments is shown in one line item on the income statement. Refer to Note 6 for further information.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a joint venture. The Company’s share of the Joint Venture is 25%. During 2019, the Company held a 50% share in the Oak Grove Asset Acquisitions LP, an entity formed for the execution of auction deals with Napier Park. In March 2020, the HGC Funding I LLC joint venture was formed with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. The table below details the Company’s joint venture revenues and net income during the periods ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Revenues:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	319	—
HGC Funding I LLC	8	—
Total Revenues	$327	$—

Operating income:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	—	—
HGC Funding I LLC	8	—
Total operating income	$8	$—

The table below details the summarized components of assets and liabilities, as of March 31, 2020 and December 31, 2019, of the Company’s joint ventures at those dates (in thousands):

	2020	2019
Assets:
Oak Grove Asset Acquisitions LP	$410	$1,602
CPFH LLC	21,573	20,016
HGC Funding I LLC	3,038	—
Total assets	$25,021	$21,618

Liabilities:
Oak Grove Asset Acquisitions LP	$26	$797
CPFH LLC	11,105	10,245
HGC Funding I LLC	—	—
Total liabilities	$11,131	$11,042

Note 7 – Earnings Per Share

The Company is required in periods in which it has net income to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

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

	Three Months Ended March 31,
Weighted Average Shares Calculation:	2020	2019
Basic weighted average shares outstanding	28,751,689	28,653,278
Treasury stock effect of common stock options and restricted stock awards	1,448,425	160,871
Diluted weighted average common shares outstanding	30,200,114	28,814,149

For the three months ended March 31, 2020 and 2019 there were potential common shares totaling approximately 0.1 million and 0.3 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

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

March 31,
Right-of-use assets:	2020
Del Mar, CA	$710
Burlingame, CA	321
Edwardsville, IL	322
$1,353

March 31,
Lease liabilities:	2020
Del Mar, CA	$711
Burlingame, CA	352
Edwardsville, IL	322
$1,385

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both quarters ended March 31, 2020 and 2019, lease expense was approximately $0.1 million. Undiscounted future minimum lease payments as of March 31, 2020 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2020 (remainder of year from April 1, 2020 to December 31, 2020)	$428
2021	385
2022	278
2023	218
2024	176
Thereafter	30
Total undiscounted future minimum lease payments	1,515
Less imputed interest	130
Present value of lease liabilities	$1,385

Note 9 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands), and are amortized using the straight-line method over their remaining estimated useful lives of three to five years. The Company’s tradename acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

	Carrying Value		Carrying Value
	December 31,		March 31,
Amortized Intangible Assets	2019	Amortization	2020
Customer Network (HGP)	$92	$(9)	$83
Trade Name (HGP)	642	(31)	611
Customer Relationships (NLEX)	221	(27)	194
Total	955	(67)	888

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,392	$(67)	$3,325

Amortization expense during each of the three months ended March 31, 2020 and 2019 was $0.1 million.

The estimated amortization expense as of March 31, 2020 during the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2020 (remainder of year from April 1, 2020 to December 31, 2020)	$201
2021	270
2022	159
2023	129
2024	129
Total	$888

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from two acquisitions, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the three months ended March 31, 2020.

Acquisition	March 31, 2020	December 31, 2019
HGP	$2,040	$2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$5,585

Note 10 – Debt

Outstanding debt at March 31, 2020 and December 31, 2019 is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Current:
Third party debt	$340	$403
Non-current:
Third party debt	—	35
Total debt	$340	$438

In September 2018, Heritage Global Inc. entered into a secured promissory note and business loan agreement (the “2018 Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The 2018 Credit Facility had an initial maturity date of October 5, 2019 and replaced the Company’s prior related party secured promissory note, totaling $1.5 million. Under the 2018 Credit Facility, the Company was permitted to use the proceeds of the loan solely for its business operations. The 2018 Credit Facility accrued at a variable interest rate, which was equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100.00 per month. The Company began paying interest on the 2018 Credit Facility in regular monthly payments in November 2018.

On March 29, 2019, Heritage Global Inc. entered into the Change in Terms Agreement and the First Amendment to Business Loan Agreement (collectively, the “Amendments”), which amended the Company’s 2018 Credit Facility. The Amendments, among other things, (i) increased the principal amount of the revolving line of credit to $3.0 million, (ii) extended the maturity date of the Credit Facility to April 5, 2020, and (iii) raised the floor interest rate under the Credit Facility from 5.25% to 5.50%.

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on February 5, 2021 and replaced the 2018 Credit facility, as amended. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company will pay interest on the Credit Facility in regular monthly payments, beginning on March 5, 2020. The Company may prepay the Credit Facility without penalty. The Company is the borrower under the Credit Facility. The Credit Facility is secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the three months ended March 31, 2020, the Company drew on the line of credit for a total of $4.4 million and made repayments of principal totaling $4.4 million resulting in a zero balance as of March 31, 2020.

In January 2018, HG LLC, a wholly-owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. Upon the occurrence of any Event of Default, as defined below, in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or the Company repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of the Company under the Guaranty is limited or terminated by operation of law or by the Company, or (e) HG LLC or the Company shall be or become insolvent, however defined, or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or shall institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or shall take any action to authorize such proceeding. During the three months ended March 31, 2020, the Company made the scheduled payments on the Note totaling $105,000. The outstanding balance on the Note as of March 31, 2020 was $340,000.

Note 11 – Income Taxes

At March 31, 2020 the Company has aggregate tax net operating loss carry forwards of approximately $86.0 million ($61.6 million of unrestricted net operating tax losses and approximately $24.4 million of restricted net operating tax losses) and unused minimum tax credit carry forwards of $0.1 million. Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of March 31, 2020 and December 31, 2019.

One March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including changes which may enable a greater potential for utilizing net operating loss carry forwards. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company's consolidated financial statements or related disclosures.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $27,000 for both three month periods ended March 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the condensed consolidated income statements. All of the payments in both 2020 and 2019 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

Pursuant to an agreement reached between Mr. Dove and board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus was paid to Mr. Dove and the other half was paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2020 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three month periods ended March 31, 2020 and 2019, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of March 31, 2020.

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

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on our first quarter performance resulting from new and expanding travel and work restrictions as well as a delay in the sale of certain assets.  Going forward, we do not believe COVID-19 and the recent developments surrounding the global pandemic will have any ongoing material negative impacts on our financial performance as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of COVID-19 and any downward trends in the overall economy.  We believe that the continuing disruptions to the global supply chain, particularly those involving manufacturing and other capital assets, will further increase demand for U.S.-based surplus assets. However, we caution that for certain of our business units that rely on travel and field work, the continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

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

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by HGP, the accounts receivable brokerage services provided by NLEX, and the specialty financing solutions provided by HGC. It also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, the Company competes with other liquidators, auction companies, dealers and brokers. It also competes with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

Our business is positioned to grow in all economic cycles. As the economy encounters situations of recession, flattening yield curves and rising credit costs, the asset liquidation business may experience wider margins on principal asset sales, a favorable lending cycle for charged-off and nonperforming asset portfolios, higher volumes of nonperforming assets and building surplus inventories and bankruptcies. In times of economic growth, our asset liquidation business has demonstrated its ability to experience growth based on our competitive advantages in the industry, including our domain expertise related to deal sourcing and execution capabilities, our diversification of integrated service platforms and our experience across underserved markets. We will continue to leverage our competitive advantages to grow within each service line and across platforms through increasing synergies, maintaining high incremental margins, improving earnings predictability, strengthening the balance sheet and managing expenses.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the three months ended March 31, 2020.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At December 31, 2019 and March 31, 2020 we had a working capital deficit of $2.3 million and $2.0 million, respectively.

Our current assets at March 31, 2020 increased to $6.9 million compared to $6.8 million at December 31, 2019. Our current liabilities at March 31, 2020 decreased to $8.9 million compared to $9.1 million at December 31, 2019.

During the three months ended March 31, 2020, our primary source of cash was the cash provided by operations of our asset liquidation business including cash received on transfer of notes receivable to partners in connection with our new specialty finance unit of HGC. Cash disbursements during the three months ended March 31, 2020 consisted primarily of lending activity of $3.6 million under HGC, payment of operating expenses, settlement of auction liabilities and investments in equity method investments.

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2020 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1.3 million, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance thereunder shall be due and payable in full on January 30, 2021. On February 10, 2020, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on February 5, 2021 and replaces a secured promissory note, as amended, totaling $3.0 million. We are permitted to use the proceeds of the loan solely for our business operations. As of March 31, 2020, we had an outstanding balance of zero on the Note.

Ownership Structure and Capital Resources

•	At March 31, 2020 the Company had stockholders’ equity of $12.0 million, as compared to $11.8 million at December 31, 2019.
•

In February 2020 we amended our revolving line of credit with our bank to provide for aggregate loans of up to $5.0 million.  Refer to Note 10 to the condensed consolidated financial statements for further information.

•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments. We expect to be able to finance our future operations through cash flows from our asset liquidation business and draws on the line of credit, as needed. Capital requirements are generally limited to repayment of our debt obligations, payment on lease obligations and our purchases of surplus and distressed assets. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we will draw on the line of credit.

Cash Position and Cash Flows

Cash and cash equivalents at March 31, 2020 were $3.1 million as compared to $2.7 million at December 31, 2019, an increase of approximately $0.4 million.

Cash used in operating activities.  Cash used in operating activities was $0.1 million during the three months ended March 31, 2020 as compared to $2.3 million cash used in the same period in 2019. The approximate $2.2 million decrease was primarily attributable to a net favorable change of $2.7 million in the operating assets and liabilities in the three months March 31, 2020 compared to the same period in 2019, and an unfavorable change in the net income adjusted for noncash items, which was $0.5 million lower during the three months ended March 31, 2020 as compared to the same period in 2019.

The significant changes in operating assets and liabilities during the three months ended March 31, 2020 as compared to 2019 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash provided by investing activities.  Cash provided by investing activities during the three months ended March 31, 2020 was $0.6 million. The approximate $0.6 million was primarily attributable to net cash received from the transfer of and payments on notes receivable in excess of investments in notes receivable as well as investment in joint ventures.

Cash used in financing activities.  Cash used in financing activities was $0.1 million during both the three months ended March 31, 2020 and 2019. The activity during the three months ended March 31, 2020 consisted of draws on the Credit Facility of $4.4 million and repayments to unrelated third parties of $4.5 million (including $4.4 million on the Credit Facility). The activity during the same period in 2019 consisted of debt repayment of $0.1 million.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands).

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percent
Revenues:
Services revenue	$4,088	$4,408	$(320)	(7)%
Asset sales	156	2,143	(1,987)	(93)%
Total revenues	4,244	6,551	(2,307)	(35)%

Operating costs and expenses:
Cost of services revenue	551	731	(180)	(25)%
Cost of asset sales	38	1,160	(1,122)	(97)%
Selling, general and administrative	3,472	3,925	(453)	(12)%
Depreciation and amortization	90	76	14	18%
Total operating costs and expenses	4,151	5,892	(1,741)	(30)%
Earnings of equity method investments	1	—	1	100%
Operating income	94	659	(565)	(86)%
Interest and other expense, net	(27)	(23)	(4)	(17)%
Income before income tax expense	67	636	(569)	(89)%
Income tax expense	29	24	5	21%
Net income	$38	$612	$(574)	(94)%

Our asset liquidation business model has several components: (1) traditional fee-based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees earned for appraisal, management advisory services and specialty finance services.

Three-Month Period Ended March 31, 2020 Compared to Three-Month Period Ended March 31, 2019

Revenues and cost of revenues – Revenues were $4.2 million during the three months ended March 31, 2020 compared to $6.6 million during the same period in 2019. Costs of services revenue and asset sales were $0.6 million during the three months ended March 31, 2020 compared to $1.9 million during the same period in 2019. The gross profit of these items was therefore $3.7 million during the three months ended March 31, 2020 compared to $4.7 million during the same period in 2019, a decrease of approximately $1.0 million, or approximately 21%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.5 million during the three months ended March 31, 2020 compared to $3.9 million during the same period in 2019.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% change
Compensation
HGP	$1,045	$1,201	(13)%
Equity Partners	—	472	(100)%
NLEX	945	953	(1)%
HGI	201	129	56%
HGC	117	—	100%
Stock-based compensation	75	71	6%

Consulting	48	57	(16)%
Board of Directors fees	64	64	0%
Accounting, tax and legal professional fees	227	185	23%
Insurance	99	83	19%
Occupancy	220	211	4%
Travel and entertainment	176	184	(4)%
Advertising and promotion	152	156	(3)%
Other	103	159	(35)%
Total selling, general & administrative expense	$3,472	$3,925

The decrease in total selling, general and administrative expenses was largely attributable to the elimination of the Equity Partners compensation costs as the Equity Partners team separated from the Company at December 31, 2019 as more fully described in our Form 10-K.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2020 and the same period in 2019, and consisted almost entirely of amortization expense related to intangible assets.

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

	Three Months Ended March 31,
	2020	2019
Net income	$38	$612
Add back:
Depreciation and amortization	90	76
Interest and other expense, net	27	23
Income tax expense	29	24
EBITDA	184	735

Management add back:
Stock based compensation	75	71
Adjusted EBITDA	$259	$806

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

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On May 7, 2020, Emmet DeMoss, a Class III director of our Board of Directors (the “Board”), entered a Consulting Agreement (the “Consulting Agreement”) with the Company. Pursuant to the Consulting Agreement, Mr. DeMoss agreed to resign from the Board, and the Company accepted his resignation, effective immediately. Prior to his resignation, Mr. DeMoss served as a member of the Board’s Audit Committee. Mr. DeMoss’s resignation was not the result of any disagreement with the Company with respect to its operations, policies or practices.

Pursuant to the Consulting Agreement, Mr. DeMoss has agreed to provide strategic consulting services to the Company on topics determined from time to time by Mr. DeMoss and the Company’s Chief Executive Officer. The term of the Consulting Agreement will be from May 7, 2020 to May 6, 2021, unless extended by mutual agreement, and may be terminated by the Company’s Chief Executive Officer. The Consulting Agreement entitles Mr. DeMoss to receive (i) a minimum of $3,000 and a maximum of $4,000, per month, and (ii) a one-time grant of options to purchase 15,000 shares of the Company’s common stock, which will vest on May 7, 2021. In addition, should the Company and Mr. DeMoss mutually agree to extend the terms of the Consulting Agreement for an additional year, Mr. DeMoss will receive options to purchase an additional 10,000 shares of the Company’s common stock, at the discretion of the Board.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1

Amended and Restated Articles of Incorporation (restated for filing purposes only) (filed as Exhibit 3.1 Annual Report on Form 10-K filed on March 9, 2020 (File No. 000-17973), and incorporated herein by reference).

3.2	Bylaws, as amended (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on November 19, 1998 (File No. 000-17973), and incorporated herein by reference).
4.1

Warrant Agreement by and between Heritage Global Inc. and Napier Park Industrial Asset Acquisition, LP, effective as of March 19, 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2019 (File No. 000-17973), and incorporated herein by reference).

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

Heritage Global Inc.

Date: May 11, 2020	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)