Form 10-Q
period 2020-06-30
Heritage Global Inc.
filed 2020-08-10
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, there were 29,421,456 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,233	$2,728
Accounts receivable	1,902	1,859
Current portion of notes receivable, net	793	1,295
Inventory – equipment	609	104
Other current assets	1,787	784
Total current assets	7,324	6,770
Property and equipment, net	180	221
Non-current portion of notes receivable, net	651	1,366
Equity method investments	3,361	2,516
Right-of-use assets	1,225	1,483
Identifiable intangible assets, net	3,257	3,392
Goodwill	5,585	5,585
Deferred tax assets	1,601	372
Other assets	241	212
Total assets	$23,425	$21,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,739	$8,113
Current portion of debt	240	403
Current portion of lease liabilities	543	577
Total current liabilities	8,522	9,093
Non-current portion of debt	—	35
Non-current portion of lease liabilities	735	942
Other long-term liabilities	55	—
Total liabilities	9,312	10,070

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 568 shares of Series N at June 30, 2020 and December 31, 2019	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,421,456 shares at June 30, 2020 and 29,339,101 at December 31, 2019	295	293
Additional paid-in capital	285,286	285,099
Accumulated deficit	(271,397)	(273,474)
Accumulated other comprehensive loss	(77)	(77)
Total stockholders’ equity	14,113	11,847
Total liabilities and stockholders’ equity	$23,425	$21,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Services revenue	$5,565	$5,335	$9,653	$9,743
Asset sales	552	2,089	708	4,232
Total revenues	6,117	7,424	10,361	13,975

Operating costs and expenses:
Cost of services revenue	1,188	1,483	1,739	2,214
Cost of asset sales	330	1,866	368	3,026
Selling, general and administrative	3,666	3,698	7,138	7,623
Depreciation and amortization	90	76	180	152
Total operating costs and expenses	5,274	7,123	9,425	13,015
Earnings of equity method investments	181	1,269	182	1,269
Operating income	1,024	1,570	1,118	2,229
Interest and other expense, net	(8)	(22)	(35)	(45)
Income before income tax (benefit) expense	1,016	1,548	1,083	2,184
Income tax (benefit) expense	(1,023)	54	(994)	78
Net income	$2,039	$1,494	$2,077	$2,106

Weighted average common shares outstanding – basic	28,751,689	28,653,278	28,760,893	28,653,278
Weighted average common shares outstanding – diluted	30,961,261	28,842,509	30,630,713	29,017,377
Net income per share – basic	$0.07	$0.05	$0.07	$0.07
Net income per share – diluted	$0.07	$0.05	$0.07	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	19,805	1	(3)	—	—	(2)
Stock-based compensation expense	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	38	—	38
Balance at March 31, 2020	568	6	29,358,906	294	285,171	(273,436)	(77)	11,958
Issuance of common stock from stock option awards	—	—	62,550	1	29	—	—	30
Stock-based compensation expense	—	—	—	—	86	—	—	86
Net income	—	—	—	—	—	2,039	—	2,039
Balance at June 30, 2020	568	$6	29,421,456	$295	$285,286	$(271,397)	$(77)	$14,113

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600
Stock-based compensation expense	—	—	—	—	71	—	—	71
Net income	—	—	—	—	—	612	—	612
Balance at March 31, 2019	569	6	29,253,278	293	284,822	(276,761)	(77)	8,283
Stock-based compensation expense	—	—	—	—	76	—	—	76
Net income	—	—	—	—	—	1,494	—	1,494
Balance at June 30, 2019	569	$6	29,253,278	$293	$284,898	$(275,267)	$(77)	$9,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows (used in) provided by operating activities:
Net income	$2,077	$2,106
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred issuance costs and fees	48	—
Earnings of equity method investments	(182)	(1,269)
Noncash lease expense	258	235
Depreciation and amortization	180	152
Deferred taxes	(1,229)	—
Stock-based compensation expense	161	147
Changes in operating assets and liabilities:
Accounts receivable	(43)	(2,369)
Inventory	(505)	1,865
Other assets	(1,032)	(47)
Lease liabilities	(241)	(246)
Accounts payable and accrued liabilities	(377)	112
Other liabilities	58	—
Net cash (used in) provided by operating activities	(827)	686

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(5)	(40)
Investment in equity method investments	(831)	(365)
Cash distributions from equity method investments	169	188
Investment in notes receivable	(4,490)	—
Payments received on notes receivable	662	—
Cash received on transfer of notes receivable to partners	4,997	—
Net cash provided by (used in) investing activities	502	(217)

Cash flows used in financing activities:
Proceeds from issuance of common stock from stock option awards	28	—
Proceeds from debt payable to third party	5,625	500
Repayment of debt payable to third party	(5,823)	(1,486)
Net cash used in financing activities	(170)	(986)
Net decrease in cash and cash equivalents	(495)	(517)
Cash and cash equivalents at beginning of period	2,728	4,268
Cash and cash equivalents at end of period	$2,233	$3,751

Supplemental cash flow information:
Cash paid for taxes	$39	$94
Cash paid for interest	35	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. (“HGI”) together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”) and Heritage Global Capital LLC (“HGC”). These entities, collectively, are referred to as the “Company” in these financial statements. The Company’s unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company’s sole operating segment is its asset liquidation business. The Company provides an array of value-added financial and capital asset solutions:  auction and appraisal services, traditional asset disposition sales, and specialty financing solutions.

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

The results of operations for the six month period ended June 30, 2020 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2020. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019, contained in the Company’s Form 10-K.

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on the Company’s first and second quarter performance resulting from evolving travel and work restrictions as well as a delay in the sale of certain assets.  Going forward, the Company does not believe COVID-19 and the recent developments surrounding the global pandemic will have material negative impacts on the Company’s financial performance as its asset liquidation business is highly concentrated in distressed and surplus assets and the Company expects that there will be an increased supply of distressed and surplus assets as a result of COVID-19 and any downward trends in the overall economy.  The Company believes that the continuing disruptions to the global supply chain, particularly those involving manufacturing and other capital assets, will further increase demand for U.S.-based surplus assets. However, the Company cautions that for certain of its business units that rely on travel and field work, the continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

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

All services and asset sales revenue from contracts with customers are considered to be one reporting segment — the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of income, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (0% of total revenues for the six month period ended June 30, 2020) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of June 30, 2020, the deferred revenue balance was $5,500. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

In 2019, the Company began providing specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Fees collected in relation to the issuance of loans, which are included within services revenue, includes loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

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

During the six months ended June 30, 2020 and 2019, the Company had generated revenues specific to one customer representing 15% and 12% of total revenues for the respective periods. During the three months ended June 30, 2020 and 2019, the Company generated revenues specific to the same customer representing 12% and 11% of total revenues for the respective periods.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Form 10-K. There have been no changes to these policies in the six months ended June 30, 2020.

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

In 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (“ASU 2017-04”), which simplifies the test for goodwill impairment.  The main provisions of ASU 2017-04 eliminate the second step of the goodwill impairment test which previously was performed to determine the goodwill impairment loss for an entity by calculating the difference between the implied fair value of the entity’s goodwill and its carrying value.  Under ASU 2017-04, if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference.  The impairment charge will be limited to the amount of goodwill which is allocated to that reporting unit. ASU 2017-04 applies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. ASU 2017-04 became effective January 1, 2020 and did not have a material impact on our consolidated financial statements.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios which resulted in a total outstanding principal balance at June 30, 2020 of approximately $1.4 million, net of unamortized deferred fees and costs on originated loans. At December 31, 2019 the Company’s notes receivable balance was $2.7 million. The activity during the six months ended June 30, 2020 includes the issuance of additional notes of approximately $4.5 million, principal payments made by borrowers of approximately $0.7 million, adjustments to our deferred fees and costs balance of approximately $0.1 million, and the transfer of notes to partners as detailed below.

In March 2020, the Company closed a $6.0 million receivables purchasing agreement with a partner, an alternative asset manager focused on asset-based lending transactions, for the purpose of funding a portion of loans to debt purchasing clients. In March 2020, approximately $1.0 million of the notes receivable balance for certain loans was transferred to the partner.

Also in March 2020, HGC Funding I LLC was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In March 2020, approximately $3.0 million of the notes receivable balance for certain loans was transferred into the joint venture. In May 2020, an additional $1.0 million of the notes receivable balance for certain loans was transferred into the joint venture. Refer to Note 6 for further information.

As of June 30, 2020, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

At June 30, 2020 the Company had four stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements for the year ended December 31, 2019, contained in the Company’s Form 10-K.

During the six months ended June 30, 2020, the Company issued options to purchase 314,750 shares of common stock to certain of the Company’s employees, options to purchase 15,000 shares of common stock to an outside consultant, and options to purchase 60,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation. During the same period, the Company cancelled options to purchase 127,025 shares of common stock as a result of employee resignations and natural expiration.

The following summarizes the changes in common stock options for the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,611,850	$0.46
Granted	329,750	$1.21
Exercised	(106,425)	$0.46
Forfeited	(127,025)	$0.64
Outstanding at June 30, 2020	3,708,150	$0.57

Options exercisable at June 30, 2020	2,143,161	$0.46

The Company recognized stock-based compensation expense related to stock options of $0.2 million for the six months ended June 30, 2020. As of June 30, 2020, there is approximately $0.4 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 3.0 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $25,800 for the six months ended June 30, 2020. The unrecognized stock-based compensation expense as of June 30, 2020 was approximately $0.2 million.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) to which the Company may become entitled in connection with its equity joint venture with Napier Park, achieved prior to December 19, 2022. During 2019 and the six months ended June 30, 2020, Napier Park did not receive any warrants.

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

Note 6 – Equity Method Investments

In November 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a joint venture. The Company’s share of the Joint Venture is 25%. During 2019, the Company held a 50% share in the Oak Grove Asset Acquisitions LP, an entity formed for the execution of auction deals with Napier Park. In March 2020, the HGC Funding I LLC joint venture was formed with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. The table below details the Company’s joint venture revenues and net income during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Revenues:
Oak Grove Asset Acquisitions LP	$1,098	$—
CPFH LLC	801	11,092
HGC Funding I LLC	140	—
Total Revenues	$2,039	$11,092

Net income:
Oak Grove Asset Acquisitions LP	$219	$—
CPFH LLC	42	5,057
HGC Funding I LLC	133	—
Total net income	$394	$5,057

The table below details the summarized components of assets and liabilities, as of June 30, 2020 and December 31, 2019, of the Company’s joint ventures at those dates (in thousands):

	June 30,	December 31,
	2020	2019
Assets:
Oak Grove Asset Acquisitions LP	$1,865	$1,602
CPFH LLC	21,436	20,016
HGC Funding I LLC	4,532	—
Total assets	$27,833	$21,618

Liabilities:
Oak Grove Asset Acquisitions LP	$1,262	$797
CPFH LLC	11,162	10,245
HGC Funding I LLC	38	—
Total liabilities	$12,462	$11,042

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

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Shares Calculation:	2020	2019	2020	2019
Basic weighted average shares outstanding	28,751,689	28,653,278	28,760,893	28,653,278
Treasury stock effect of common stock options and restricted stock awards	2,209,572	189,231	1,869,820	364,099
Diluted weighted average common shares outstanding	30,961,261	28,842,509	30,630,713	29,017,377

For the six months ended June 30, 2020 and 2019 there were potential common shares totaling approximately 0.2 million and 0.7 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive. For the three months ended June 30, 2020 and 2019 there were potential common shares totaling approximately 0.2 million and 0.6 million, respectively, that were excluded.

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

June 30,
Right-of-use assets:	2020
Del Mar, CA	$678
Burlingame, CA	248
Edwardsville, IL	299
$1,225

June 30,
Lease liabilities:	2020
Del Mar, CA	$706
Burlingame, CA	272
Edwardsville, IL	300
$1,278

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company uses its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both six month periods ended June 30, 2020 and 2019, lease expense was approximately $0.3 million. Undiscounted future minimum lease payments as of June 30, 2020 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2020 (remainder of year from July 1, 2020 to December 31, 2020)	$304
2021	385
2022	278
2023	218
2024	176
Thereafter	30
Total undiscounted future minimum lease payments	1,391
Less imputed interest	113
Present value of lease liabilities	$1,278

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

	Carrying Value		Carrying Value
	December 31,		June 30,
Amortized Intangible Assets	2019	Amortization	2020
Customer Network (HGP)	$92	$(17)	$75
Trade Name (HGP)	642	(64)	578
Customer Relationships (NLEX)	221	(54)	167
Total	955	(135)	820

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,392	$(135)	$3,257

Amortization expense during each of the six months ended June 30, 2020 and 2019 was $0.1 million.

The estimated amortization expense as of June 30, 2020 during the remainder of the current fiscal year and the next four fiscal years is shown below (in thousands):

Year	Amount
2020 (remainder of year from July 1, 2020 to December 31, 2020)	$134
2021	270
2022	159
2023	129
2024	128
Total	$820

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from two acquisitions, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the six months ended June 30, 2020.

Acquisition	June 30, 2020	December 31, 2019
HGP	$2,040	$2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$5,585

Note 10 – Debt

Outstanding debt at June 30, 2020 and December 31, 2019 is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Current:
Third party debt	$240	$403
Non-current:
Third party debt	—	35
Total debt	$240	$438

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

On March 29, 2019, Heritage Global Inc. entered into the Change in Terms Agreement and the First Amendment to Business Loan Agreement (collectively, the “Amendments”), which amended the Company’s 2018 Credit Facility. The Amendments, among other things, (i) increased the principal amount of the revolving line of credit to $3.0 million, (ii) extended the maturity date of the 2018 Credit Facility to April 5, 2020, and (iii) raised the floor interest rate under the 2018 Credit Facility from 5.25% to 5.50%.

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on February 5, 2021 and replaced the 2018 Credit facility, as amended. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company will pay interest on the Credit Facility in regular monthly payments, beginning on March 5, 2020. The Company may prepay the Credit Facility without penalty. The Company is the borrower under the Credit Facility. The Credit Facility is secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the six months ended June 30, 2020, the Company drew on the line of credit for a total of $5.6 million and made repayments of principal totaling $5.6 million resulting in a zero balance as of June 30, 2020.

In January 2018, HG LLC, a wholly-owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a promissory note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. Upon the occurrence of any Event of Default, as defined below, in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or the Company repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of the Company under the Guaranty is limited or terminated by operation of law or by the Company, or (e) HG LLC or the Company shall be or become insolvent, however defined, or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or shall institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or shall take any action to authorize such proceeding. During the six months ended June 30, 2020, the Company made the scheduled payments on the Note totaling $210,000. The outstanding balance on the Note as of June 30, 2020 was $240,000.

Note 11 – Income Taxes

At June 30, 2020 the Company has aggregate tax net operating loss carry forwards of approximately $82.1 million ($61.6 million of unrestricted net operating tax losses and approximately $20.5 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance, offset by an increase in state tax expense of approximately $0.1 million due to California’s three-year net operating loss carryforward suspension effective June 29, 2020.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of June 30, 2020 and December 31, 2019. As of June 30, 2020, management determined that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred taxes of $1.3 million are realizable. As a result the valuation allowance was reduced accordingly.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including changes which may enable a greater potential for utilizing net operating loss carry forwards. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company's consolidated financial statements or related disclosures.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $55,000 for both six month periods ended June 30, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the condensed consolidated income statements. All of the payments in both 2020 and 2019 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

Pursuant to an agreement reached between Mr. Dove and former board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus was paid to Mr. Dove and the other half was paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2020 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2020 and 2019, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of June 30, 2020.

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

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on our first and second quarter performance resulting from new and expanding travel and work restrictions as well as a delay in the sale of certain assets.  Going forward, we do not believe COVID-19 and the recent developments surrounding the global pandemic will have any ongoing material negative impacts on our financial performance as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of COVID-19 and any downward trends in the overall economy. We believe that the continuing disruptions to the global supply chain, particularly those involving manufacturing and other capital assets, will further increase demand for U.S.-based surplus assets. However, we caution that for certain of our business units that rely on travel and field work, the continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

Asset liquidation

We are a value-driven, innovative leader in financial and capital asset liquidation transactions, valuations and advisory services. We specialize both in acting as an adviser, as well as in acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, real estate, accounts receivable portfolios, intellectual property, and entire business enterprises.

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

Our business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to our objective to be the leading resource for clients requiring financial and capital asset solutions.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the six months ended June 30, 2020.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At December 31, 2019 and June 30, 2020 we had a working capital deficit of $2.3 million and $1.2 million, respectively. Our current assets at June 30, 2020 increased to $7.3 million compared to $6.8 million at December 31, 2019. Our current liabilities at June 30, 2020 decreased to $8.5 million compared to $9.1 million at December 31, 2019.

During the six months ended June 30, 2020, our primary source of cash was the cash provided by our asset liquidation business including cash received on transfer of notes receivable to partners in connection with our new specialty finance unit of HGC. Cash disbursements during the six months ended June 30, 2020 consisted primarily of lending activity of $4.5 million under HGC, payment of operating expenses, settlement of auction liabilities and investments in equity method investments.

We believe we can fund our operations, our working capital deficit, and our debt service obligations during 2020 and beyond through a combination of cash flows from our on-going asset liquidation operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1.3 million, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance thereunder shall be due and payable in full on January 30, 2021. On February 10, 2020, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on February 5, 2021 and replaces a secured promissory note, as amended, totaling $3.0 million. We are permitted to use the proceeds of the loan solely for our business operations. As of June 30, 2020, we had an outstanding balance of zero on the Credit Facility.

Ownership Structure and Capital Resources

•	At June 30, 2020 the Company had stockholders’ equity of $14.1 million, as compared to $11.8 million at December 31, 2019.
•

In February 2020 we amended our revolving line of credit with our bank to provide for aggregate loans of up to $5.0 million.  Refer to Note 10 to the condensed consolidated financial statements for further information.

•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments. We expect to be able to finance our future operations through cash flows from our asset liquidation business and draws on the line of credit, as needed. Capital requirements are generally limited to repayment of our debt obligations, investments in notes receivables, purchases of surplus and distressed assets and payment on lease obligations. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we will draw on the line of credit.

Cash Position and Cash Flows

Cash and cash equivalents at June 30, 2020 were $2.2 million as compared to $2.7 million at December 31, 2019, a decrease of approximately $0.5 million.

Cash (used in) provided by operating activities.  Cash used in operating activities was $0.8 million during the six months ended June 30, 2020 as compared to $0.7 million cash provided by operating activities in the same period in 2019. The approximate $1.5 million decrease was primarily attributable to a net unfavorable change of $1.5 million in the operating assets and liabilities in the six months June 30, 2020 compared to the same period in 2019. The most significant unfavorable changes in operating assets related to a refundable deposit payment of $0.5 million for a potential inventory purchase, which was refunded in July 2020, and advance guarantee payments totaling $0.5 million for auctions to be conducted in the third quarter of 2020.

The significant changes in operating assets and liabilities during the six months ended June 30, 2020 as compared to 2019 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash provided by (used in) investing activities.  Cash provided by investing activities during the six months ended June 30, 2020 was $0.5 million compared to cash used of $0.2 million in the same period in 2019. The approximate $0.7 million change was primarily attributable to net cash received from the transfer of and payments on notes receivable in excess of investments in notes receivable offset by increased investment in joint ventures.

Cash used in financing activities.  Cash used in financing activities was $0.2 million during the six months ended June 30, 2020 and $0.1 million during the same period in 2019. The activity during the six months ended June 30, 2020 consisted of draws on the Credit Facility of $5.6 million and repayments to unrelated third parties of $5.8 million (including $5.6 million on the Credit Facility). The activity during the same period in 2019 consisted of draws on the Credit Facility of $0.5 million and repayments to unrelated third parties of $1.5 million (including $1.3 million on the Credit Facility).

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Revenues:
Services revenue	$5,565	$5,335	$230	4%	$9,653	$9,743	$(90)	(1)%
Asset sales	552	2,089	(1,537)	(74)%	708	4,232	(3,524)	(83)%
Total revenues	6,117	7,424	(1,307)	(18)%	10,361	13,975	(3,614)	(26)%

Operating costs and expenses:
Cost of services revenue	1,188	1,483	(295)	(20)%	1,739	2,214	(475)	(21)%
Cost of asset sales	330	1,866	(1,536)	(82)%	368	3,026	(2,658)	(88)%
Selling, general and administrative	3,666	3,698	(32)	(1)%	7,138	7,623	(485)	(6)%
Depreciation and amortization	90	76	14	18%	180	152	28	18%
Total operating costs and expenses	5,274	7,123	(1,849)	(26)%	9,425	13,015	(3,590)	(28)%
Earnings of equity method investments	181	1,269	(1,088)	(86)%	182	1,269	(1,087)	(86)%
Operating income	1,024	1,570	(546)	(35)%	1,118	2,229	(1,111)	(50)%
Interest and other expense, net	(8)	(22)	14	64%	(35)	(45)	10	22%
Income before income tax (benefit) expense	1,016	1,548	(532)	(34)%	1,083	2,184	(1,101)	(50)%
Income tax (benefit) expense	(1,023)	54	(1,077)	(1994)%	(994)	78	(1,072)	(1374)%
Net income	$2,039	$1,494	$545	36%	$2,077	$2,106	$(29)	(1)%

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

Three-Month Period Ended June 30, 2020 Compared to Three-Month Period Ended June 30, 2019

Revenues and cost of revenues – Revenues were $6.1 million during the three months ended June 30, 2020 compared to $7.4 million during the same period in 2019. Costs of services revenue and asset sales were $1.5 million during the three months ended June 30, 2020 compared to $3.3 million during the same period in 2019. The gross profit of these items was therefore $4.6 million during the three months ended June 30, 2020 compared to $4.1 million during the same period in 2019, an increase of approximately $0.5 million, or approximately 12%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.7 million during the three months ended June 30, 2020 and during the same period in 2019.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	% change
Compensation
HGP	$1,436	$1,264	14%
Equity Partners	—	368	(100)%
NLEX	965	826	17%
HGI	201	129	56%
HGC	114	—	100%
Stock-based compensation	86	76	13%

Consulting	61	61	0%
Board of Directors fees	57	67	(15)%
Accounting, tax and legal professional fees	170	173	(2)%
Insurance	123	91	35%
Occupancy	220	210	5%
Travel and entertainment	22	188	(88)%
Advertising and promotion	95	122	(22)%
Other	116	123	(6)%
Total selling, general & administrative expense	$3,666	$3,698	(1)%

There was a decrease in selling, general and administrative expense from the elimination of the Equity Partners compensation costs as the Equity Partners team separated from the Company at December 31, 2019 as more fully described in our Form 10-K. This decrease was offset by increased compensation expense within all other entities as a result of improved financial performance and additional headcount as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended June 30, 2020 and the same period in 2019, and consisted primarily of amortization expense related to intangible assets.

Six-Month Period Ended June 30, 2020 Compared to Six-Month Period Ended June 30, 2019

Revenues and cost of revenues – Revenues were $10.4 million during the six months ended June 30, 2020 compared to $14.0 million during the same period in 2019. Costs of services revenue and asset sales were $2.1 million during the six months ended June 30, 2020 compared to $5.2 million during the same period in 2019.  The gross profit of these items was therefore $8.3 million during the six months ended June 30, 2020 compared to $8.7 million during the same period in 2019, a decrease of approximately $0.4 million, or approximately 5%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $7.1 million during the six months ended June 30, 2020 compared to $7.6 million during the same period in 2019.

	Six Months Ended June 30,
	2020	2019	% change
Compensation
HGP	$2,481	$2,465	1%
Equity Partners	—	840	(100)%
NLEX	1,910	1,780	7%
HGI	402	258	56%
HGC	231	—	100%
Stock-based compensation	161	147	10%

Consulting	109	118	(8)%
Board of Directors fees	121	131	(8)%
Accounting, tax and legal professional fees	398	358	11%
Insurance	223	174	28%
Occupancy	440	421	5%
Travel and entertainment	198	372	(47)%
Advertising and promotion	247	278	(11)%
Other	217	281	(23)%
Total selling, general & administrative expense	$7,138	$7,623	(6)%

The decrease in total selling, general and administrative expenses was largely attributable to the elimination of the Equity Partners compensation costs as the Equity Partners team separated from the Company at December 31, 2019 as more fully described in our Form 10-K.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the six months ended June 30, 2020 and the same period in 2019, and consisted almost entirely of amortization expense related to intangible assets.

Key Performance Indicators

We monitor a number of financial and non-financial measures on a regular basis in order to track our underlying operational performance and trends. Other than the operating income of our liquidation business (a GAAP financial measure as shown in our consolidated income statements) which we believe is the most important measure of our operational performance and trends, we believe that EBITDA and Adjusted EBITDA (non-GAAP financial measures) are key performance indicators (KPIs) for our business. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We define EBITDA as net income plus depreciation and amortization, interest and other expense, and provision for income taxes. Adjusted EBITDA reflects EBITDA adjusted further to eliminate the effects of stock-based compensation. Management uses EBITDA and Adjusted EBITDA in assessing the Company’s results, evaluating the Company’s performance and in reaching operating and strategic decisions. Management believes that the presentation of EBITDA and Adjusted EBITDA, when considered together with our GAAP financial statements and the reconciliation to the most directly comparable GAAP financial measure, is useful in providing investors a more complete understanding of the factors and trends affecting the underlying performance of the Company on a historical and ongoing basis. Our use of EBITDA and Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information, below, which reconciles our GAAP reported net income to EBITDA and Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,039	$1,494	$2,077	$2,106
Add back:
Depreciation and amortization	90	76	180	152
Interest and other expense, net	8	22	35	45
Income tax (benefit) expense	(1,023)	54	(994)	78
EBITDA	1,114	1,646	1,298	2,381

Management add back:
Stock based compensation	86	76	161	147
Adjusted EBITDA	$1,200	$1,722	$1,459	$2,528

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

Further, there were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: August 10, 2020	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)