Form 10-Q
period 2020-09-30
Heritage Global Inc.
filed 2020-11-09
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-39471

Heritage Global Inc.

(Exact name of registrant as specified in its charter)

Florida	59-2291344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12625 High Bluff Drive, Suite 305, San Diego, CA 92130

(Address of Principal Executive Offices)

(858) 847-0656
(Registrant’s Telephone Number)

N/A

(Registrant’s Former Name)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HGBL	Nasdaq Stock Market LLC

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

As of November 1, 2020, there were 35,193,248 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,795	$2,728
Accounts receivable	1,956	1,859
Current portion of notes receivable, net	682	1,295
Inventory – equipment	808	104
Other current assets	1,709	784
Total current assets	10,950	6,770
Property and equipment, net	156	221
Non-current portion of notes receivable, net	410	1,366
Equity method investments	3,692	2,516
Right-of-use assets	1,095	1,483
Identifiable intangible assets, net	3,190	3,392
Goodwill	5,585	5,585
Deferred tax assets	1,464	372
Other assets	224	212
Total assets	$26,766	$21,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,462	$8,113
Current portion of debt	138	403
Current portion of lease liabilities	462	577
Total current liabilities	10,062	9,093
Non-current portion of debt	—	35
Non-current portion of lease liabilities	679	942
Other long-term liabilities	68	—
Total liabilities	10,809	10,070

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 568 shares of Series N at September 30, 2020 and December 31, 2019	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 29,724,037 shares at September 30, 2020 and 29,339,101 at December 31, 2019	298	293
Additional paid-in capital	285,863	285,099
Accumulated deficit	(270,133)	(273,474)
Accumulated other comprehensive loss	(77)	(77)
Total stockholders’ equity	15,957	11,847
Total liabilities and stockholders’ equity	$26,766	$21,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Services revenue	$6,060	$5,207	$15,713	$14,950
Asset sales	1,506	1,415	2,214	5,647
Total revenues	7,566	6,622	17,927	20,597

Operating costs and expenses:
Cost of services revenue	1,605	435	3,344	2,649
Cost of asset sales	990	926	1,358	3,952
Selling, general and administrative	3,378	3,928	10,516	11,551
Depreciation and amortization	92	74	272	226
Total operating costs and expenses	6,065	5,363	15,490	18,378
Earnings of equity method investments	111	8	293	1,277
Operating income	1,612	1,267	2,730	3,496
Interest and other expense, net	(3)	(12)	(38)	(57)
Income before income tax expense (benefit)	1,609	1,255	2,692	3,439
Income tax expense (benefit)	345	39	(649)	117
Net income	$1,264	$1,216	$3,341	$3,322

Weighted average common shares outstanding – basic	28,751,689	28,653,278	28,817,344	28,653,278
Weighted average common shares outstanding – diluted	31,890,115	29,352,812	31,288,151	28,911,488
Net income per share – basic	$0.04	$0.04	$0.12	$0.12
Net income per share – diluted	$0.04	$0.04	$0.11	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	19,805	1	(3)	—	—	(2)
Stock-based compensation expense	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	38	—	38
Balance at March 31, 2020	568	6	29,358,906	294	285,171	(273,436)	(77)	11,958
Issuance of common stock from stock option awards	—	—	62,550	1	29	—	—	30
Stock-based compensation expense	—	—	—	—	86	—	—	86
Net income	—	—	—	—	—	2,039	—	2,039
Balance at June 30, 2020	568	6	29,421,456	295	285,286	(271,397)	(77)	14,113
Issuance of common stock from stock option awards	—	—	97,581	1	(88)	—	—	(87)
Issuance of common stock	—	—	205,000	2	568	—	—	570
Stock-based compensation expense	—	—	—	—	97	—	—	97
Net income	—	—	—	—	—	1,264	—	1,264
Balance at September 30, 2020	568	$6	29,724,037	$298	$285,863	$(270,133)	$(77)	$15,957

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600
Stock-based compensation expense	—	—	—	—	71	—	—	71
Net income	—	—	—	—	—	612	—	612
Balance at March 31, 2019	569	6	29,253,278	293	284,822	(276,761)	(77)	8,283
Stock-based compensation expense	—	—	—	—	76	—	—	76
Net income	—	—	—	—	—	1,494	—	1,494
Balance at June 30, 2019	569	6	29,253,278	293	284,898	(275,267)	(77)	9,853
Stock-based compensation expense	—	—	—	—	63	—	—	63
Net income	—	—	—	—	—	1,216	—	1,216
Balance at September 30, 2019	569	$6	29,253,278	$293	$284,961	$(274,051)	$(77)	$11,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$3,341	$3,322
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	60	—
Earnings of equity method investments	(293)	(1,277)
Noncash lease expense	388	356
Depreciation and amortization	272	226
Deferred taxes	(1,092)	—
Stock-based compensation expense	258	210
Changes in operating assets and liabilities:
Accounts receivable	(97)	(1,322)
Inventory	(704)	2,175
Other assets	(367)	(856)
Lease liabilities	(378)	(374)
Accounts payable and accrued liabilities	1,353	(1,413)
Other liabilities	65	—
Net cash provided by operating activities	2,806	1,047

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(6)	(73)
Investment in equity method investments	(1,197)	(566)
Cash distributions from equity method investments	314	271
Investment in notes receivable	(4,490)	—
Payments received on notes receivable	1,002	—
Cash received on transfer of notes receivable to partners	4,997	—
Net cash provided by (used in) investing activities	620	(368)

Cash flows used in financing activities:
Proceeds from issuance of common stock from stock option awards	46	—
Payments of tax withholdings related to cashless exercises of stock option awards	(105)	—
Proceeds from debt payable to third party	5,625	500
Repayment of debt payable to third party	(5,925)	(1,546)
Net cash used in financing activities	(359)	(1,046)
Net increase (decrease) in cash and cash equivalents	3,067	(367)
Cash and cash equivalents at beginning of period	2,728	4,268
Cash and cash equivalents at end of period	$5,795	$3,901

Supplemental cash flow information:
Cash paid for taxes	$139	$248
Cash paid for interest	41	47
Issuance of common stock for services rendered	570	—

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

The results of operations for the nine month period ended September 30, 2020 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2020. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019, contained in the Company’s Form 10-K.

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on the Company’s performance through September 30, 2020 resulting from evolving travel and work restrictions as well as a delay in the sale of certain assets.

Going forward, the Company does not believe COVID-19 and the recent developments surrounding the global pandemic will have material negative impacts on the Company’s financial performance as its asset liquidation business is highly concentrated in distressed and surplus assets and the Company expects that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal deals. The Company believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, the Company expects that the COVID-19 pandemic will have the following positive impacts:

•ongoing social distancing requirements in connection with the COVID-19 pandemic will result in increased demand for HGP’s online auctions;

•rising charged-off consumer loan sales will result in expanding volumes for the Company’s Financial Assets division;

•tightening underwriting standards at conventional lenders will result in more funding opportunities for HGC; and

•greater focus on collateral on bank balance sheets will result in incremental valuation opportunities for the Company’s valuation business.

However, positive expected impacts of the COVID-19 pandemic on the Company’s business could be offset, at least in part, by negative impacts on certain business units relying on travel and field work. Any continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

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

Significant estimates include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, right-of-use assets, goodwill and intangible assets, liabilities, deferred income tax assets and liabilities including future years’ taxable income, and stock-based compensation. These estimates have the potential to significantly impact the Company’s consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

All services and asset sales revenue from contracts with customers are considered to be one reporting segment — the asset liquidation business. Although the Company provides various services within the asset liquidation business, it does not disaggregate revenue streams further than that in its statement of income, services revenue and asset sales. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (0% of total revenues for the nine month period ended September 30, 2020) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of September 30, 2020, the deferred revenue balance was zero. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

During the nine months ended September 30, 2020 and 2019, the Company generated revenues specific to one customer representing 12% of total revenues for each period. During the three months ended September 30, 2020 and 2019, the Company generated revenues specific to the same customer representing 8% and 11% of total revenues for the respective periods.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Form 10-K. There have been no changes to these policies in the nine months ended September 30, 2020.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios which resulted in a total outstanding principal balance at September 30, 2020 of approximately $1.1 million, net of unamortized deferred fees and costs on originated loans. At December 31, 2019 the Company’s notes receivable balance was $2.7 million, net of unamortized deferred fees and costs on originated loans. The activity during the nine months ended September 30, 2020 includes the issuance of additional notes of approximately $4.5 million, principal payments made by borrowers of approximately $1.0 million, adjustments to our deferred fees and costs balance of approximately $0.1 million, and the transfer of notes to partners as detailed below.

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

As of September 30, 2020, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

At September 30, 2020 the Company had four stock-based compensation plans, which are described more fully in Note 18 to the audited consolidated financial statements for the year ended December 31, 2019, contained in the Company’s Form 10-K.

During the nine months ended September 30, 2020, the Company issued options to purchase 344,750 shares of common stock to certain of the Company’s employees, options to purchase 15,000 shares of common stock to an outside consultant, and options to purchase 85,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation. During the same period, the Company cancelled options to purchase 187,025 shares of common stock as a result of employee resignations and natural expiration.

The following summarizes the changes in common stock options for the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,611,850	$0.46
Granted	444,750	$1.61
Exercised	(249,300)	$0.47
Forfeited	(187,025)	$1.13
Outstanding at September 30, 2020	3,620,275	$0.57

Options exercisable at September 30, 2020	2,240,286	$0.53

The Company recognized stock-based compensation expense related to stock options of $0.3 million for the nine months ended September 30, 2020. As of September 30, 2020, there is approximately $0.5 million of unrecognized stock-based compensation expense related to unvested option awards outstanding, which is expected to be recognized over a weighted average period of 3.1 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $38,700 for the nine months ended September 30, 2020. The unrecognized stock-based compensation expense as of September 30, 2020 was approximately $0.1 million.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) to which the Company may become entitled in connection with its equity joint venture with Napier Park, achieved prior to December 19, 2022. During 2019 and the nine months ended September 30, 2020, Napier Park did not receive any warrants.

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

Note 6 – Equity Method Investments

In November 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a joint venture. The Company’s share of the Joint Venture is 25%. During 2019, the Company held a 50% share in the Oak Grove Asset Acquisitions LP, an entity formed for the execution of auction deals with Napier Park. In March 2020, the HGC Funding I LLC joint venture was formed with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. The table below details the Company’s joint venture revenues and net income during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Revenues:
Oak Grove Asset Acquisitions LP	$1,129	$—
CPFH LLC	1,254	11,106
HGC Funding I LLC	324	—
Total Revenues	$2,707	$11,106

Net income:
Oak Grove Asset Acquisitions LP	$249	$—
CPFH LLC	243	5,068
HGC Funding I LLC	308	—
Total net income	$800	$5,068

The table below details the summarized components of assets and liabilities, as of September 30, 2020 and December 31, 2019, of the Company’s joint ventures at those dates (in thousands):

	September 30,	December 31,
	2020	2019
Assets:
Oak Grove Asset Acquisitions LP	$624	$1,602
CPFH LLC	24,748	20,016
HGC Funding I LLC	6,300	—
Total assets	$31,672	$21,618

Liabilities:
Oak Grove Asset Acquisitions LP	$5	$797
CPFH LLC	12,700	10,245
HGC Funding I LLC	10	—
Total liabilities	$12,715	$11,042

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Shares Calculation:	2020	2019	2020	2019
Basic weighted average shares outstanding	28,751,689	28,653,278	28,817,344	28,653,278
Treasury stock effect of common stock options and restricted stock awards	3,138,426	699,534	2,470,807	258,210
Diluted weighted average common shares outstanding	31,890,115	29,352,812	31,288,151	28,911,488

For the nine months ended September 30, 2020 and 2019 there were potential common shares totaling approximately 0.1 million and 0.4 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive. For the three months ended September 30, 2020 and 2019 there were potential common shares totaling approximately 0.1 million and 20,000, respectively, that were excluded.

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

	September 30,	December 31,
Right-of-use assets:	2020	2019
Del Mar, CA	$646	$745
Burlingame, CA	174	392
Edwardsville, IL	275	346
	$1,095	$1,483

	September 30,	December 31,
Lease liabilities:	2020	2019
Del Mar, CA	$673	$745
Burlingame, CA	191	429
Edwardsville, IL	277	345
	$1,141	$1,519

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both nine month periods ended September 30, 2020 and 2019, lease expense was approximately $0.4 million. Undiscounted future minimum lease payments as of September 30, 2020 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2020 (remainder of year from October 1, 2020 to December 31, 2020)	$151
2021	385
2022	278
2023	218
2024	176
2025	30
Total undiscounted future minimum lease payments	1,238
Less imputed interest	(97)
Present value of lease liabilities	$1,141

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

	Carrying Value		Carrying Value
	December 31,		September 30,
Amortized Intangible Assets	2019	Amortization	2020
Customer Network (HGP)	$92	$(24)	$68
Trade Name (HGP)	642	(96)	546
Customer Relationships (NLEX)	221	(82)	139
Total	955	(202)	753

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,392	$(202)	$3,190

Amortization expense during each of the nine months ended September 30, 2020 and 2019 was $0.2 million.

The estimated amortization expense as of September 30, 2020 during the remainder of the current fiscal year and the next four fiscal years is shown below (in thousands):

Year	Amount
2020 (remainder of year from October 1, 2020 to December 31, 2020)	$67
2021	270
2022	159
2023	129
2024	128
Total	$753

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from two acquisitions, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the nine months ended September 30, 2020.

Acquisition	September 30, 2020	December 31, 2019
HGP	$2,040	$2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$5,585

Note 10 – Debt

Outstanding debt at September 30, 2020 and December 31, 2019 is summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Current:
Third party debt	$138	$403
Non-current:
Third party debt	—	35
Total debt	$138	$438

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

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on February 5, 2021 and replaced the 2018 Credit facility, as amended. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company will pay interest on the Credit Facility in regular monthly payments, beginning on March 5, 2020. The Company may prepay the Credit Facility without penalty. The Company is the borrower under the Credit Facility. The Credit Facility is secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the nine months ended September 30, 2020, the Company drew on the line of credit for a total of $5.6 million and made repayments of principal totaling $5.6 million resulting in a zero balance as of September 30, 2020.

In January 2018, HG LLC, a wholly-owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a promissory note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. Upon the occurrence of any Event of Default, as defined below, in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or the Company repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of the Company under the Guaranty is limited or terminated by operation of law or by the Company, or (e) HG LLC or the Company shall be or become insolvent, however defined, or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or shall institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or shall take any action to authorize such proceeding. During the nine months ended September 30, 2020, the Company made the scheduled payments on the Note totaling $315,000. The outstanding balance on the Note as of September 30, 2020 was $138,000.

Note 11 – Income Taxes

At September 30, 2020 the Company has aggregate tax net operating loss carry forwards of approximately $82.4 million ($61.6 million of unrestricted net operating tax losses and approximately $20.8 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the change in the deferred tax asset valuation allowance, excess tax benefits from stock option exercises, offset by an increase in state tax expense of approximately $0.1 million due to California’s three-year net operating loss carryforward suspension effective June 29, 2020.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of September 30, 2020 and December 31, 2019.

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

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig.  The total amount paid to the related party was approximately $82,000 for both nine month periods ended September 30, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the condensed consolidated income statements. All of the payments in both 2020 and 2019 were made to David Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig, whereby the term of the agreement extends to May 31, 2023 and the rent amounts were agreed upon for the new term.

Pursuant to an agreement reached between Mr. Ross Dove and former board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus was paid to Mr. Dove and the other half was paid directly to Mr. DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services.

Note 13 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2020 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

On October 6, 2020, the Company completed an underwritten public offering (the “Offering”) of an aggregate of 5,462,500 shares of the Company’s common stock, $0.01 par value per share, which included 712,500 shares of common stock sold pursuant to the full exercise of the underwriter’s option to purchase additional shares resulting in net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions, of approximately $9.1 million. At September 30, 2020 the Company had incurred approximately $1.2 million in prepaid costs directly associated with the public offering, of which approximately $0.6 million was associated with a non-cash common stock issuance for consulting services provided. These costs temporarily increased our other current assets balance by $1.2 million at September 30, 2020 and will subsequently offset proceeds from the public offering within additional paid-in capital on the closing date of October 6, 2020.

On October 27, 2020, Heritage Global Partners, Inc. (“HGP”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Lease”) with Hayward FGHK Industrial, LLC (“Landlord”) pursuant to which HGP will lease 30,321 square feet of industrial space in Hayward, California from Landlord. The Lease has an initial term of ninety (90) months, unless terminated earlier by either party pursuant to the terms of the Lease. The Lease provides for an initial monthly base rent of $27,289, which increases on an annual basis to $33,562 per month in the final year. In addition, HGP is obligated to pay its share of maintenance costs of common areas. The Company is a guarantor of HGP’s obligations under the Lease including the payment of rent. There is no material relationship between the Company, or any of its affiliates, and the landlord, or any of its affiliates, other than the contractual relationship under the Lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2020 and 2019, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020 (the “Form 10-K”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements are subject to certain risks, uncertainties, and assumptions, including the important factors noted under Item 1A “Risk Factors” in our Form 10-K, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

In 2014, HGI acquired all of the issued and outstanding capital stock in National Loan Exchange, Inc. (“NLEX”), a broker of charged-off receivables in the United States and Canada. As a result of this acquisition, NLEX operates as one of our wholly-owned divisions.

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

The organization chart below outlines our basic domestic corporate structure as of September 30, 2020.

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

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on our performance through September 30, 2020 resulting from evolving travel and work restrictions as well as a delay in the sale of certain assets.

Going forward, we do not believe COVID-19 and the recent developments surrounding the global pandemic will have material negative impacts on our financial performance as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal deals. We believe that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, we expect that the COVID-19 pandemic will have the following positive impacts on our business:

•ongoing social distancing requirements in connection with the COVID-19 pandemic will result in increased demand for HGP’s online auctions;

•rising charged-off consumer loan sales will result in expanding volumes for NLEX and HGC;

•tightening underwriting standards at conventional lenders will result in more funding opportunities for HGC; and

•greater focus on collateral on bank balance sheets will result in incremental valuation opportunities for our valuation business.

However, positive expected impacts of the COVID-19 pandemic on our business could be offset, at least in part, by negative impacts on certain of our business units relying on travel and field work. Any continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

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

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by our Industrial Assets division and the accounts receivable brokerage services provided by our Financials Assets division, each of which is further described below. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

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

Our Competitive Strengths

We believe we have attributes that differentiate us from our competitors and provide us with significant competitive advantages. Our key competitive strengths are described below.

Differentiated Business Model.  We believe we have diversified business lines serving the financial and industrial asset liquidation market. We have multiple revenue streams in our brokerage and principal based auction services, advisory services and secured lending services. Further, our business is event-driven and we have repeat, forward-flow contracts in place with industry leading customers. We expect to drive growth in our revenue streams by taking different roles, and using partners as needed.

Compelling Macro Growth Drivers.  Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well-positioned to provide. Further, we believe the trend of growth in the marketplace of lending platforms is driving an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High Return on Invested Capital.  We believe we have an opportunity, upon securing additional working capital, to drive improved auction economics by serving more frequently in the role of principal rather than the lower margin role of broker. Further, we believe we have a strong growth opportunity in providing secured loans to our financial asset debt buyers, a service we are providing through HGC.

Strong Management Team.  We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020 (the “Effective Date”), we entered into an Employment Agreement (the “New Employment Agreement”) with Kirk Dove, the President and Chief Operating Officer of the Company. Upon the Effective Date, Kirk Dove resigned from his position as President and Chief Operating Officer of the Company and terminated the existing Employment Agreement, dated February 29, 2012, between us and Kirk Dove (the “Prior Employment Agreement”) and replaced it with the New Employment Agreement. Pursuant to the terms of the New Employment Agreement, Kirk Dove will continue his employment with us in an advisory capacity until December 31, 2024, after which time the New Employment Agreement will terminate and Kirk Dove’s employment with the Company will cease.

Our Financial Assets Division

Our Financial Assets division provides liquidity to issuers of consumer credit that are looking to monetize charged-off loans — loans that creditors have written off as uncollectable. Charged-off loans typically originate from banks that issue unsecured consumer credit.

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks, the U.S. government, and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $150 billion face value of performing, nonperforming and charged-off assets. NLEX sales are concentrated in online, automotive, consumer credit card, student loan and real estate charge-offs. The typical credit we broker sells at a deep discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. NLEX is in the process of expanding into the FinTech, student loans and peer-to-peer lending sectors, where we believe NLEX has opportunity for significant growth. In addition, we plan to add post-sale initiatives, making our services more attractive to our customers as compared to our competitors. We believe that the less onerous regulatory environment of the current presidential administration has allowed banks to bring more volume to the market in comparison to prior years. We expect that our income from secured lending will consist of upfront fees, interest income, monthly monitoring fees and backend profit share.

Our management has decades of domain expertise and we believe the ability to leverage extensive funding activity and widespread industry relationships. We believe we have the opportunity for growth through increased penetration of the underserved market of mid-tier buyers of charged-off receivables, providing more economic financing options and a greater variety of funding solutions to our customers.

Our Industrial Assets Division

Our Industrial Assets division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. The fees for our services typically range from 15–50%, depending on our role and the transaction. This division predominantly targets surplus or distressed sellers of “inside the building” assets. Our buyers consist of both end-users and dealers.

Our management has decades of domain expertise and experience and we believe the ability to leverage extensive industry relationships and has access to a real-time database of actual sales data across 28 industrial sectors. We believe we have the opportunity for growth in our auction services through shifting toward higher-contribution principal deals and, assuming the acceleration of mergers and acquisitions in manufacturing industries, increased auction services for sales of surplus equipment. Further, we intend to increasingly leverage our Capital Asset Redeployment Enterprise (CARE) software package, which provides an internal asset redeployment management system for corporations. We believe we have the opportunity for growth in our valuation services through the addition of incremental bank-approved vendor lists, geographic expansion and through deeper penetration with our existing bank relationships.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the nine months ended September 30, 2020.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

At September 30, 2020 we had working capital of $0.9 million and at December 31, 2019 we had a working capital deficit of $2.3 million. Our current assets at September 30, 2020 increased to $11.0 million compared to $6.8 million at December 31, 2019 primarily due to increased cash as a result of our cash flow from operations during the nine months ended September 30, 2020. Our current liabilities at September 30, 2020 increased to $10.1 million compared to $9.1 million at December 31, 2019.

During the nine months ended September 30, 2020, our primary source of cash was the cash provided by our asset liquidation business including cash received on transfer of notes receivable to partners in connection with our new specialty finance unit of HGC. Cash disbursements during the nine months ended September 30, 2020 consisted primarily of lending activity of $4.5 million under HGC, payment of operating expenses, settlement of auction liabilities and investments in equity method investments.

We believe we can fund our operations and our debt service obligations during 2020 and beyond through a combination of cash flows from our on-going asset liquidation operations, proceeds from the sale of shares of common stock completed in October 2020, and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated January 30, 2018 (the “Note”) issued in the amount of $1.3 million, as well as any amounts borrowed under our Credit Facility. We are required to pay off the Note in 36 equal installments of $35,000, and any remaining outstanding balance thereunder shall be due and payable in full on January 30, 2021. On February 10, 2020, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on February 5, 2021 and replaces a secured promissory note, as amended, totaling $3.0 million. We are permitted to use the proceeds of the loan solely for our business operations. As of September 30, 2020, we had an outstanding balance of zero on the Credit Facility.

Ownership Structure and Capital Resources

•	At September 30, 2020 the Company had stockholders’ equity of $16.0 million, as compared to $11.8 million at December 31, 2019.
•

In February 2020 we amended our revolving line of credit with our bank to provide for aggregate loans of up to $5.0 million.  Refer to Note 10 to the condensed consolidated financial statements for further information.

•	On August 31, 2020, our common stock had been approved for uplisting and began trading on the Nasdaq Stock Market LLC under our previous ticker symbol “HGBL.
•

On October 6, 2020, the Company completed the Offering of an aggregate of 5,462,500 shares of the Company’s common stock, which included 712,500 shares of common stock sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, resulting in net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions, of approximately $9.1 million. At September 30, 2020 the Company had incurred approximately $1.2 million in prepaid costs directly associated with the public offering, of which approximately $0.6 million was associated with a non-cash common stock issuance for consulting services rendered. These costs temporarily increased our other current assets balance by $1.2 million at September 30, 2020 and will subsequently offset proceeds from the public offering within additional paid-in capital on the closing date of October 6, 2020.

•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments. We expect to be able to finance our future operations through cash flows from our asset liquidation business, proceeds from the sale of shares of common stock completed in October 2020, and draws on the line of credit, as needed. Capital requirements are generally limited to repayment of our debt obligations, investments in notes receivables, purchases of surplus and distressed assets and payment on lease obligations. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we will draw on the line of credit.

Cash Position and Cash Flows

Cash and cash equivalents at September 30, 2020 were $5.8 million as compared to $2.7 million at December 31, 2019, an increase of approximately $3.1 million.

Cash provided by operating activities.  Cash provided by operating activities was $2.8 million during the nine months ended September 30, 2020 as compared to $1.0 million cash provided during the same period in 2019. The approximate $1.8 million increase was primarily attributable to a net favorable change of $1.7 million in the operating assets and liabilities in the nine months September 30, 2020 compared to the same period in 2019, and a favorable change in the net income adjusted for noncash items, which was $0.1 million higher during the nine months ended September 30, 2020 as compared to the same period in 2019.

The significant changes in operating assets and liabilities during the nine months ended September 30, 2020 as compared to 2019 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of these. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash provided by (used in) investing activities.  Cash provided by investing activities during the nine months ended September 30, 2020 was $0.6 million compared to cash used of $0.4 million in the same period in 2019. The approximate $1.0 million favorable change was primarily attributable to net cash received from the transfer of and payments on notes receivable in excess of investments in notes receivable offset by increased investment in joint ventures.

Cash used in financing activities.  Cash used in financing activities was $0.4 million during the nine months ended September 30, 2020 and $1.0 million used during the same period in 2019. The activity during the nine months ended September 30, 2020 consisted of draws on the Credit Facility of $5.6 million and repayments to unrelated third parties of $5.9 million (including $5.6 million on the Credit Facility). The activity during the same period in 2019 consisted of draws on the Credit Facility of $0.5 million and repayments to unrelated third parties of $1.5 million (including $1.3 million on the Credit Facility).

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the financial statements included in our Form 10-K.

On October 27, 2020, Heritage Global Partners, Inc. (“HGP”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Lease”) with Hayward FGHK Industrial, LLC (“Landlord”) pursuant to which HGP will lease 30,321 square feet of industrial space in Hayward, California from Landlord. The Lease has an initial term of ninety (90) months, unless terminated earlier by either party pursuant to the terms of the Lease. The Lease provides for an initial monthly base rent of $27,289, which increases on an annual basis to $33,562 per month in the final year. In addition, HGP is obligated to pay its share of maintenance costs of common areas. The Company is a guarantor of HGP’s obligations under the Lease including the payment of rent. There is no material relationship between the Company, or any of its affiliates, and the landlord, or any of its affiliates, other than the contractual relationship under the Lease.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent
Revenues:
Services revenue	$6,060	$5,207	$853	16%	$15,713	$14,950	$763	5%
Asset sales	1,506	1,415	91	6%	2,214	5,647	(3,433)	(61)%
Total revenues	7,566	6,622	944	14%	17,927	20,597	(2,670)	(13)%

Operating costs and expenses:
Cost of services revenue	1,605	435	1,170	269%	3,344	2,649	695	26%
Cost of asset sales	990	926	64	7%	1,358	3,952	(2,594)	(66)%
Selling, general and administrative	3,378	3,928	(550)	(14)%	10,516	11,551	(1,035)	(9)%
Depreciation and amortization	92	74	18	24%	272	226	46	20%
Total operating costs and expenses	6,065	5,363	702	13%	15,490	18,378	(2,888)	(16)%
Earnings of equity method investments	111	8	103	1288%	293	1,277	(984)	(77)%
Operating income	1,612	1,267	345	27%	2,730	3,496	(766)	(22)%
Interest and other expense, net	(3)	(12)	9	75%	(38)	(57)	19	33%
Income before income tax expense (benefit)	1,609	1,255	354	28%	2,692	3,439	(747)	(22)%
Income tax expense (benefit)	345	39	306	785%	(649)	117	(766)	(655)%
Net income	$1,264	$1,216	$48	4%	$3,341	$3,322	$19	1%

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

Three-Month Period Ended September 30, 2020 Compared to Three-Month Period Ended September 30, 2019

Revenues and cost of revenues – Revenues were $7.6 million during the three months ended September 30, 2020 compared to $6.6 million during the same period in 2019. Costs of services revenue and asset sales were $2.6 million during the three months ended September 30, 2020 compared to $1.4 million during the same period in 2019. The gross profit of these items was therefore $5.0 million during the three months ended September 30, 2020 compared to $5.3 million during the same period in 2019, a decrease of approximately $0.3 million, or approximately 6%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.4 million during the three months ended September 30, 2020 and $3.9 million during the same period in 2019.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	% change
Compensation
HGP	$1,277	$1,003	27%
Equity Partners	—	320	(100)%
NLEX	908	1,302	(30)%
HGI	252	129	95%
HGC	108	31	248%
Stock-based compensation	97	63	54%

Consulting	—	55	(100)%
Board of Directors fees	64	64	0%
Accounting, tax and legal professional fees	123	200	(39)%
Insurance	114	91	25%
Occupancy	225	209	8%
Travel and entertainment	36	216	(83)%
Advertising and promotion	85	164	(48)%
Other	89	81	10%
Total selling, general & administrative expense	$3,378	$3,928	(14)%

There was a decrease in selling, general and administrative expense from the elimination of the Equity Partners compensation costs as the Equity Partners team separated from the Company at December 31, 2019 as more fully described in our Form 10-K, decreased compensation expense within our NLEX division as a result of declined financial performance, and decreased travel expense as a result of COVID-19. This decrease was offset by increased compensation expense within our HGP division as a result of improved financial performance and within our HGC division as a result of additional headcount as compared to the prior year.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended September 30, 2020 and the same period in 2019, and consisted primarily of amortization expense related to intangible assets.

Nine-Month Period Ended September 30, 2020 Compared to Nine-Month Period Ended September 30, 2019

Revenues and cost of revenues – Revenues were $17.9 million during the nine months ended September 30, 2020 compared to $20.6 million during the same period in 2019. Costs of services revenue and asset sales were $4.7 million during the nine months ended September 30, 2020 compared to $6.6 million during the same period in 2019.  The gross profit of these items was therefore $13.2 million during the nine months ended September 30, 2020 compared to $14.0 million during the same period in 2019, a decrease of approximately $0.8 million, or approximately 6%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $10.5 million during the nine months ended September 30, 2020 compared to $11.6 million during the same period in 2019.

	Nine Months Ended September 30,
	2020	2019	% change
Compensation
HGP	$3,758	$3,468	8%
Equity Partners	—	1,160	(100)%
NLEX	2,818	3,082	(9)%
HGI	654	387	69%
HGC	339	31	994%
Stock-based compensation	258	210	23%

Consulting	91	173	(47)%
Board of Directors fees	185	194	(5)%
Accounting, tax and legal professional fees	520	558	(7)%
Insurance	337	265	27%
Occupancy	664	630	5%
Travel and entertainment	234	588	(60)%
Advertising and promotion	332	442	(25)%
Other	326	363	(10)%
Total selling, general & administrative expense	$10,516	$11,551	(9)%

The decrease in total selling, general and administrative expenses was largely attributable to the elimination of the Equity Partners compensation costs as the Equity Partners team separated from the Company at December 31, 2019 as more fully described in our Form 10-K.

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million during the nine months ended September 30, 2020 and $0.2 million the same period in 2019, and consisted almost entirely of amortization expense related to intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,264	$1,216	$3,341	$3,322
Add back:
Depreciation and amortization	92	74	272	226
Interest and other expense, net	3	12	38	57
Income tax expense (benefit)	345	39	(649)	117
EBITDA	1,704	1,341	3,002	3,722

Management add back:
Stock based compensation	97	63	258	210
Adjusted EBITDA	$1,801	$1,404	$3,260	$3,932

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

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2020 and September 4, 2020, the Company issued 6,194 shares of common stock to certain accredited personnel pursuant to the exercise of stock options and 205,000 shares of common stock to Maxim Group LLC for services rendered, respectively. These securities were issued in reliance on the exemptions set forth in Rule 506(b) of Regulation D under the Securities Act of 1933 (the “Act”), as amended and Section 4(a)(2) of the Act, respectively.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1

Amended and Restated Articles of Incorporation (restated for filing purposes only) (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 9, 2020 (File No. 000-17973), and incorporated herein by reference).

3.2	Restated Bylaws, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020 (File No. 001-39471), and incorporated herein by reference).
4.1

Warrant Agreement by and between Heritage Global Inc. and Napier Park Industrial Asset Acquisition, LP, effective as of March 19, 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2019 (File No. 000-17973), and incorporated herein by reference).

10.1

Employment Agreement, dated September 17, 2020, by and between Global Heritage Inc. and Kirk Dove (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.2

Amendment to Stock Option Award, dated September 20, 2020, by and between Global Heritage Inc. and Kirk Dove (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

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

Heritage Global Inc.

Date: November 9, 2020	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)