Form 10-K
period 2020-12-31
Heritage Global Inc.
filed 2021-03-08
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File No. 001-39471

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $1.99 per share on June 30, 2020, as reported by the OTCQB, was approximately $40.1 million. As of March 1, 2021, there were 35,356,183 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2020 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

Item 1. Business.

Overview and History

Heritage Global Inc. is an asset services company specializing in financial and industrial asset transactions. We provide a full suite of services including market making, acquisitions, dispositions, valuations and secured lending. We focus on identifying, valuing, acquiring and monetizing underlying tangible and intangible assets across twenty-eight global sectors. We act as an adviser, as well as a principal, acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, accounts receivable portfolios, intellectual property, and entire business enterprises.

Our asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”). In addition to acquiring turnkey manufacturing facilities and used industrial machinery and equipment, HG LLC arranges traditional asset disposition sales, including liquidation and auction sales. In 2011, HG LLC acquired 100% of the business of Equity Partners HG LLC (“Equity Partners”), thereby expanding our operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for information regarding the separation of the Company and Ken Mann, Managing Director of Equity Partners at December 31, 2019.

In 2012, we increased our in-house asset liquidation expertise with our acquisition of 100% of the outstanding equity of Heritage Global Partners, Inc. (“HGP”), a global full-service auction, appraisal and asset advisory firm.

In 2014, we again expanded our asset liquidation operations with the acquisition of 100% of the outstanding equity of National Loan Exchange, Inc. (“NLEX”). NLEX is the largest volume broker of charged-off receivables in the United States and Canada, and its offerings include national, state and regional portfolios on behalf of many of the world’s top financial institutions. The NLEX acquisition is consistent with our strategy to expand and diversify the services provided by our asset liquidation business.

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

As a result of the events and acquisitions outlined above, management believes that our expanded platform will allow us to achieve our long term industry leadership goals.

Corporate Information

HGI was incorporated in Florida in 1983 under the name “MedCross, Inc.” Our name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. in 2013. The most recent name change more closely identifies HGI with its core industrial auction business, HGP.

Our corporate headquarters are located at 12625 High Bluff Drive, Suite 305, San Diego, CA 92130. Our telephone number is (858) 847-0656 and our corporate website is www.hginc.com.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2020.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware)(6)

	100%
	Equity Partners HG LLC (Delaware) (4)

(1)	Registrant.
(2)	Full service global auction, appraisal and asset advisory company.
(3)	Asset liquidation company that acquires and monetizes distressed and surplus assets.
(4)	Mergers and acquisitions (M&A) advisory firm specializing in financially distressed businesses and properties.
(5)	Broker of charged-off and nonperforming receivables.
(6)	Specialty financing solutions for charged-off and nonperforming asset portfolios.

COVID-19

The spread of the novel coronavirus (“COVID-19”) pandemic had a minor negative impact on our performance for the year ended December 31, 2020 due to evolving travel and work restrictions as well as a delay in the sale of certain assets.

Going forward, we do not believe COVID-19 and the recent developments surrounding the global pandemic will have material negative impacts on our financial performance, as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. We believe that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, we expect that the COVID-19 pandemic will have the following positive impacts on our business:

• continued increase in demand for HGP’s online auctions as a result of ongoing social distancing requirements in connection with the COVID-19 pandemic;

• increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;

• increased funding opportunities for HGC due to tightening underwriting standards at conventional lenders; and

• incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

However, positive expected impacts of the COVID-19 pandemic on our business could be offset, at least in part, by negative impacts on certain of our business units relying on travel and field work. Any continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

Employees

As of December 31, 2020, we had 46 total and full-time employees: 29 are employed by HGP, 14 by NLEX, and three by HGC.

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by our Industrial Assets division and the accounts receivable brokerage specialty financing services provided by our Financials Assets division, each of which is further described below. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

We believe that our business is positioned to grow in all economic cycles. As the economy encounters situations of recession, flattening yield curves and rising credit costs, the asset liquidation business may experience wider margins on principal asset sales, a favorable lending cycle for charged-off and nonperforming asset portfolios, higher volumes of nonperforming assets and building surplus inventories and bankruptcies. In times of economic growth, our asset liquidation business has demonstrated its ability to experience growth based on our competitive advantages in the industry, including our domain expertise related to deal sourcing and execution capabilities, our diversification of integrated service platforms and our experience across underserved markets. We intend to continue to leverage our competitive advantages to grow within each service line and across platforms through increasing synergies, maintaining high incremental margins, improving earnings predictability, strengthening financial metrics reflected on our balance sheet and managing expenses.

Our business strategy includes the option of partnering with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to our objective to be the leading resource for clients requiring financial and industrial asset solutions.

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

Strong Management Team.  We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove will continue his employment with us in an advisory capacity until December 31, 2024. Also during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets division provides liquidity to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks, the U.S. government, and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $150 billion face value of performing, nonperforming and charged-off assets. NLEX sales are concentrated in online, automotive, consumer credit card, student loan and real estate charge-offs. The typical credit we broker sells at a deep discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. NLEX is in the process of expanding into the FinTech and peer-to-peer lending sectors, where we believe NLEX has opportunity for significant growth. In addition, we plan to add post-sale initiatives, making our services more attractive to our customers as compared to our competitors. We expect that our income from secured lending will consist of upfront fees, interest income, monthly monitoring fees and backend profit share.

Our management team has decades of domain expertise with the ability to leverage extensive funding activity and widespread industry relationships. We believe we have the opportunity for growth through increased penetration of the underserved market of mid-tier buyers of charged-off receivables, providing more economic financing options and a greater variety of funding solutions to our customers.

Industrial Assets Division

Our Industrial Assets division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. The fees for our services typically range from 15–50%, depending on our role and the transaction. This division predominantly targets sellers of surplus or distressed “inside the building” assets. Our buyers consist of both end-users and dealers.

Our management team has decades of domain expertise with the ability to leverage extensive industry relationships and has access to a real-time database of actual sales data across 28 industrial sectors. We believe we have the opportunity for growth in our auction services through shifting toward higher-contribution principal deals and, assuming the acceleration of mergers and acquisitions in manufacturing industries continues, increased auction services for sales of surplus equipment. Further, we intend to increasingly leverage our Capital Asset Redeployment Enterprise (CARE) software package, which provides an internal asset redeployment management system for corporations. We believe we have the opportunity for growth in our valuation services through the addition of incremental bank-approved vendor lists, geographic expansion and through deeper penetration with our existing bank relationships.

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

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports. The SEC maintains an Internet site at http://www.sec.gov that contains the reports and information statements and other information we file electronically. Our website address is www.hginc.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after we electronically file or furnish such materials to the SEC. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 1A. Risk Factors.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are including the following cautionary statements identifying important factors that could significantly and adversely affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.  The risks and uncertainties described below should be considered carefully, and with all the other information contained in this Report, in evaluating the Company and its business. You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

Competition and Economic Risks

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

Our revenue and operating results are subject to fluctuation from quarter to quarter and from year to year due to the nature of the asset liquidation business, which involves discrete deals of varying size that are very difficult to predict. The timing of revenue recognition related to significant transactions can materially affect quarterly and annual operating results. Despite the accompanying variability of direct asset liquidation costs, quarterly fixed costs that are largely composed of salaries and benefits could exceed our gross profit. There can therefore be no assurance that we can sustain profitability on a quarterly or annual basis. The adverse effect of these issues could be increased due to concentration of our revenue, at times, with one or more major customers. This concentration of customers and revenue affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. An abrupt or unforeseen change in conditions in these industries could adversely affect demand for our services, which could negatively impact our results of operations.

Operational and Governmental Risks

We are subject to the risks associated with managing growth.

Since the establishment of our asset liquidation business in 2009, we have experienced significant growth including through acquisitive transactions and organic expansion. This growth requires an increased investment in personnel, systems and facilities. In the absence of continued revenue growth, our operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing stockholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

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

We are dependent upon key personnel.

Our operations are substantially dependent on the knowledge, skills and performance of several of our executive officers, particularly our Chief Executive Officer and President, President of Financial Assets and President of Industrial Assets. The loss of any of these officers could damage key relationships and result in the loss of essential information and expertise. As our operations expand, we will be required to hire additional employees and may face competition for them. Therefore, either the loss of the services of the above existing officers, or the inability to attract and retain appropriately skilled new employees, could have a material adverse effect upon our business and results of operations.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Capitalization and General Market Risks

We may require additional financing in the future, which may not be available, or may not be available on favorable terms.

We may need additional funds to finance the operations of our asset liquidation business, to make additional investments, to expand our specialty financing division, or to acquire complementary businesses or assets. We may be unable to generate these funds from our operations. If funds are not available, or not available on acceptable terms, we could experience a material adverse effect upon our business.

Provisions in our organizational documents and Florida or certain other state laws could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Provisions in our Articles of Incorporation, as amended (the “Articles”), and Restated Bylaws and anti-takeover provisions of the Florida Business Corporation Act (“FBCA”), could discourage, delay or prevent an unsolicited change in control of the Company, which could adversely affect the price of our common stock. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of the Board of Directors of the Company (the “Board”). Provisions in our Articles and Restated Bylaws that could delay or prevent an unsolicited change in control include:

• a staggered board of directors;

• limitations on persons authorized to call a special meeting of stockholders; and

• the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

The Company is a Florida corporation and is therefore subject to certain anti-takeover provisions that apply to public corporations under Florida law. Pursuant to Section 607.0901 of the FBCA, a publicly held Florida corporation may not engage in a broad range of extraordinary corporate transactions with an interested shareholder within three years of when the shareholder became an interested shareholder without the approval of the holders of two-thirds of the voting shares of the corporation (excluding shares held by the interested shareholder), unless, among other exceptions:

• the transaction is approved by a majority of disinterested directors;

• the interested shareholder has owned at least 80% of the corporation’s outstanding voting shares for at least three years preceding the announcement date of any such extraordinary corporate transaction;

• the interested shareholder is the beneficial owner of at least 90% of the outstanding voting shares of the corporation, exclusive of shares acquired directly from the corporation in a transaction not approved by a majority of the disinterested directors; or

• the consideration paid to the holders of the corporation’s voting stock is at least equal to certain fair price criteria.

Subject to certain exceptions, an interested shareholder is defined as a person who beneficially owns more than 15% of a corporation’s outstanding voting shares. Although permitted by the FBCA, we have not elected in our Articles to opt out of the terms of Section 607.0901. This statutory provision may prevent takeover attempts that might result in a premium over the market price for shares of our common stock.

Our Board of Directors may issue additional shares of preferred stock without stockholder approval.

Our Articles authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. Of the 10,000,000 shares of preferred stock authorized under our Articles, the Company has designated 20,000 shares as Series N Preferred Stock. There are 568 shares of Series N Preferred Stock issued and outstanding. Our Board is authorized to determine the rights and preferences of any additional series or class of preferred stock. Our Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that are senior to our shares of common stock or that could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of the Company.

We may conduct future offerings of our common stock and preferred stock that may diminish our investors’ pro rata ownership and depress our stock price.

Our Articles authorize us to issue shares of our preferred stock, common stock or securities convertible into common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, including at prices differing from the price of the common stock previously issued. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of additional preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

The market price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of all securities, including securities of companies like us. The market price of our common stock may be influenced by many factors, including:

• our operating and financial performance;

• variances in our quarterly financial results compared to expectations;

• the depth and liquidity of the market for our common stock;

• we have a relatively small base of registered shares of common stock that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

• future sales of common stock or debt or the perception that sales could occur;

• investor perception of our business and our prospects;

• developments relating to the occurrence of risks impacting our company, including any of the risk factors set forth herein; or

• general economic and stock market conditions.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in our industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2020 approximately 14% of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2020, we do not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 28.5% of our common stock as of March 1, 2021. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

There is a limited public trading market for our common stock. Our stock price could be extremely volatile and may decline substantially from the public offering price. As a result, you may not be able to resell your shares at or above the price you paid for them.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”) and has a limited public trading market in the United States. Without an active trading market, there can be no assurance regarding the liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects such as, among other things, announcements concerning us or our competitors, technological innovations, government regulations, and litigation concerning proprietary rights or other matters. Volatility in the market price of our common stock, as well as general economic, market or political conditions, may prevent a holder of our common stock from being able to sell their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. Holders of our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and a holder of our common stock could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors.

We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our common stock.

If we cease to be eligible to trade on Nasdaq, the following may occur:

• We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”

• The trading price of our common stock could suffer, including an increased spread between the “bid” and “asked” prices quoted by market makers.

• Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically. If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.

• We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

The financial reporting obligations of being a public company in the United States are expensive and time consuming and place significant additional demands on our management.

The obligations of being a public company in the United States place additional demands on our management and require significant expenditures, including costs resulting from public company reporting obligations under the Exchange Act; the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act; and the listing requirements for Nasdaq. Our management and other personnel devote a substantial amount of time to ensure that we comply with these requirements. Moreover, despite reforms made possible by the Jumpstart Our Business Startups Act of 2012 and the 2015 Fixing America’s Surface Transportation Act, the reporting requirements, rules, and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly if we were No longer to qualify as a smaller reporting company. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors also could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, particularly to serve on our Audit Committee and Compensation Committee, or as executive officers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are San Diego, CA and Burlingame, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. In connection with the Burlingame lease termination date, which will take effect on April 30, 2021, we have executed a new warehouse lease in Hayward, CA with an effective date of May 1, 2021. The Edwardsville office is leased from a related party, as discussed in Note 14 to our consolidated financial statements.

Item 3. Legal Proceedings.

We are involved in various legal matters arising out of our operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on our business and results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock, $0.01 par value per share, are quoted under the symbol “HGBL” on the Nasdaq Stock Market.

Holders

As of March 1, 2021, we had approximately 346 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2020, we do not have any preferred stock outstanding which has any preferential dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2020, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Heritage Global Inc. 2016 Stock Option Plan	2,071,850	$0.60	501,019

Equity compensation plans not approved by security holders:
2010 Non-Qualified Stock Option Plan	1,100,000	$0.57	150,000
Accredited Personnel Stock Option Plan	344,375	$0.96
Total	3,516,225	$0.63	651,019

(1)	For a description of the material terms of these plans, see Note 16 to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

In connection with an agreement entered on November 25, 2019, we issued 75,000 shares of our common stock to Maxim Group LLC for services rendered. We issued an additional 205,000 shares of our common stock to Maxim Group LLC on September 4, 2020 in connection with the same agreement. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

None.

Item 6. Selected Financial Data.

As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto, included in “Item 15. Exhibits and Financial Statement Schedules” of this Report. Our accounting policies have the potential to significantly impact our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Business Overview, Recent Developments and Outlook

Please see “Item 1. Business” of this Report for an overview of our business and recent developments. Please see “Item 1A. Risk Factors” of this Report for a discussion of the risk factors that may impact our current and future operations, and financial condition.

Equity Partners Separation

In September 2019, we entered into an Amendment (the “Mann Amendment”) to the Employment Agreement (the “Mann Employment Agreement”) for Kenneth Mann, a named executive officer of the Company and the Senior Managing Director of Equity Partners. Pursuant to the terms of the Mann Amendment, Mr. Mann continued his current employment with Equity Partners until December 31, 2019, after which time the Mann Employment Agreement and Mann Amendment terminated and Mr. Mann’s employment with Equity Partners ceased (the “Resignation Time”).

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

In accordance with the agreement, Mr. Mann agreed to pay, or to cause a buyer to pay, to Equity Partners a percentage of all revenue received with respect to each engagement for which we were engaged or retained as of December 31, 2019 but that was closed or completed following December 31, 2019, subject to certain exclusions. The percentage to be paid is determined by multiplying the revenue by the percentage of the engagement completed prior to December 31, 2019, as determined in good faith by Mr. Mann and a representative of Equity Partners on or before December 31, 2019. Equity Partners maintains a right to audit Mr. Mann’s and a buyer’s records for up to one year following the final payment for all such engagements.

We recorded a non-cash goodwill impairment charge on December 31, 2019 of $0.6 million as a result of this separation transaction.

Liquidity and Capital Resources

Liquidity

At December 31, 2020, we had working capital of $13.0 million, as compared to a working capital deficit of $2.4 million at December 31, 2019, an increase of $15.4 million.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We intend to use the net proceeds to provide additional funds for general corporate purposes, which may include, without limitation, the expansion of the businesses of HGC and HGP, working capital and growth capital.

Our current assets increased to $27.0 million at December 31, 2020 compared to $6.8 million at December 31, 2019. Within current assets, the most significant change was an approximate $20.7 million increase in cash, primarily as a result of proceeds from the sale of shares of common stock completed in October of 2020, cash distributions from equity method investments, and the result of timing of certain auctions held in the fourth quarter of 2020 that will be settled in the first quarter of 2021.

Our current liabilities increased to $14.0 million at December 31, 2020 as compared to $9.1 million at December 31, 2019. The most significant change was an increase of $5.5 million in accounts payable and accrued liabilities, primarily the result of timing of certain auction settlement liabilities, offset by a decrease of $0.4 million in third party debt.

We believe we can fund our operations and our debt service obligations during 2021 and beyond through a combination of cash flows from our on-going asset liquidation operations, proceeds from the sale of shares of common stock completed in October 2020, and accessing financing from our existing line of credit.

Our indebtedness consists of any amounts borrowed under our Credit Facility. On February 10, 2020, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit, which was subsequently amended on March 3, 2021. The Credit Facility matures on April 5, 2021 and replaces a secured promissory note, as amended, totaling $3.0 million. We are permitted to use the proceeds of the loan solely for our business operations. As of December 31, 2020, we had an outstanding balance of zero on the Credit Facility.

During 2020, our primary sources of cash were the operations of our asset liquidation business and proceeds from the sale of shares of common stock completed in October 2020.  Cash disbursements during 2020 consisted primarily of settlement of auction proceeds, lending activity under our new specialty finance unit of HGC, debt repayment, purchases of inventory and payment of operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2020 and 2019, we had stockholders’ equity of $29.9 million and $11.8 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments.  We expect to be able to finance our future operations through a combination of our asset liquidation business, our Credit Facility and securing additional debt financing if needed. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our lending activity under our specialty finance unit of HGC.  We believe that our current capital resources, including available borrowing capacity from our Credit Facility, are sufficient for these requirements.  In the event additional capital is needed, we believe we can obtain additional debt financing through either capital partners or a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2020 were $23.4 million compared to $2.7 million at December 31, 2019.

Cash provided by operating activities. Cash provided by operating activities was $9.1 million during 2020 as compared to cash provided by operating activities of $0.8 million during 2019. The approximate $8.3 million increase was primarily attributable to a net favorable change of $7.7 million in the operating assets and liabilities in 2020 compared to 2019, largely due to an increase in auction activity towards the end of 2020, plus a $0.6 million favorable change in the net income adjusted for noncash items.

The significant changes in operating assets and liabilities during 2020 as compared to 2019 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with such transactions are therefore subject to the same variability and can be different at the end of any given period.

Cash provided by (used in) investing activities. Cash provided by investing activities during 2020 was $4.5 million, as compared to cash used in investing activities of $1.2 million during 2019. The approximate $5.7 million change was primarily attributable to an increase in cash distributions from our equity method investments of $3.0 million, as compared to distributions in 2019, and cash received on transfer of notes receivable to partners of $5.0 million related to our specialty financing division. The increase was offset by an increase of lending activity in our specialty financing division in 2020 of approximately $2.5 million.

Cash provided by (used in) financing activities. Cash provided by financing activities was $7.0 million during 2020, as compared to cash used in financing activities of $1.2 million during 2019. The 2020 activity consisted primarily of a $5.6 million draw and repayment on our Credit Facility, $0.4 million of repayments on third party debt, and $7.5 million in net proceeds from the sale of shares of common stock completed in October 2020. The 2019 activity consisted primarily of a $1.3 million draw offset by $2.1 million of repayments on our 2018 Credit Facility, and $0.3 million of repayments on third party debt.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations for 2020 and 2019 (in thousands).

	Year ended December 31,
	2020	2019
Revenues:
Services revenue	$21,806	$20,100
Asset sales	4,377	6,068
Total revenues	26,183	26,168
Operating costs and expenses:
Cost of services revenue	6,320	3,374
Cost of asset sales	2,789	4,365
Selling, general and administrative	14,449	15,874
Depreciation and amortization	362	305
Impairment of goodwill	—	573
Total operating costs and expenses	23,920	24,491
Earnings of equity method investments	3,796	1,373
Operating income	6,059	3,050
Interest and other expense, net	(45)	(64)
Income before income tax benefit	6,014	2,986
Income tax benefit	(3,644)	(913)
Net income	$9,658	$3,899

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

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily on differentiated revenue streams for services offered. The Company’s reportable segments consist of the Industrial Asset Division and Financial Assets Division. Our Industrial Assets division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. Our Financial Assets division provides liquidity to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

The Company evaluates the performance of its reportable segments based primarily on net operating income. Further, the Company does not utilize segmented asset information to evaluate the performance of its reportable segments and does not include intercompany transfers between segments for management reporting purposes.

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Year Ended December 31,
	2020	2019
Industrial Assets Division:
Net operating income	$5,764	$2,834

Financial Assets Division:
Net operating income	$2,637	$3,337

Corporate and Other:
Net operating income	$(2,342)	$(3,121)

Consolidated:
Net operating income	$6,059	$3,050

2020 Compared to 2019

Revenues and cost of revenues – Revenues were $26.2 million in both 2020 and 2019 and costs of services revenue and asset sales were $9.1 million in 2020 compared to $7.7 million in 2019. The gross profits were therefore $17.1 million in 2020 compared to $18.4 million in 2019, a decrease of approximately $1.3 million or approximately 7%. The decreased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $14.4 million in 2020 as compared to $15.9 million in 2019, a decrease of $1.4 million or 9%. Expenses decreased overall primarily due to the elimination of Equity Partners compensation costs as the Equity Partners team separated from the Company at December 31, 2019.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year ended December 31,
	2020	2019	% change
Compensation:
HGP	$4,987	$4,652	7%
NLEX	3,571	4,151	-14%
Equity Partners	—	1,621	-100%
HGI	1,119	677	65%
HGC	442	147	201%
Stock-based compensation	353	283	25%

Consulting	286	228	25%
Board of Directors fees	258	258	0%
Accounting, tax and legal professional fees	802	749	7%
Insurance	453	361	25%
Occupancy	886	860	3%
Travel and entertainment	277	772	-64%
Advertising and promotion	444	609	-27%
Information technology support	288	290	-1%
Other	283	216	31%
Total selling, general and administrative expense	$14,449	$15,874	-9%

Depreciation and amortization expense – Depreciation and amortization expense was $0.4 million in 2020 and $0.3 million in 2019, and consisted almost entirely of amortization expense related to intangible assets.  In both years the depreciation of property and equipment was not material.

Impairment of goodwill – We recorded an impairment charge of $0.6 million to reduce the carrying value of goodwill in connection with the Equity Partners separation transaction at the end of 2019. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for more information.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2020 and 2019.

Key Performance Indicators

We monitor a number of financial and non-financial measures on a regular basis in order to track our underlying operational performance and trends. Other than the operating income of our liquidation business (a GAAP financial measure as shown in our consolidated income statements), which we believe is the most important measure of our operational performance and trends, we believe that EBITDA and Adjusted EBITDA (non-GAAP financial measures) are key performance indicators (“KPIs”) for our business. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

We prepared our audited consolidated financial statements in accordance with GAAP. We define EBITDA as net income plus depreciation and amortization, interest and other expense, and provision for income taxes. Adjusted EBITDA reflects EBITDA adjusted further to eliminate the effects of stock-based compensation and impairment of goodwill. Management uses EBITDA and Adjusted EBITDA in assessing the Company’s results, evaluating the Company’s performance and in reaching operating and strategic decisions. Management believes that the presentation of EBITDA and Adjusted EBITDA, when considered together with our GAAP financial statements and the reconciliation to the most directly comparable GAAP financial measure, is useful in providing investors a more complete understanding of the factors and trends affecting the underlying performance of the Company on a historical and ongoing basis. Our use of EBITDA and Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information below, which reconciles our GAAP reported net income to EBITDA and Adjusted EBITDA for the periods presented (in thousands).

	Year ended December 31,
	2020	2019
Net income	$9,658	$3,899
Add back:
Depreciation and amortization	362	305
Interest and other expense, net	45	64
Income tax benefit	(3,644)	(913)
EBITDA	6,421	3,355

Management add back:
Stock based compensation	353	283
Impairment of goodwill	—	573
Adjusted EBITDA	$6,774	$4,211

Recently adopted accounting pronouncements

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

Revenue recognition

In 2018, we adopted the accounting standard FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method.

Services revenue generally consists of commissions and fees from providing auction services, appraisals, brokering of sales transactions, secured lending and providing merger and acquisition advisory services. Asset sales revenue generally consists of proceeds obtained through sales of purchased assets. Revenue is recognized for both services revenue and asset sales revenue based on the ASC 606 standard recognition model, which consists of the following: (1) an agreement exists between two or more parties that creates enforceable rights and obligations, (2) the performance obligations are clearly identified, (3) the transaction price has been determined, (4) the transaction price has been properly allocated to each performance obligation, and (5) the entity satisfies a performance obligation by transferring a promised good or service to a customer for each of the entities.

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2020), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2020, the deferred revenue balance was $17,000. We record receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

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

The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the amount of backend profit share which will be realized, and the lack of historical precedence as we started in this business in 2019.

During 2020 and 2019, the Company generated revenues specific to one customer representing 10% and 14% of total revenues for the respective periods.

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

Accounts receivable

Our accounts receivable primarily relate to the operations of our asset liquidation business. They generally consist of three major categories:  fees, commissions and retainers relating to appraisals and auctions, receivables from asset sales, and receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 10 to our consolidated financial statements for more detail regarding our accounts receivable.

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

As of December 31, 2020, we have not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, we perform a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

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

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. Transactions in which our ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 2 and Note 5 to our consolidated financial statements for further detail.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, we monitor events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  We assess whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of our identifiable intangible assets at December 31, 2020 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 9 to our consolidated financial statements. No impairment charges were necessary during 2020.

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

All of our goodwill relates to our acquisitions of HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 9 to our consolidated financial statements. As a result of the Equity Partners separation transaction at the end of 2019, we recorded an impairment charge of $0.6 million to reduce the carrying value of goodwill related to the acquisition of Equity Partners in 2011. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Partners Separation” for more information.

Future impairment of our intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond our control. The most significant items that could impact our business and result in an impairment charge are outlined in “Item 1A. Risk Factors” of this Report.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the value of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards. In 2019 and 2020 we recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $0.4 million and $4.4 million, respectively, as we believe that it is more likely than not that some of our net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 13 to our consolidated financial statements.

Liabilities and contingencies

We are involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case by case basis, we evaluate the likelihood of possible outcomes for these contingent matters. Based on this evaluation, we determine whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, we accrue the estimated loss in the current period. Refer to Note 15 to our consolidated financial statements for further detail.

Stock-based compensation

Our stock-based compensation is primarily in the form of options to purchase common shares. The fair value of stock options is calculated using the Black-Scholes option pricing model.  The determination of the fair value of our stock options is based on a variety of factors including, but not limited to, the price of our common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior.  The fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of our stock-based compensation plans do not require that we settle any options by transferring cash or other assets, and therefore we classify the option awards as equity. See Note 16 to our consolidated financial statements for further discussion of our stock-based compensation.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2020 and 2019, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Nominees for Election” and “Election of Directors” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2021 Annual Meeting of Stockholders with respect to our directors and is set forth in Item 1 of Part I of this Report with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Corporate Governance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics

HGI has adopted a code of ethics that applies to our employees, including its principal executive, financial and accounting officers or persons performing similar functions. The HGI Code of Conduct (the “Code”) can be found on our website at http://www. hginc.com/governance-documents/, or a copy of the Code can be requested, free of charge, by writing to the following address: Heritage Global Inc., 12625 High Bluff Drive, Suite 305, San Diego, California 92130, Attention: Investor Relations. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to our principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy materials to be filed in connection with our 2021 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

3.2	Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-39471) filed on September 30, 2020).

4.1

Warrant Agreement by and between Heritage Global Inc. and Napier Park Industrial Asset Acquisition, LP effective as of March 19, 2019 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 25, 2019 (File No. 000-17973), and incorporated herein by reference).

4.2	Description of Securities.

10.1*	2003 Stock Option and Appreciation Rights Plan (filed as Appendix E to the Company’s Definitive Proxy Statement filed on October 31, 2003 (File No. 000-17973), and incorporated herein by reference).

10.2*	2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 000-17973), and incorporated herein by reference).

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

10.9

Promissory Note by and between Heritage Global Inc. and Harvey Frisch, effective as of June 19, 2014 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

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

10.25

Amendment to Employment Agreement by and between Equity Partners HG LLC f/k/a Equity Partners CRB, LLC and Kenneth Mann, effective as of September 13, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019 (File No. 000-17973), and incorporated herein by reference).

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

10.29*

Employment Agreement, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 17, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.30*

Amendment to Stock Option Award, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 20, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

21	List of subsidiaries.

23.1	Consent of Baker Tilly US, LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(c) Financial Statement Schedules

The following Schedules are included in our Financial Statements:

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 8, 2021	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott A. West
Scott A. West, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2021
Ross Dove

/s/ Michael Hexner	Director	March 8, 2021
Michael Hexner

/s/ J. Brendan Ryan	Director	March 8, 2021
J. Brendan Ryan

/s/ Barbara Sinsley	Director	March 8, 2021
Barbara Sinsley

/s/ Kelly Sharpe	Director	March 8, 2021
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	March 8, 2021
Samuel L. Shimer

INDEX OF FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

DEFERRED TAX ASSETS

Critical Audit Matter Description

As described in Notes 2 and 13 to the consolidated financial statements, the Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

We identified the deferred tax assets as a critical audit matter due to the valuation allowance assessment which represents a significant estimate with a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

• Obtained an understanding of management’s estimate regarding the valuation allowance including the method/assumptions/data used to develop the estimate by reviewing management prepared memo.

• Reviewed the qualification and objectivity of the Company’s outside consultant who assisted in management’s determination of the valuation allowance.

• Examined the underlying data used in determining the valuation allowance, including historical financial data and future financial projections for reasonableness.

• Reviewed tax position and other disclosures related to the tax provision.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 8, 2021

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$23,385	$2,728
Accounts receivable	1,496	1,859
Current portion of notes receivable, net	1,338	1,295
Inventory – equipment	235	104
Other current assets	498	784
Total current assets	26,952	6,770
Non-current portion of notes receivable, net	748	1,366
Equity method investments	2,402	2,516
Right-of-use asset	963	1,483
Property and equipment, net	130	221
Intangible assets, net	3,123	3,392
Goodwill	5,585	5,585
Deferred tax assets	4,402	372
Other assets	250	212
Total assets	$44,555	$21,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,609	$8,113
Current portion of third party debt	—	438
Lease liabilities	380	577
Total current liabilities	13,989	9,128
Non-current portion of lease liabilities	623	942
Total liabilities	14,612	10,070

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 568 Series N shares at December 31, 2020 and December 31, 2019	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 35,281,183 shares at December 31, 2020 and 29,339,101 shares at December 31, 2019	353	293
Additional paid-in capital	293,400	285,099
Accumulated deficit	(263,816)	(273,474)
Accumulated other comprehensive loss	—	(77)
Total stockholders’ equity	29,943	11,847
Total liabilities and stockholders’ equity	$44,555	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenues:
Services revenue	$21,806	$20,100
Asset sales	4,377	6,068
Total revenues	26,183	26,168

Operating costs and expenses:
Cost of services revenue	6,320	3,374
Cost of asset sales	2,789	4,365
Selling, general and administrative	14,449	15,874
Depreciation and amortization	362	305
Impairment of goodwill	—	573
Total operating costs and expenses	23,920	24,491
Earnings of equity method investments	3,796	1,373
Operating income	6,059	3,050
Interest and other expense, net	(45)	(64)
Income before income tax benefit	6,014	2,986
Income tax benefit	(3,644)	(913)
Net income	$9,658	$3,899

Weighted average common shares outstanding – basic	30,200,053	28,662,297
Weighted average common shares outstanding – diluted	32,708,235	29,271,375
Net income per share – basic	$0.32	$0.14
Net income per share – diluted	$0.30	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2018	569	$6	29,253,278	$293	$284,751	$(277,373)	$(77)	$7,600
Issuance of common stock from stock option awards	—	—	10,783	—	—	—	—	—
Issuance of common stock for services rendered	—	—	75,000	—	65	—	—	65
Issuance of common stock due to conversion of Series N Preferred stock	(1)	—	40	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	283	—	—	283
Net income	—	—	—	—	—	3,899	—	3,899
Balance at December 31, 2019	568	6	29,339,101	293	285,099	(273,474)	(77)	11,847
Issuance of common stock from stock option awards	—	—	274,582	4	(107)	—	—	(103)
Issuance of common stock for services rendered	—	—	205,000	2	568	—	—	570
Issuance of common stock in public offering, net	—	—	5,462,500	54	7,487	—	—	7,541
Stock-based compensation expense	—	—	—	—	353	—	—	353
Net income	—	—	—	—	—	9,658	—	9,658
Foreign currency translation adjustments	—	—	—	—	—	—	77	77
Balance at December 31, 2020	568	$6	35,281,183	$353	$293,400	$(263,816)	$—	$29,943

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2020	2019
Cash flows provided by operating activities:
Net income	$9,658	$3,899
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	(30)	—
Earnings of equity method investments	(3,796)	(1,373)
Noncash lease expense	520	(262)
Impairment of goodwill	—	573
Depreciation and amortization	362	305
Deferred taxes	(4,030)	(956)
Stock-based compensation expense	353	283
Non-cash expense related to foreign operations	77	—
Changes in operating assets and liabilities:
Accounts receivable	363	(1,459)
Inventory – equipment	(131)	2,301
Other assets	818	(100)
Accounts payable and accrued liabilities	5,500	(2,652)
Lease liabilities	(516)	235
Net cash provided by operating activities	9,148	794

Cash flows provided by (used in) investing activities:
Investment in notes receivable	(6,081)	(2,827)
Payments received on notes receivable	1,736	166
Cash received on transfer of notes receivable to partners	4,950	—
Investment in equity method investments	(1,428)	(604)
Cash distributions from equity method investments	5,338	2,225
Purchase of property and equipment	(7)	(116)
Net cash provided by (used in) investing activities	4,508	(1,156)

Cash flows provided by (used in) financing activities:
Proceeds from debt payable to third parties	5,625	1,250
Repayment of debt payable to third parties	(6,063)	(2,428)
Proceeds from issuance of common stock in public offering, net	7,541	—
Proceeds from issuance of common stock from stock option awards	66	—
Payments of tax withholdings related to cashless exercises of stock option awards	(168)	—
Net cash provided by (used in) financing activities	7,001	(1,178)
Net increase (decrease) in cash and cash equivalents	20,657	(1,540)
Cash and cash equivalents at beginning of year	2,728	4,268
Cash and cash equivalents at end of year	$23,385	$2,728

Supplemental cash flow information:
Cash paid for income taxes	$143	$290
Cash paid for interest	43	74
Issuance of common stock for services rendered	570	65

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

The Company began its asset liquidation operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of Equity Partners, HGP and NLEX in 2011, 2012 and 2014, respectively, and the creation of HGC in 2019. As a result, HGI is positioned to provide an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of the Industrial Assets Division and Financial Assets Division.

COVID-19

The spread of the novel coronavirus (“COVID-19”) pandemic had a minor negative impact on the Company’s performance for the year ended December 31, 2020 due to evolving travel and work restrictions as well as a delay in the sale of certain assets.

Going forward, the Company does not believe COVID-19 and the recent developments surrounding the global pandemic will have material negative impacts on the Company’s financial performance, as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. The Company believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, the Company expects that the COVID-19 pandemic will have the following positive impacts:

• continued increase in demand for HGP’s online auctions as a result of ongoing social distancing requirements in connection with the COVID-19 pandemic;

• increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;

• increased funding opportunities for HGC due to tightening underwriting standards at conventional lenders; and

• incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

However, positive expected impacts of the COVID-19 pandemic on the Company’s business could be offset, at least in part, by negative impacts on certain business units relying on travel and field work. Any continuation of travel and work restrictions may result in decreased revenues depending on the scope and duration of such restrictions.

Public Offering

On October 6, 2020, the Company completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of its common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from the Company. The Company received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We intend to use the net proceeds to provide additional funds for general corporate purposes, which may include, without limitation, the expansion of the businesses of HGC and HGP, working capital and growth capital.

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

Significant estimates include the assessment of collectability of revenue recognized and the valuation of accounts receivable and notes receivable, inventory, investments, goodwill and intangible assets, liabilities, deferred income tax assets and liabilities including projecting future years’ taxable income, and stock-based compensation. These estimates have the potential to significantly impact our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

Accounts receivable

The Company’s accounts receivable primarily relate to the operations of its asset liquidation business. They generally consist of three major categories: (1) fees, commissions and retainers relating to appraisals and auctions, (2) receivables from asset sales, and (3) receivables from Joint Venture partners. The initial value of an account receivable corresponds to the fair value of the underlying goods or services. To date, a majority of the receivables have been classified as current and, due to their short-term nature, any decline in fair value would be due to issues involving collectability. At each financial statement date the collectability of each outstanding account receivable is evaluated, and an allowance is recorded if the book value exceeds the amount that is deemed collectable. See Note 10 for more detail regarding the Company’s accounts receivable.

Notes receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off and nonperforming receivable portfolios, which is considered the only loan category or segment to be reported under the applicable accounting guidance. These loans are measured at historical costs and reported at their outstanding principal balances net of any unamortized deferred fees and costs on originated loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans.

As of December 31, 2020, the Company has not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

Inventory

The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. All inventory is recorded at the lower of cost or net realizable value.

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle.  However, these investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship.  See Note 2 and Note 5 for further detail.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2020 and 2019, the carrying values of the Company’s cash, accounts receivable, other assets, accounts payable and accrued liabilities approximate fair value given the short term nature of these instruments.  The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. At December 31, 2020 and 2019, the Company had no material financial instruments requiring fair value measurement.

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

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired.  The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2020 have been acquired as part of the acquisitions of HGP in 2012 and NLEX in 2014, and are discussed in more detail in Note 9. No impairment charges were necessary during 2020.

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

All of the Company’s goodwill relates to its acquisitions of HGP in 2012 and NLEX in 2014, and is discussed in more detail in Note 9. As a result of the Equity Partners separation transaction at the end of 2019, the Company recorded an impairment charge of $0.6 million to reduce the carrying value of goodwill related to the acquisition of Equity Partners in 2011.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets.  In 2019 and 2020 the Company recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $0.4 million and $4.4 million, respectively, as it is more likely than not that some of our net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 13.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be reasonably estimated, the Company accounts for the estimated loss in the current period. See Note 15 for further discussion.

Revenue recognition

In 2018, the Company adopted the accounting standard FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method.

Services revenue generally consists of commissions and fees from providing auction services, appraisals, brokering of sales transactions, secured lending and providing merger and acquisition advisory services. Asset sales revenue generally consists of proceeds obtained through sales of purchased assets. Revenue is recognized for both services revenue and asset sales revenue based on the ASC 606 standard recognition model, which consists of the following: (1) an agreement exists between two or more parties that creates enforceable rights and obligations, (2) the performance obligations are clearly identified, (3) the transaction price has been determined, (4) the transaction price has been properly allocated to each performance obligation, and (5) the entity satisfies a performance obligation by transferring a promised good or service to a customer for each of the entities.

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2020), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2020, the deferred revenue balance was approximately $17,000. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

During 2020 and 2019, the Company generated revenues specific to one customer representing 10% and 14% of total revenues for the respective periods.

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

Advertising

The Company expenses advertising costs in the period in which they are incurred.  Advertising and promotion expense included in selling, general and administrative expense for the years ended December 31, 2020 and 2019, was $0.4 million and $0.6 million, respectively.

Recently adopted accounting pronouncements

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off and nonperforming receivable portfolios which resulted in a total outstanding principal balance of approximately $2.1 million, net of unamortized deferred fees and costs on originated loans. The activity during 2020 includes the issuance of additional notes of approximately $6.1 million, principal payments made by borrowers of approximately $1.7 million, and the transfer of notes to partners as detailed below.

In March 2020, the Company closed a $6.0 million receivables purchasing agreement with a partner, an alternative asset manager focused on asset-based lending transactions, for the purpose of funding a portion of loans to debt purchasing clients. In March 2020, approximately $1.0 million of the notes receivable balance for certain loans was transferred to the partner.

Additionally, in March 2020 HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In March 2020, approximately $3.0 million of the notes receivable balance for certain loans was transferred into the joint venture. In May 2020, an additional $1.0 million of the notes receivable balance for certain loans was transferred into the joint venture. Refer to Note 5 for further information.

As of December 31, 2020, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

The Company’s total gross loan amount as shown in the table below represents all loans funded, either solely by HGC or in partnership with our two senior lenders. The HGC share of loan amount represents the Company’s portion of the total gross loan amount. The table below shows the Company’s lending activity during 2020 and 2019:

	2020		2019
	Total Gross Loan Amount	HGC Share of Loan Amount	Total Gross Loan Amount	HGC Share of Loan Amount
Notes receivable outstanding, beginning of year	$2,661	$2,661	$—	$—
Loan originations:
HGC funded loans	5,781	5,781	2,851	2,851
Loans funded with senior lender #1	1,201	300	—	—
Loans funded within joint ventures with senior lender #2	3,843	663	—	—
Total loan originations	10,825	6,744	2,851	2,851
Transfer of notes to/from senior lenders:
HGC funded loans	(5,340)	(5,340)	—	—
Loans funded with senior lender #1	1,317	329	—	—
Loans funded within joint ventures with senior lender #2	4,023	762	—	—
Total transfer of notes to/from senior lenders:	—	(4,249)	—	—
Principal repayments:
HGC funded loans	(1,022)	(1,022)	(166)	(166)
Loans funded with senior lender #1	(2,517)	(629)	—	—
Loans funded within joint ventures with senior lender #2	(7,868)	(1,426)	—	—
Total principal payments	(11,407)	(3,077)	(166)	(166)
Deferred financing fees and costs, net	7	7	(24)	(24)
Notes receivable outstanding, end of year	$2,086	$2,086	$2,661	$2,661

Current portion of notes receivable, net		$1,338		$1,295
Non-current portion of notes receivable, net		748		1,366
Notes receivable, net, end of year		$2,086		$2,661

Note 4 – Lessor Arrangement

In June 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, which was finalized in the fourth quarter of 2018. The lessee is obligated to make monthly lease payments over a ten year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The purchase option for both the real estate and machinery and equipment can be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million; of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments has been recognized as revenue and a lease receivable as of the effective date.

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

Note 5 – Equity Method Investments

In November 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a Joint Venture. The Company’s share of the Joint Venture is 25%. In March 2019, Oak Grove Asset Acquisitions LP was formed for the execution of auction deals with Napier Park, of which the Company holds a 50% share. In March 2020 HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. The table below details the Company’s Joint Venture revenues and earnings during 2020 and 2019 (in thousands):

	2020	2019
Revenues:
Oak Grove Asset Acquisitions LP	$1,129	$522
CPFH LLC	15,538	$10,985
HGC Funding I LLC and Origination I LLC	761	—
Total Revenues	$17,428	$11,507

Operating income:
Oak Grove Asset Acquisitions LP	$237	$151
CPFH LLC	13,930	5,046
HGC Funding I LLC and Origination I LLC	689	—
Total operating income	$14,856	$5,197

The table below details the summarized components of assets and liabilities, as at December 31, 2020 and 2019, of the Company’s Joint Ventures at those dates (in thousands):

	2020	2019
Assets:
Oak Grove Asset Acquisitions LP	$—	$1,602
CPFH LLC	10,791	20,016
HGC Funding I LLC and Origination I LLC	—	—
Total assets	$10,791	$21,618

Liabilities:
Oak Grove Asset Acquisitions LP	$1	$797
CPFH LLC	5,374	10,245
HGC Funding I LLC and Origination I LLC	—	—
Total liabilities	$5,375	$11,042

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

The table below shows the calculation of the shares used in computing diluted EPS:

	For the Year Ended December 31,
Weighted Average Shares Calculation:	2020	2019
Basic weighted average shares outstanding	30,200,053	28,662,297
Treasury stock effect of common stock options and restricted stock awards	2,508,182	609,078
Diluted weighted average common shares outstanding	32,708,235	29,271,375

For 2020 and 2019 there were potential common shares totaling approximately 0.1 million and 0.7 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 7 – Leases

The Company leases office and warehouse space primarily in three locations: Del Mar, CA; Burlingame, CA; and Edwardsville, IL. In connection with the Burlingame lease termination, which will take effect on April 30, 2021, we have executed a new warehouse lease in Hayward, CA with an effective date of May 1, 2021. As each contract does not meet any of the four criteria of ASC 842 for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease. The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	December 31,	December 31,
Right-of-use assets:	2020	2019
Del Mar, CA	$613	$745
Burlingame, CA	99	392
Edwardsville, IL	251	346
	$963	$1,483

	December 31,	December 31,
Lease liabilities:	2020	2019
Del Mar, CA	$641	$745
Burlingame, CA	109	429
Edwardsville, IL	253	345
	$1,003	$1,519

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. For 2020 and 2019, lease expense was approximately $0.6 and $0.5 million, respectively. Undiscounted future minimum lease commitments as of December 31, 2020 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2021	$385
2022	278
2023	218
2024	176
2025	30
Total undiscounted future minimum lease payments	1,087
Less: imputed interest	84
Present value of lease liabilities	$1,003

Note 8 – Property and Equipment, net

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2020	December 31, 2019
Furniture, fixtures and office equipment	$203	$214
Software and technology assets	340	333
	543	547
Accumulated depreciation	(413)	(326)
Property and equipment, net	$130	$221

Depreciation expense related to property and equipment was $94,000 and $70,000 for the years ended December 31, 2020 and 2019, respectively.

Note 9 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2020 and 2019 are shown below (in thousands except for lives):

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2019	Amortization	Carrying Value December 31, 2020
Customer Network (HGP)	12	2.0	$92	$(30)	$62
Trade Name (HGP)	14	4.0	642	(129)	513
Customer Relationships (NLEX)	7.6	1.0	221	(110)	111
Total			955	(269)	686

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$3,392	$(269)	$3,123

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2018	Amortization	Carrying Value December 31, 2019
Customer Network (HGP)	12	3.0	$114	$(22)	$92
Trade Name (HGP)	14	5.0	746	(104)	642
Customer Relationships (NLEX)	7.6	2.0	330	(109)	221
Total			1,190	(235)	955

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$3,627	$(235)	$3,392

Amortization expense during each of 2020 and 2019 was $0.3 million and $0.2 million, respectively.  No significant residual value is estimated for these intangible assets.

The Company performed its annual impairment test for the year ended December 31, 2020, in the fourth quarter, and determined that no impairment charges were necessary.

The estimated amortization expense during future years is shown below (in thousands):

Year	Amount
2021	$270
2022	159
2023	129
2024	128
Total	$686

Goodwill

As part of its acquisitions, the Company recognized goodwill of $4.7 million related to HGP in 2012 and $3.5 million related to NLEX in 2014.

Goodwill consisted of the following at December 31, 2020 and 2019 (in thousands):

Acquisition	December 31, 2020	December 31, 2019
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$5,585

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

The Company performed its annual impairment test for the year ended December 31, 2020, in the fourth quarter, and determined that no additional impairment charges were necessary.

Note 10 – Accounts Receivable and Accounts Payable

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

The Company recorded no allowance for doubtful accounts as of December 31, 2020 and 2019.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Due to auction clients	$8,026	$2,776
Remuneration and benefits	2,498	2,484
Due to Joint Venture partners	1,349	2,067
Sales and other taxes	831	113
Accrued asset liquidation expenses	346	212
Accounting, auditing and tax consulting	166	187
Other	393	274
Total accounts payable and accrued liabilities	$13,609	$8,113

Note 11 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31,	December 31,
	2020	2019
Third party debt:
Current portion	$—	$438
Total third party debt	$—	$438

In September 2018, Heritage Global Inc. entered into a secured promissory note and business loan agreement (the “2018 Credit Facility”) with First Choice Bank, for a $1.5 million revolving line of credit. The 2018 Credit Facility had an initial maturity date of October 5, 2019 and replaced the Line of Credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2018 Credit Facility accrues interest at a variable rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.25% per annum, with a minimum interest charge of $100.00 per month.

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

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The Credit Facility matures on April 5, 2021, which was subsequently amended on March 3, 2021, and replaced the 2018 Credit facility, as amended. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company will pay interest on the Credit Facility in regular monthly payments, beginning on March 5, 2020. The Company may prepay the Credit Facility without penalty. The Company is the borrower under the Credit Facility. The Credit Facility is secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the year ended December 31, 2020, the Company drew on the line of credit for a total of $5.6 million and made repayments of principal totaling $5.6 million resulting in a zero balance as of December 31, 2020.

In January 2018, HG LLC, a wholly owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a Promissory Note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a Guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, and any remaining outstanding balance hereunder shall be due and payable in full on January 30, 2021. As of December 31, 2017, we accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. The Note was recorded as of December 31, 2017 as this was determined to be a recognized subsequent event pursuant to ASC 855, Subsequent Events. Upon the occurrence of any Event of Default (as defined below), in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or HGI repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of HGI under the Guaranty is limited or terminated by operation of law or by HGI, or (e) HG LLC or HGI are insolvent or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or take any action to authorize such proceeding. During 2020 the Company made the remaining scheduled payments on the Note totaling $455,000 resulting in a zero balance on the Note as of December 31, 2020.

Note 12 – Commitments and Contingencies

In the normal course of its business, HGI may be subject to contingent liabilities with respect to assets sold either directly or through Joint Ventures. As of December 31, 2018, in connection to a purchase with partners of a pharmaceutical campus in Huntsville, Alabama, the Company had a contractual obligation to make remaining guaranteed distribution payments to a partner totaling approximately $3.8 million by no later than May 26, 2020. The Company made all guaranteed distribution payments by May 2020.

At December 31, 2020 HGI does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 13 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses.  At December 31, 2019 and 2020, the Company recorded a reduction to the valuation allowance based on the potential utilization of net operating loss carryforwards in future periods.  The following table summarizes the change in the valuation allowance during 2019 and 2020 (in thousands):

Balance at December 31, 2018	$28,933
Change during 2019	(11,294)
Balance at December 31, 2019	17,639
Change during 2020	(4,542)
Balance at December 31, 2020	$13,097

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, and due primarily to the performance of the Company, management determined that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred taxes of $5.1 million are realizable. The Company therefore reduced the valuation allowance accordingly.

At December 31, 2020 the Company has aggregate tax net operating loss carry forwards of approximately $77.6 million ($61.6 million of unrestricted net operating tax losses and approximately $16.0 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2037.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ending December 31 (in thousands):

	2020	2019
Expected federal statutory tax expense	$1,263	$625
Increase (reduction) in taxes resulting from:
State income taxes recoverable	388	258
Non-deductible expenses (permanent differences)	(193)	(15)
Change in valuation allowance	(4,542)	(11,294)
Tax rate changes	(599)	9,522
Other	39	(9)
Income tax benefit	$(3,644)	$(913)

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The 2017 through 2019 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the net deferred tax assets as of December 31, 2020 and 2019 are as follows in (thousands):

	2020	2019
Net operating loss carry forwards	$17,623	$18,535
Stock based compensation	1,007	921
Trade names and customer relationships	(805)	(876)
Equity method investments	(478)	(497)
Other	152	(72)
Gross deferred tax assets	17,499	18,011
Less: valuation allowance	(13,097)	(17,639)
Deferred tax assets, net of valuation allowance	$4,402	$372

As a result of the acquisition of NLEX in 2014, and the recognition of an indefinite-lived intangible asset in the amount of $2.4 million related to the NLEX trade name, the Company is required to record a non-current deferred tax liability in the amount of $0.6 million.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. There have been no significant impacts to the Corporation's provision for income taxes in 2020 as a result of the CARES Act legislation.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2020, the unrecognized tax benefit has been determined to be $4.4 million.

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

Note 14 – Related Party Transactions

Pursuant to an agreement reached between our CEO and President Mr. Ross Dove and board member Mr. Emmett DeMoss, and further approved by the remaining board members, one-half of Mr. Dove’s 2019 bonus was paid to Mr. Dove and the other half was paid directly to Mr. Emmett DeMoss from the Company in consideration of Mr. DeMoss’ ongoing strategic consulting services.

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party was approximately $110,000 and $108,000 for the years ended December 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the consolidated income statement.  All of the payments in both 2020 and 2019 were made to David Ludwig.

Note 15 – Legal Proceedings

The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 16 – Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 300,000,000 common shares with a par value of $0.01 per share and 10,000,000 preferred shares with a par value of $10.00 per share.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We intend to use the net proceeds to provide additional funds for general corporate purposes, which may include, without limitation, the expansion of the businesses of HGC and HGP, working capital and growth capital.

During 2019 and 2020 the Company issued 10,783 and 274,582 shares of common stock, respectively, pursuant to the exercise of stock options. In connection with an agreement entered on November 25, 2019, the Company issued 75,000 common shares to Maxim Group LLC for services rendered during 2019 and 205,000 common shares for services rendered during 2020. As further described below, the Company issued a total of 600,000 shares of restricted stock during 2018.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share.  The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2019, one share of the Company’s Series N preferred stock was converted into 40 shares of the Company’s common stock. During 2020, no shares of the Company’s Series N preferred stock were converted into shares of the Company’s common stock.

Stock-Based Compensation Plans

At December 31, 2020, the Company had four stock-based compensation plans which are described below.  The fourth of these plans was adopted on May 5, 2016, and received approval from the Company’s stockholders at the special meeting of stockholders held on September 14, 2016.

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

2003 Plan	2020	2019
Options outstanding, beginning of year	20,000	310,000
Options expired	(20,000)	(140,000)
Options forfeited	—	(150,000)
Options outstanding, end of year	—	20,000

No SARs were issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During both 2019 and 2020, options to purchase 60,000 shares were granted to the Company’s independent directors as part of their annual compensation. During 2020, options to purchase 50,000 shares were granted to newly appointed independent directors. Also during 2020, the Company issued options to purchase 15,000 shares of common stock to an outside consultant.

2010 Plan	2020	2019
Options outstanding, beginning of year	975,000	915,000
Options granted	125,000	60,000
Options outstanding, end of year	1,100,000	975,000

The outstanding options vest over four years at exercise prices ranging from $0.24 to $2.77 per share.

Other Options Issued

In 2012, the Company’s Board approved the issuance of options for 625,000 shares of common stock. The options expired during 2019. In 2019, the Company’s Board approved the issuance of options to purchase 265,000 shares at exercise prices ranging from $0.70 to $0.85 to certain accredited personnel. In 2020, the Company’s Board approved the issuance of options to purchase 90,000 shares at an exercise price of $1.41 to certain accredited personnel.

Other Options	2020	2019
Options outstanding, beginning of year	265,000	625,000
Options issued	90,000	265,000
Options exercised	(10,625)	—
Options expired	—	(625,000)
Options outstanding, end of year	344,375	265,000

Heritage Global Inc. 2016 Stock Option Plan

In 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events).  Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016 options to purchase 2,539,200 shares of common stock were granted to the Company’s employees. During 2019 and 2020, options to purchase a total of 324,850 and 259,750 shares, respectively, were granted to the Company’s employees under the 2016 Plan.

2016 Plan	2020	2019
Options outstanding, beginning of year	2,351,850	2,453,900
Options granted	259,750	324,850
Options exercised	(372,725)	(31,276)
Options forfeited	(167,025)	(395,624)
Options outstanding, end of year	2,071,850	2,351,850

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $2.77 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in 2020 and 2019 was $0.4 million and $0.3 million, respectively. These amounts were recorded in selling, general and administrative expense in both years. During 2020 and 2019, options to purchase 383,350 and 31,276 shares were exercised, respectively.  The tax benefit recognized by the Company related to these option exercises was approximately $0.2 million in 2020, as compared to an immaterial amount recognized in 2019.

In connection with the stock option grants during 2020 and 2019, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2020	2019
Risk-free interest rate	0% - 2%	2% - 3%
Expected life (years)	6.8	6.8
Expected volatility	74%	73%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options for 2020 and 2019:

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,611,850	$0.51	4,303,900	$0.75
Granted	474,750	$1.62	649,850	$0.74
Exercised	(383,350)	$0.46	(31,276)	$0.45
Expired	(20,000)	$0.83	(765,000)	$2.00
Forfeited	(167,025)	$1.15	(545,624)	$0.61
Outstanding at end of year	3,516,225	$0.63	3,611,850	$0.51

Options exercisable at year end	2,566,100	$0.47	2,157,336	$0.46

Weighted-average fair value of options granted during the year		$1.10		$0.50

As of December 31, 2019, the Company had unvested options for the purchase of 1,454,514 shares with a weighted average grant date fair value of $0.39 per share. As of December 31, 2020, the Company had unvested options for the purchase of 950,125 shares with a weighted average grant date fair value of $0.71 per share.

As of December 31, 2020, the total unrecognized stock-based compensation expense related to unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The total fair value of options vesting during both 2020 and 2019 was $0.3 million. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2020:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.24 to $ 0.40	100,000	6.4	$0.34	75,000	6.2	$0.31
$ 0.42 to $ 0.48	2,357,600	6.0	$0.45	2,279,350	5.9	$0.45
$ 0.53 to $ 1.00	758,625	7.9	$0.77	211,750	5.9	$0.73
$ 1.41 to $ 2.77	300,000	9.5	$1.76	—	N/A	N/A
	3,516,225	6.7	$0.63	2,566,100	5.9	$0.47

At December 31, 2020 and 2019, the aggregate intrinsic value of exercisable options was $6.3 million and $1.2 million, respectively.

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

In June 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $52,000 for both 2019 and 2020. The unrecognized stock-based compensation expense as of December 31, 2019 and 2020 was approximately $0.2 million and $0.1 million, respectively.

Note 17 – Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily on differentiated revenue streams for services offered. The Company’s reportable segments consist of the Industrial Asset Division and Financial Assets Division. Our Industrial Assets division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. Our Financial Assets division provides liquidity to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

The Company evaluates the performance of its reportable segments based primarily on net operating income. Further, the Company does not utilize segmented asset information to evaluate the performance of its reportable segments and does not include intercompany transfers between segments for management reporting purposes.

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Year Ended December 31,
	2020	2019
Industrial Assets Division:
Net operating income	$5,764	$2,834

Financial Assets Division:
Net operating income	$2,637	$3,337

Corporate and Other:
Net operating income	$(2,342)	$(3,121)

Consolidated:
Net operating income	$6,059	$3,050

Note 18 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2020 for potential recognition or disclosure in its consolidated financial statements. There have been no material subsequent events requiring disclosure in these financial statements, other than noted below:

On March 3, 2021, the Company extended the maturity date of its Credit Facility with C3bank from February 5, 2021 to April 5, 2021.