Form 10-Q
period 2021-03-31
Heritage Global Inc.
filed 2021-05-13
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(858) 847-0659
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

As of May 1, 2021, there were 35,672,477 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,852	$23,385
Accounts receivable	2,297	1,496
Current portion of notes receivable, net	2,036	1,338
Inventory – equipment	91	235
Other current assets	447	498
Total current assets	20,723	26,952
Non-current portion of notes receivable, net	1,565	748
Equity method investments	2,402	2,402
Right-of-use assets	830	963
Property and equipment, net	132	130
Intangible assets, net	3,056	3,123
Goodwill	5,585	5,585
Deferred tax assets	4,450	4,402
Other assets	246	250
Total assets	$38,989	$44,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,202	$13,609
Current portion of lease liabilities	301	380
Total current liabilities	7,503	13,989
Non-current portion of lease liabilities	564	623
Total liabilities	8,067	14,612

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 568 shares of Series N as of March 31, 2021 and December 31, 2020	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 35,647,477 shares as of March 31, 2021 and 35,281,183 as of December 31, 2020	357	353
Additional paid-in capital	293,343	293,400
Accumulated deficit	(262,784)	(263,816)
Total stockholders’ equity	30,922	29,943
Total liabilities and stockholders’ equity	$38,989	$44,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Services revenue	$5,030	$4,088
Asset sales	2,071	156
Total revenues	7,101	4,244

Operating costs and expenses:
Cost of services revenue	1,175	551
Cost of asset sales	820	38
Selling, general and administrative	3,969	3,472
Depreciation and amortization	91	90
Total operating costs and expenses	6,055	4,151
Earnings of equity method investments	—	1
Operating income	1,046	94
Interest and other expense, net	3	(27)
Income before income tax expense	1,049	67
Income tax expense	17	29
Net income	$1,032	$38

Weighted average common shares outstanding – basic	34,788,016	28,751,689
Weighted average common shares outstanding – diluted	37,533,065	30,200,114
Net income per share – basic	$0.03	$0.00
Net income per share – diluted	$0.03	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	$(263,816)	$—	$29,943
Issuance of common stock from stock option awards	—	—	366,294	4	(124)	—	—	(120)
Stock-based compensation expense	—	—	—	—	67	—	—	67
Net income	—	—	—	—	—	1,032	—	1,032
Balance as of March 31, 2021	568	$6	35,647,477	$357	$293,343	$(262,784)	$—	$30,922

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance as of December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	19,805	1	(3)	—	—	(2)
Stock-based compensation expense	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	38	—	38
Balance as of March 31, 2020	568	$6	29,358,906	$294	$285,171	$(273,436)	$(77)	$11,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	March 31,
	2021	2020
Cash flows used in operating activities:
Net income	$1,032	$38
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred issuance costs and fees	49	59
Earnings of equity method investments	—	(1)
Noncash lease expense	133	131
Depreciation and amortization	91	90
Deferred taxes	(48)	43
Stock-based compensation expense	143	75
Changes in operating assets and liabilities:
Accounts receivable	(801)	160
Inventory – equipment	144	(114)
Other assets	55	(333)
Accounts payable and accrued liabilities	(6,485)	(132)
Lease liabilities	(140)	(134)
Net cash used in operating activities	(5,827)	(118)

Cash flows (used in) provided by investing activities:
Investment in notes receivable	(2,494)	(3,580)
Payments received on notes receivable	929	421
Cash received on transfer of notes receivable to partners	—	3,994
Investment in equity method investments	—	(385)
Cash distributions from equity method investments	—	136
Purchase of property and equipment	(23)	(5)
Net cash (used in) provided by investing activities	(1,588)	581

Cash flows used in financing activities:
Proceeds from debt payable to third party	—	4,425
Repayment of debt payable to third party	—	(4,523)
Proceeds from issuance of common stock from stock option awards	85	—
Payments of tax withholdings related to cashless exercises of stock option awards	(203)	—
Net cash used in financing activities	(118)	(98)
Net (decrease) increase in cash and cash equivalents	(7,533)	365
Cash and cash equivalents as of beginning of period	23,385	2,728
Cash and cash equivalents as of end of period	$15,852	$3,093

Supplemental cash flow information:
Cash paid for taxes	$—	$2
Cash paid for interest	—	29

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

The Company has prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 (the “Form 10-K”).

The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of December 31, 2020, contained in the Company’s Form 10-K.

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on the Company’s performance during the first quarter of 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales, and a delay in the sale of certain assets.

Going forward, the Company does not believe the COVID-19 pandemic will have material negative impacts on the Company’s financial performance, as its asset liquidation business is highly concentrated in distressed and surplus assets and the Company expects that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. The Company believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, the Company expects that the COVID-19 pandemic will have the following positive impacts:

•continued increase in demand for HGP’s online auctions as a result of ongoing social distancing requirements in connection with the COVID-19 pandemic;

•increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;

•increased funding opportunities for HGC due to tightening underwriting standards at conventional lenders; and

•incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

However, positive expected impacts of the COVID-19 pandemic on the Company could be offset, at least in part, by negative impacts on certain of its business units relying on nonperforming and charged-off consumer loans. Any continuation of stimulus payments and additional credit policies impacting debt sales may result in delayed revenues depending on the scope and magnitude of such policies.

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to the Company’s total revenues (less than 1% of total revenues for the three month period ended March 31, 2021) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of March 31, 2021, the deferred revenue balance was approximately $21,000. Revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected; however, in certain situations, the Company records receivables related to asset liquidation based on timing of payments for asset liquidation transactions held at the end of the reporting period. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

In 2019, the Company began providing specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Fees collected in relation to the issuance of loans, which are included within services revenue, include loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

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

The portfolio monitoring fees and the backend profit share percentage are considered a separate earnings process as compared to the origination fees and interest income. Portfolio monitoring fees are recorded at the agreed upon rate at the time in which payments are made by the borrower. The backend profit share percentage is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The revenue recognition policy was established due to the uncertainty of timing of the amount of backend profit share percentage that will be realized, and the lack of historical precedent as this is a new business for the Company.

During the three months ended March 31, 2021 and 2020, the Company generated revenues specific to one customer representing 10% and 19% of total revenues, respectively.

Leases

The Company is obligated to make future payments under existing lease agreements that (1) specifically identify the asset, and (2) convey the right to control the use of the identified asset in exchange for consideration for a period of time. The Company determines whether a contract is a lease at the inception of the arrangement. We evaluate leasing arrangements in accordance with the accounting guidance to determine whether the contract is operating or financing in nature. Leases with an initial term of 12 months or less, or under predefined thresholds, are not recorded on the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Form 10-K. There have been no changes to these policies in the three months ended March 31, 2021.

Recent Accounting Pronouncements

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 became effective January 1, 2021 and did not have a material impact on our consolidated financial statements.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios which resulted in a total outstanding principal balance as of March 31, 2021 of approximately $3.6 million, net of unamortized deferred fees and costs on originated loans. As of December 31, 2020, the Company’s notes receivable balance was $2.1 million, net of unamortized deferred fees and costs on originated loans. The activity during the three months ended March 31, 2021 includes the issuance of additional notes of approximately $2.5 million, principal payments made by borrowers of approximately $0.9 million, and adjustments to our deferred fees and costs balance of approximately $0.1 million.

As of March 31, 2021, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

As of March 31, 2021, the Company had four stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements for the year ended December 31, 2020, contained in the Company’s Form 10-K.

During the three months ended March 31, 2021, the Company issued options to purchase 30,000 shares of common stock to certain of the Company’s employees and options to purchase 50,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation.

The following summarizes the changes in common stock options for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2020	3,516,225	$0.63
Granted	80,000	$3.03
Exercised	(492,875)	$0.49
Outstanding as of March 31, 2021	3,103,350	$0.71

Options exercisable as of March 31, 2021	2,183,537	$0.47

The Company recognized stock-based compensation expense related to common stock options of $0.1 million for the three months ended March 31, 2021. As of March 31, 2021, there was approximately $0.7 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock

Restricted stock awards represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. There is no exercise price and no monetary payment required for receipt of restricted stock awards or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Compensation cost for these awards is based on the fair value of the shares of common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period.

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 for the three months ended March 31, 2021. The unrecognized stock-based compensation expense as of March 31, 2021 was approximately $0.1 million.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) achieved prior to December 19, 2022 to which the Company may become entitled in connection with its equity joint venture with Napier Park. During the fiscal year ended December 31, 2020 and the three months ended March 31, 2021, Napier Park did not receive any warrants.

Note 5 – Lessor Arrangement

On June 27, 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, as disclosed in the Company’s Form 10-K. The lessee is obligated to make monthly lease payments over a ten-year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The purchase option for both the real estate and machinery and equipment can be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million, of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments was recognized as revenue and a lease receivable as of the effective date of the lease agreement.

The real estate portion of the lease arrangement is owned by CPFH LLC, the joint venture, and is accounted for under the equity method where the Company’s share in earnings from equity method investments is shown in one line item on the condensed consolidated income statement. Refer to Note 6 for further information.

The machinery and equipment portion of the arrangement is jointly owned by all the partners of CPFH LLC, apart from the joint venture entity. Therefore, the Company has derecognized the leased asset of approximately $0.9 million and recognized as revenue approximately $1.2 million, which represents the present value of future lease payments and a lease receivable included in the accounts receivable line item on the condensed consolidated balance sheet, consistent and reflective of its business model for asset sales. The Company expects to recognize approximately $0.5 million in interest income prior to the exercise of the purchase option, which is the difference between the present value (at a 5.50% discount rate) and the undiscounted lease payments.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2019, Oak Grove Asset Acquisitions LP, of which the Company holds a 50% share, was formed for the execution of auction deals with Napier Park. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients.  The table below details the Company’s joint venture revenues and earnings during the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Revenues:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	108	319
HGC Funding I LLC and Origination I LLC	—	8
Total revenues	$108	$327

Operating income:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	—	—
HGC Funding I LLC and Origination I LLC	—	8
Total operating income	$—	$8

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Assets:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	10,175	10,791
HGC Funding I LLC	—	—
Total assets	$10,175	$10,791

Liabilities:
Oak Grove Asset Acquisitions LP	$1	$1
CPFH LLC	4,495	5,374
HGC Funding I LLC	—	—
Total liabilities	$4,496	$5,375

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

	Three Months Ended March 31,
Weighted Average Shares Calculation:	2021	2020
Basic weighted average shares outstanding	34,788,016	28,751,689
Treasury stock effect of common stock options and restricted stock awards	2,745,049	1,448,425
Diluted weighted average common shares outstanding	37,533,065	30,200,114

For the three months ended March 31, 2021 and 2020, there were potential common shares of 30,000 and approximately 0.1 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

	March 31,	December 31,
Right-of-use assets:	2021	2020
Del Mar, CA	$579	$613
Burlingame, CA	23	99
Edwardsville, IL	228	251
	$830	$963

	March 31,	December 31,
Lease liabilities:	2021	2020
Del Mar, CA	$608	$641
Burlingame, CA	28	109
Edwardsville, IL	229	253
	$865	$1,003

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both three month periods ended March 31, 2021 and 2020, lease expense was approximately $0.1 million. Undiscounted future minimum lease payments as of March 31, 2021 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2021 (remainder of year from April 1, 2021 to December 31, 2021)	$231
2022	278
2023	218
2024	177
2025	30
Total undiscounted future minimum lease payments	934
Less imputed interest	(69)
Present value of lease liabilities	$865

Note 9 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands), and are amortized using the straight-line method over their remaining estimated useful lives of one to four years. The Company’s tradename that was acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

	Carrying Value		Carrying Value
	December 31,		March 31,
Amortized Intangible Assets	2020	Amortization	2021
Customer Network (HGP)	$62	$(8)	$54
Trade Name (HGP)	513	(32)	481
Customer Relationships (NLEX)	111	(27)	84
Total	686	(67)	619

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,123	$(67)	$3,056

Amortization expense during the three months ended March 31, 2021 and 2020 was $0.1 million.

As of March 31, 2021, the estimated amortization expense for the remainder of the current fiscal year and the next three fiscal years is shown below (in thousands):

Year	Amount
2021 (remainder of year from April 1, 2021 to December 31, 2021)	$203
2022	159
2023	129
2024	128
Total	$619

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from the acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the three months ended March 31, 2021.

Acquisition	March 31, 2021	December 31, 2020
HGP	$2,040	$2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$5,585

Note 10 – Debt

The Company had no outstanding debt as of March 31, 2021 and December 31, 2020.

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

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit, which replaced the 2018 Credit Facility. The Credit Facility had an initial maturity date of February 5, 2021, which was extended to April 5, 2021 on February 5, 2021. The Company is permitted to use the proceeds of the loan solely for its business operations. The Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company may prepay the Credit Facility without penalty. The Company is the borrower under the Credit Facility. The Credit Facility is secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the year ended December 31, 2020, the Company drew on the line of credit for a total of $5.6 million and made repayments of principal totaling $5.6 million resulting in a zero balance as of December 31, 2020. During the three months ended March 31, 2021, the Company made no additional draws or repayments on the line of credit. As described more fully in Note 14—Subsequent Events, the Company entered into a New Credit Facility (as defined herein) for a $10.0 million revolving line of credit, which terminated the Credit Facility.

In January 2018, HG LLC, a wholly-owned subsidiary of HGI, settled a long-standing litigation matter that was commenced against the predecessor in interest of HG LLC. The settlement, which also involved several other co-defendant parties, included a complete release of HG LLC’s predecessor in interest and its successors and affiliates by the plaintiffs from all claims arising from or relating to the facts and circumstances underlying the litigation. The portion of the settlement attributable to HG LLC’s predecessor in interest was paid on behalf of HG LLC by 54 Finance, LLC (“54 Finance”) (an affiliate of a co-defendant in the litigation) in consideration of a promissory note dated January 30, 2018 (the “Note”) from HG LLC in the amount of $1,260,000. Pursuant to a guaranty dated January 30, 2018, HGI has guaranteed the obligations of HG LLC under the Note, which are required to be paid in 36 equal installments of $35,000, with any remaining outstanding balance due and payable in full on January 30, 2021. As of December 31, 2017, the Company accrued the present value of the Note based on the payment terms noted above and at an interest rate of 6.5%. Upon the occurrence of any Event of Default, as defined below, in the sole discretion of 54 Finance, the outstanding principal balance of the Note will bear interest at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 12%. An “Event of Default” means: (a) any failure of HG LLC to pay when due any amount thereunder, when and as due, (b) any failure on the part of HG LLC to pay upon 54 Finance’s demand any fees, costs, expenses or other charges hereunder or otherwise due to HG LLC under the Note or the Guaranty, (c) any breach, failure or default under the Guaranty, (d) HG LLC or the Company repudiates or revokes, or purports to repudiate or revoke, any obligation under the Note or the Guaranty, or the obligation of the Company under the Guaranty is limited or terminated by operation of law or by the Company, or (e) HG LLC or the Company shall be or become insolvent, however defined, or admit in writing its inability to pay debts as they mature, or make a general assignment for the benefit of its creditors, or shall institute any bankruptcy, insolvency or similar proceeding under the laws of any jurisdiction, or shall take any action to authorize such proceeding. During 2020, the Company made the remaining scheduled payments on the Note totaling $455,000 resulting in a zero balance on the Note as of December 31, 2020.

Note 11 – Income Taxes

As of March 31, 2021, the Company had aggregate tax net operating loss carry forwards of approximately $77.6 million ($61.6 million of unrestricted net operating tax losses and approximately $16.0 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of excess tax benefits from stock option exercises, offset by an increase in state tax expense of approximately $0.6 million due to California’s three-year net operating loss carryforward suspension that became effective on June 29, 2020.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of March 31, 2021 and December 31, 2020.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by David Ludwig, the Company’s President of its Financial Assets Division and a member of its board of directors.  The total amount paid to the related party for the three month periods ended March 31, 2021 and 2020 was approximately $28,000 and $27,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated income statements. All lease payments during the three months ended March 31, 2021 and the fiscal year ended December 31, 2020 were made to Mr. Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. Mr. West will receive a payment of $200,000 (payable in equal installments over six months) and monthly payments of $775 for up to a year to offset health coverage costs. Further, Mr. West received 25,000 shares of the Company’s common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations.

Note 13 – Segment Information

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2021	2020
Industrial Assets Division:
Net operating income	$1,340	$47

Financial Assets Division:
Net operating income	$461	$552

Corporate and Other:
Net operating loss	$(755)	$(505)

Consolidated:
Net operating income	$1,046	$94

Note 14 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2021 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “New Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The New Credit Facility matures on May 11, 2023 and replaces the Credit Facility. The Company is permitted to use the proceeds of the loan solely for its business operations.

The New Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company will pay interest on the New Credit Facility in regular monthly payments, beginning on June 11, 2021. The New Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the New Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt.

The Company is the borrower under the New Credit Facility. The New Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company.

The availability of additional draws under the New Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the New Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants.

The New Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

On May 11, 2021, the Company terminated the Credit Facility as a result of entry into the New Credit Facility. See Note 10—Debt for a description of the material terms and conditions of the Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three month periods ended March 31, 2021 and 2020, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2020 (the “Form 10-K”).

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

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly-owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

The organization chart below outlines our basic domestic corporate structure as of March 31, 2021.

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

COVID-19

The spread of the novel coronavirus (“COVID-19”) had a minor negative impact on our performance during the first quarter of 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales, and a delay in the sale of certain assets.

Going forward, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal deals. We believe that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, we expect that the COVID-19 pandemic will have the following positive impacts on our business:

•continued increase in demand for HGP’s online auctions as a result of ongoing social distancing requirements in connection with the COVID-19 pandemic;

•increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;

•increased funding opportunities for HGC due to tightening underwriting standards at conventional lenders; and

•incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

However, positive expected impacts of the COVID-19 pandemic on our business could be offset, at least in part, by negative impacts on certain of our business units relying on nonperforming and charged-off consumer loans. Any continuation of stimulus payments and additional credit policies impacting debt sales may result in delayed revenues depending on the scope and magnitude of such policies.

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

In 2019, the Company formed Heritage Global Capital LLC (“HGC”), a wholly-owned subsidiary of HGI, in order to provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

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

Compelling Macro Growth Drivers.  Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well positioned to provide. Further, we believe the trend of growth in the marketplace of lending platforms is driving an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

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

Strong Management Team.  We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove will continue his employment with us in an advisory capacity until December 31, 2024. Also during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly-owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

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

Our management team has decades of domain expertise with the ability to leverage extensive industry relationships and has access to a real-time database of actual sales data across 28 industrial sectors. We believe we have the opportunity for growth in our auction services through shifting toward higher-contribution principal deals and, assuming the acceleration of mergers and acquisitions in manufacturing industries continues, increased auction services for sales of surplus equipment. Further, we intend to leverage our Capital Asset Redeployment Enterprise (CARE) software package, which provides an internal asset redeployment management system for corporations. We believe we have the opportunity for growth in our valuation services through the addition of incremental bank-approved vendor lists, geographic expansion and through deeper penetration with our existing bank relationships.

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

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this Report include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, right-of-use assets, goodwill, intangible assets, liabilities, deferred income tax assets and liabilities and stock-based compensation. These estimates are considered significant either because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

We have no off-balance sheet arrangements.

We have not paid any dividends, and do not expect to pay any dividends in the future.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the three months ended March 31, 2021.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $13.2 million and $13.0 million at March 31, 2021 and December 31, 2020, respectively.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. We intend and continue to use the net proceeds to provide additional funds for general corporate purposes, which may include, without limitation, the expansion of the businesses of HGC and HGP, working capital and growth capital.

Our current assets as of March 31, 2021 decreased to $20.7 million compared to $27.0 million as of December 31, 2020 primarily due to decreased cash as a result of cash used in operating activities during the three months ended March 31, 2021. Our current liabilities as of March 31, 2021 decreased to $7.5 million compared to $14.0 million as of December 31, 2020 primarily due to the settlement of auction liabilities for certain auctions held in the fourth quarter of 2020.

During the three months ended March 31, 2021, our primary source of cash was the cash on hand plus the cash provided by our asset liquidation business. Cash disbursements during the three months ended March 31, 2021 consisted primarily of lending activity of $2.5 million under HGC, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations during 2021 and beyond through a combination of cash flows from our on-going asset liquidation operations, proceeds from the 2020 Public Offering, and proceeds from our Credit Facility.

Our indebtedness consists of any amounts borrowed under our Credit Facility. On February 10, 2020, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit, which was subsequently amended on March 3, 2021. The Credit Facility had an initial maturity date of February 5, 2021, which was extended to April 5, 2021 on February 5, 2021. We are permitted to use the proceeds from the Credit Facility solely for our business operations. As of March 31, 2021, we had an outstanding balance of zero on the Credit Facility. As described more fully in Part II, Item 5. “Other Information,” the Company entered into a New Credit Facility (as defined herein) for a $10.0 million revolving line of credit, which terminated the Credit Facility.

Ownership Structure and Capital Resources

•	As of March 31, 2021, the Company had stockholders’ equity of $30.9 million, as compared to $29.9 million as of December 31, 2020.
•

On February 10, 2020, the Company entered into our Credit Facility with C3bank, National Association for a $5.0 million revolving line of credit, which replaced the 2018 Credit Facility. The Credit Facility had an initial maturity date of February 5, 2021, which was extended to April 5, 2021 on February 5, 2021. We had no outstanding borrowings under the Credit Facility as of March 31, 2021. As described more fully in Note 14 to the condensed consolidated financial statements, on May 11, 2021, the Company entered into a New Credit Facility for a $10.0 million revolving line of credit, which terminated the Credit Facility.

•

On October 6, 2020, the Company completed the 2020 Public Offering of an aggregate of 5,462,500 shares of the Company’s common stock, which included 712,500 shares of common stock sold pursuant to the full exercise of the underwriter’s option to purchase additional shares. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses.

•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments. We expect to be able to finance our future operations through cash flows from our asset liquidation business, proceeds from the 2020 Public Offering, and draws on the Credit Facility, as needed. Capital requirements are generally limited to repayment of our debt obligations, investments in notes receivables, purchases of surplus and distressed assets and payment on lease obligations. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we will draw on the Credit Facility.

Cash Position and Cash Flows

Cash and cash equivalents as of March 31, 2021 were $15.9 million as compared to $23.4 million as of December 31, 2020, a decrease of approximately $7.5 million.

Cash used in operating activities.  Cash used in operations was $5.8 million during the three months ended March 31, 2021 as compared to $0.1 million during the same period in 2020. The approximate $5.7 million increase in cash used in operations was primarily attributable to a change of $6.7 million in operating assets and liabilities during the three months ended March 31, 2021 as compared to the same period in 2020. The amount was partially offset by a decrease in cash used in operations due to a change in net income adjusted for noncash items, which was $1.0 million higher during the three months ended March 31, 2021 as compared to the same period in 2020.

The significant changes in operating assets and liabilities during the three months ended March 31, 2021 as compared to the same period in 2020 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash (used in) provided by investing activities.  Cash used in investing activities during the three months ended March 31, 2021 was $1.6 million compared to cash provided by investing activities of $0.6 million during the same period in 2020. The approximate $2.2 million change was primarily attributable to approximately $4.0 million cash received on transfer of notes receivable to partners in the three months ended March 31, 2020, which was not recurring in the same period in 2021. The amount was partially offset by a decrease in the net cash used in investments in notes receivable in excess of payments received on notes receivable of approximately $1.6 million.

Cash used in financing activities.  Cash used in financing activities was $0.1 million during the three months ended March 31, 2021 and 2020. Financing activities during the three months ended March 31, 2021 consisted primarily of payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards. Financing activities during the same period in 2020 consisted of draws on the Credit Facility of $4.4 million and repayments of third party loans of $4.5 million (including $4.4 million on the Credit Facility).

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the financial statements included in our Form 10-K.

On October 27, 2020, Heritage Global Partners, Inc. (“HGP”), a wholly-owned subsidiary of the Company, entered into an agreement (the “Lease”) with Hayward FGHK Industrial, LLC (“Landlord”) pursuant to which HGP will lease 30,321 square feet of industrial space in Hayward, California from Landlord. The Lease has a commencement date of April 1, 2021 and an initial term of ninety (90) months, unless terminated earlier by either party pursuant to the terms of the Lease. The Lease provides for an initial monthly base rent of $27,289, which increases on an annual basis to $33,562 per month in the final year. In addition, HGP is obligated to pay its share of maintenance costs of common areas. The Company is a guarantor of HGP’s obligations under the Lease, including the payment of rent. There is no material relationship between the Company, or any of its affiliates, and the landlord, or any of its affiliates, other than the contractual relationship under the Lease.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. Mr. West will receive a payment of $200,000 (payable in equal installments over six months) and monthly payments of $775 for up to a year to offset health coverage costs. Further, Mr. West received 25,000 shares of the Company’s common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands).

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percent
Revenues:
Services revenue	$5,030	$4,088	$942	23%
Asset sales	2,071	156	1,915	1228%
Total revenues	7,101	4,244	2,857	67%

Operating costs and expenses:
Cost of services revenue	1,175	551	624	113%
Cost of asset sales	820	38	782	2058%
Selling, general and administrative	3,969	3,472	497	14%
Depreciation and amortization	91	90	1	1%
Total operating costs and expenses	6,055	4,151	1,904	46%
Earnings of equity method investments	—	1	(1)	(100)%
Operating income	1,046	94	952	1013%
Interest and other expense, net	3	(27)	30	111%
Income before income tax expense	1,049	67	982	1466%
Income tax expense	17	29	(12)	(41)%
Net income	$1,032	$38	$994	2616%

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

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. We manage our business primarily on differentiated revenue streams for services offered. Our reportable segments consist of the Industrial Asset Division and Financial Assets Division. Our Industrial Assets Division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. Our Financial Assets Division provides liquidity to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

We evaluate the performance of its reportable segments based primarily on net operating income. Further, we do not utilize segmented asset information to evaluate the performance of its reportable segments and we do not include intercompany transfers between segments for management reporting purposes.

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2021	2020
Industrial Assets Division:
Net operating income	$1,340	$47

Financial Assets Division:
Net operating income	$461	$552

Corporate and Other:
Net operating loss	$(755)	$(505)

Consolidated:
Net operating income	$1,046	$94

Three-Month Period Ended March 31, 2021 Compared to Three-Month Period Ended March 31, 2020

Revenues and cost of revenues – Revenues were $7.1 million during the three months ended March 31, 2021 compared to $4.2 million during the same period in 2020. Costs of services revenue and asset sales were $2.0 million during the three months ended March 31, 2021 compared to $0.6 million during the same period in 2020. The gross profit of these items was $5.1 million during the three months ended March 31, 2021 compared to $3.7 million during the same period in 2020, an increase of approximately $1.4 million, or approximately 38%. The increased gross profit in the first quarter of 2021 reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $4.0 million during the three months ended March 31, 2021 and $3.5 million during the same period in 2020.

Significant components of selling, general and administrative expense for the three months ended March 31, 2021 and March 31, 2020 are shown below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% change
Compensation
HGP	$1,613	$1,045	54%
NLEX	873	945	(8)%
HGI	288	201	43%
HGC	130	117	11%
Stock-based compensation	143	75	91%

Consulting	13	48	(73)%
Board of Directors fees	67	64	5%
Accounting, tax and legal professional fees	255	227	12%
Insurance	121	99	22%
Occupancy	222	220	1%
Travel and entertainment	39	176	(78)%
Advertising and promotion	87	152	(43)%
Information technology support	68	63	8%
Other	50	40	25%
Total selling, general & administrative expense	$3,969	$3,472	14%

As compared to the first quarter of 2020, there was an increase in selling, general and administrative expense during the first quarter of 2021 due to increased compensation expense within our HGI and HGP divisions as a result of improved financial performance and a one-time expense related to the Separation Agreement. This increase was offset by decreased compensation expense within our NLEX division as a result of declined financial performance, and decreased travel expense as a result of travel restrictions related to the COVID-19 pandemic.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2021 and the same period in 2020, which consisted primarily of amortization expense related to intangible assets.

Key Performance Indicators

We monitor a number of financial and non-financial measures on a regular basis in order to track our underlying operational performance and trends. Other than the operating income of our liquidation business (a GAAP financial measure as shown in our condensed consolidated income statements), which we believe is the most important measure of our operational performance and trends, we believe that EBITDA and Adjusted EBITDA (non-GAAP financial measures) are key performance indicators (KPIs) for our business. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

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

	Three Months Ended March 31,
	2021	2020
Net income	$1,032	$38
Add back:
Depreciation and amortization	91	90
Interest and other expense, net	(3)	27
Income tax expense	17	29
EBITDA	1,137	184

Management add back:
Stock based compensation	143	75
Separation Agreement	200	—
Adjusted EBITDA	$1,480	$259

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2021, the Company issued 12,019 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. These securities were issued in reliance on the exemptions set forth in Rule 506(b) of Regulation D under the Securities Act of 1933 (the “Act”), as amended and Section 4(a)(2) of the Act, respectively.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

New Credit Facility

On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “New Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The New Credit Facility matures on May 11, 2023 and replaces the Credit Facility. The Company is permitted to use the proceeds of the loan solely for its business operations.

The New Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company will pay interest on the New Credit Facility in regular monthly payments, beginning on June 11, 2021. The New Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the New Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt.

The Company is the borrower under the New Credit Facility. The New Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company.

The availability of additional draws under the New Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the New Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants.

The New Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

On May 11, 2021, the Company terminated the Credit Facility as a result of entry into the New Credit Facility. A description of the material terms and conditions of the Credit Facility are included in the “Liquidity and Capital Resources—Liquidity” section of Part I, Item 2 contained in this Quarterly Report on Form 10-Q.

This summary is qualified in its entirety by reference to the full text of the promissory note, business loan agreement, and commercial security agreement, which are attached hereto as Exhibit 10.2, 10.3, and 10.4, respectively, and incorporated by reference herein.

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

10.1	Separation Agreement, dated March 30, 2021, by and between Heritage Global Inc. and Scott West
10.2	Business Loan Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association

10.3	Promissory Note, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association

10.4	Commercial Security Agreement, dated May 11, 2014, by and between Heritage Global Inc. and C3bank, National Association

10.5	Pledge and Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association

10.6	Side Letter, dated May 5, 2021, by and between Heritage Global Inc. and C3bank, National Association

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: May 13, 2021	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Vice President of Finance and Controller
(Principal Financial Officer)