Form 10-Q
period 2021-06-30
Heritage Global Inc.
filed 2021-08-12
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, there were 36,289,888 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,525	$23,385
Accounts receivable	2,514	1,496
Current portion of notes receivable, net	1,086	1,338
Inventory – equipment	161	235
Other current assets	676	498
Total current assets	21,962	26,952
Non-current portion of notes receivable, net	1,225	748
Equity method investments	2,893	2,402
Right-of-use assets	2,940	963
Property and equipment, net	108	130
Intangible assets, net	2,989	3,123
Goodwill	5,585	5,585
Deferred tax assets	4,933	4,402
Other assets	161	250
Total assets	$42,796	$44,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,834	$13,609
Current portion of lease liabilities	494	380
Total current liabilities	9,328	13,989
Non-current portion of lease liabilities	2,485	623
Total liabilities	11,813	14,612

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 568 shares of Series N as of June 30, 2021 and December 31, 2020	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,284,382 shares as of June 30, 2021 and 35,281,183 as of December 31, 2020	363	353
Additional paid-in capital	292,811	293,400
Accumulated deficit	(262,197)	(263,816)
Total stockholders’ equity	30,983	29,943
Total liabilities and stockholders’ equity	$42,796	$44,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Services revenue	$4,168	$5,565	$9,198	$9,653
Asset sales	1,008	552	3,079	708
Total revenues	5,176	6,117	12,277	10,361

Operating costs and expenses:
Cost of services revenue	960	1,188	2,135	1,739
Cost of asset sales	375	330	1,195	368
Selling, general and administrative	3,671	3,666	7,640	7,138
Depreciation and amortization	98	90	189	180
Total operating costs and expenses	5,104	5,274	11,159	9,425
Earnings of equity method investments	1	181	1	182
Operating income	73	1,024	1,119	1,118
Interest and other expense, net	9	(8)	12	(35)
Income before income tax benefit	82	1,016	1,131	1,083
Income tax benefit	(505)	(1,023)	(488)	(994)
Net income	$587	$2,039	$1,619	$2,077

Weighted average common shares outstanding – basic	35,250,964	28,751,689	35,020,768	28,760,893
Weighted average common shares outstanding – diluted	36,972,415	30,961,261	36,611,234	30,630,713
Net income per share – basic	$0.02	$0.07	$0.05	$0.07
Net income per share – diluted	$0.02	$0.07	$0.04	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	$(263,816)	$—	$29,943
Issuance of common stock from stock option awards	—	—	366,294	4	(124)	—	—	(120)
Stock-based compensation expense	—	—	—	—	67	—	—	67
Net income	—	—	—	—	—	1,032	—	1,032
Balance as of March 31, 2021	568	6	35,647,477	357	293,343	(262,784)	—	30,922
Issuance of common stock from stock option awards	—	—	611,905	6	(676)	—	—	(670)
Issuance of restricted common stock	—	—	25,000	—	76	—	—	76
Stock-based compensation expense	—	—	—	—	68	—	—	68
Net income	—	—	—	—	—	587	—	587
Balance at June 30, 2021	568	$6	36,284,382	$363	$292,811	$(262,197)	$—	$30,983

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance as of December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	19,805	1	(3)	—	—	(2)
Stock-based compensation expense	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	38	—	38
Balance as of March 31, 2020	568	6	29,358,906	294	285,171	(273,436)	(77)	11,958
Issuance of common stock from stock option awards	—	—	62,550	1	29	—	—	30
Stock-based compensation expense	—	—	—	—	86	—	—	86
Net income	—	—	—	—	—	2,039	—	2,039
Balance at June 30, 2020	568	$6	29,421,456	$295	$285,286	$(271,397)	$(77)	$14,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities:
Net income	$1,619	$2,077
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred issuance costs and fees	31	48
Earnings of equity method investments	(1)	(182)
Noncash lease expense	286	258
Depreciation and amortization	189	180
Deferred taxes	(531)	(1,229)
Stock-based compensation expense	211	161
Changes in operating assets and liabilities:
Accounts receivable	(1,018)	(43)
Inventory – equipment	74	(505)
Other assets	(89)	(1,032)
Accounts payable and accrued liabilities	(4,774)	(319)
Lease liabilities	(287)	(241)
Net cash used in operating activities	(4,290)	(827)

Cash flows (used in) provided by investing activities:
Investment in notes receivable	(4,765)	(4,490)
Payments received on notes receivable	2,548	662
Cash received on transfer of notes receivable to partners	1,961	4,997
Investment in equity method investments	(491)	(831)
Cash distributions from equity method investments	—	169
Purchase of property and equipment	(33)	(5)
Net cash (used in) provided by investing activities	(780)	502

Cash flows used in financing activities:
Proceeds from debt payable to third party	—	5,625
Repayment of debt payable to third party	—	(5,823)
Proceeds from issuance of common stock from stock option awards	131	28
Payments of tax withholdings related to cashless exercises of stock option awards	(921)	—
Net cash used in financing activities	(790)	(170)
Net decrease in cash and cash equivalents	(5,860)	(495)
Cash and cash equivalents as of beginning of period	23,385	2,728
Cash and cash equivalents as of end of period	$17,525	$2,233

Supplemental cash flow information:
Cash paid for taxes	$97	$2
Cash paid for interest	—	29
Noncash change in Right-of-use assets	2,263	—
Noncash change in Lease liabilities	2,263	—

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

The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of December 31, 2020, contained in the Company’s Form 10-K.

COVID-19

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s performance during the first and second quarter of 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales, and a delay in the sale of certain assets.

Going forward, and subject to the caveat below, the Company does not believe the COVID-19 pandemic will have material negative impacts on the Company’s financial performance, as its asset liquidation business is highly concentrated in distressed and surplus assets and the Company expects that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. The Company believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, when stimulus payments conclude, the Company expects that the COVID-19 pandemic will have the following positive impacts:

•increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;

•increased funding opportunities for HGC as lenders begin to increase loan volume while loosening underwriting standards, which will subsequently increase loans available to debt buyers of charged-off accounts; and

•incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread in the United States and across the globe. Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues for the Company's Financial Asset Division depending on the scope and magnitude of such policies.

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to the Company’s total revenues (less than 1% of total revenues for the six month period ended June 30, 2021) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of June 30, 2021, the deferred revenue balance was approximately $15,000. Revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected; however, in certain situations, the Company records receivables related to asset liquidation based on timing of payments for asset liquidation transactions held at the end of the reporting period. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

During the six months ended June 30, 2021 and 2020, the Company generated revenues specific to one customer representing 10% and 15% of total revenues, respectively. During the three months ended June 30, 2021 and 2020, the Company generated revenues specific to the same customer representing 11% and 12% of total revenues for the respective periods.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Form 10-K. There have been no changes to these policies in the six months ended June 30, 2021.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios which resulted in a total outstanding principal balance as of June 30, 2021 of approximately $2.3 million, net of unamortized deferred fees and costs on originated loans. As of December 31, 2020, the Company’s notes receivable balance was $2.1 million, net of unamortized deferred fees and costs on originated loans. The activity during the six months ended June 30, 2021 includes the issuance of additional notes of approximately $4.8 million offset by principal payments made by borrowers of approximately $2.5 million, the transfer of notes to partners of approximately $2.0 million, and adjustments to our deferred fees and costs balance of approximately $0.1 million.

As of June 30, 2021, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

As of June 30, 2021, the Company had four stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements for the year ended December 31, 2020, contained in the Company’s Form 10-K.

During the six months ended June 30, 2021, the Company issued options to purchase 272,500 shares of common stock to certain of the Company’s employees and options to purchase 50,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation. During the same period, the Company cancelled options to purchase 67,500 shares of common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2020	3,516,225	$0.63
Granted	322,500	$2.88
Exercised	(1,521,937)	$0.48
Forfeited	(67,500)	$0.85
Outstanding as of June 30, 2021	2,249,288	$1.04

Options exercisable as of June 30, 2021	1,288,225	$0.52

The Company recognized stock-based compensation expense related to common stock options of $0.1 million for the six months ended June 30, 2021. As of June 30, 2021, there was approximately $1.2 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 3.3 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 for the six months ended June 30, 2021. The unrecognized stock-based compensation expense as of June 30, 2021 was approximately $0.1 million.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and there was no remaining unrecognized stock-based compensation expense as of June 30, 2021.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) achieved prior to December 19, 2022 to which the Company may become entitled in connection with its equity joint venture with Napier Park. During the fiscal year ended December 31, 2020 and the six months ended June 30, 2021, Napier Park did not receive any warrants.

Note 5 – Lessor Arrangement

On June 27, 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, as disclosed in the Company’s Form 10-K. The lessee is obligated to make monthly lease payments over a ten-year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The purchase option for both the real estate and machinery and equipment can be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million, of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. On May 31, 2021, the lessee delivered written notice to exercise the purchase option. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments was recognized as revenue and a lease receivable as of the effective date of the lease agreement.

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

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2019, Oak Grove Asset Acquisitions LP, of which the Company holds a 50% share, was formed for the execution of auction deals with Napier Park. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients.  The table below details the Company’s joint venture revenues and earnings during the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Revenues:
Oak Grove Asset Acquisitions LP	$—	$1,098
CPFH LLC	215	801
HGC Funding I LLC and Origination I LLC	17	140
Total revenues	$232	$2,039

Operating income:
Oak Grove Asset Acquisitions LP	$—	$219
CPFH LLC	—	42
HGC Funding I LLC and Origination I LLC	(4)	133
Total operating income	$(4)	$394

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Assets:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	10,860	10,791
HGC Funding I LLC	1,983	—
Total assets	$12,843	$10,791

Liabilities:
Oak Grove Asset Acquisitions LP	$1	$1
CPFH LLC	5,162	5,374
HGC Funding I LLC	22	—
Total liabilities	$5,185	$5,375

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

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Shares Calculation:	2021	2020	2021	2020
Basic weighted average shares outstanding	35,250,964	28,751,689	35,020,768	28,760,893
Treasury stock effect of common stock options and restricted stock awards	1,721,451	2,209,572	1,590,466	1,869,820
Diluted weighted average common shares outstanding	36,972,415	30,961,261	36,611,234	30,630,713

For the six months ended June 30, 2021 and 2020, there were potential common shares of 0.4 million and approximately 0.2 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the three months ended June 30, 2021 and 2020 there were potential common shares totaling approximately 0.1 million and 0.2 million, respectively, that were excluded.

Note 8 – Leases

The Company leases office and warehouse space primarily in three locations: Del Mar, CA; Hayward, CA; and Edwardsville, IL. As each contract does not meet any of the four criteria of ASC 842 for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease.

On October 27, 2020, the Company entered into an agreement (the “Lease”) with Hayward FGHK Industrial, LLC (“Landlord”) pursuant to which the Company leases 30,321 square feet of industrial space in Hayward, California from Landlord. The Lease has a commencement date of April 1, 2021 and an initial term of ninety (90) months, unless terminated earlier by either party pursuant to the terms of the Lease. The Lease provides for an initial monthly base rent of $27,289, which increases on an annual basis to $33,562 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas. The Burlingame, CA warehouse lease was terminated on April 30, 2021.

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	June 30,	December 31,
Right-of-use assets:	2021	2020
Del Mar, CA	$546	$613
Hayward, CA	2,191	99
Edwardsville, IL	203	251
	$2,940	$963

	June 30,	December 31,
Lease liabilities:	2021	2020
Del Mar, CA	$575	$641
Hayward, CA	2,199	109
Edwardsville, IL	205	253
	$2,979	$1,003

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company uses its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019, the Company uses its incremental borrowing rate at time of commencement. As of April 1, 2021, the Company’s incremental borrowing rate was 4.95%.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For both six month periods ended June 30, 2021 and 2020, lease expense was approximately $0.3 million. Undiscounted future minimum lease payments as of June 30, 2021 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2021 (remainder of year from July 1, 2021 to December 31, 2021)	$300
2022	612
2023	563
2024	532
2025	396
Thereafter	1,064
Total undiscounted future minimum lease payments	3,467
Less imputed interest	(488)
Present value of lease liabilities	$2,979

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

	Carrying Value		Carrying Value
	December 31,		June 30,
Amortized Intangible Assets	2020	Amortization	2021
Customer Network (HGP)	$62	$(15)	$47
Trade Name (HGP)	513	(64)	449
Customer Relationships (NLEX)	111	(55)	56
Total	686	(134)	552

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	2,437
Total	$3,123	$(134)	$2,989

Amortization expense during the six months ended June 30, 2021 and 2020 was $0.1 million.

As of June 30, 2021, the estimated amortization expense for the remainder of the current fiscal year and the next three fiscal years is shown below (in thousands):

Year	Amount
2021 (remainder of year from July 1, 2021 to December 31, 2021)	$136
2022	158
2023	129
2024	129
Total	$552

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from the acquisitions of HGP in 2012 and NLEX in 2014, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the six months ended June 30, 2021.

Acquisition	June 30, 2021	December 31, 2020
HGP	$2,040	$2,040
NLEX	3,545	3,545
Total goodwill	$5,585	$5,585

Note 10 – Debt

The Company had no outstanding debt as of June 30, 2021 and December 31, 2020.

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

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “2020 Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit, which replaced the 2018 Credit Facility. The 2020 Credit Facility had an initial maturity date of February 5, 2021, which was extended to April 5, 2021 on February 5, 2021. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2020 Credit Facility accrues at a variable interest rate, which is equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company may prepay the 2020 Credit Facility without penalty. The Company is the borrower under the 2020 Credit Facility. The 2020 Credit Facility is secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the 2020 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2020 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The 2020 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the year ended December 31, 2020, the Company drew on the line of credit for a total of $5.6 million and made repayments of principal totaling $5.6 million resulting in a zero balance as of December 31, 2020.

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

On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The

2021 Credit Facility matures on May 11, 2023 and replaces the 2020 Credit Facility. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company will pay interest on the 2021 Credit Facility in regular monthly payments, beginning on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. On May 11, 2021, the Company terminated the 2020 Credit Facility as a result of entry into the 2021 Credit Facility. During the six months ended June 30, 2021, the Company made no draws or repayments on the line of credit.

Note 11 – Income Taxes

As of June 30, 2021, the Company had aggregate tax net operating loss carry forwards of approximately $77.6 million ($61.6 million of unrestricted net operating tax losses and approximately $16.0 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of excess tax benefits from stock option exercises, offset by an increase in state tax expense of approximately $0.3 million due to California’s three-year net operating loss carryforward suspension that became effective on June 29, 2020.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of June 30, 2021 and December 31, 2020.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by David Ludwig, the Company’s President of its Financial Assets Division and a member of its board of directors.  The total amount paid to the related party for the six month periods ended June 30, 2021 and 2020 was approximately $55,000 and $54,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated income statements. All lease payments during the six months ended June 30, 2021 and the fiscal year ended December 31, 2020 were made to Mr. Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. Mr. West will receive a payment of $200,000 (payable in equal installments over six months) and monthly payments of $775 for up to a year to offset health coverage costs. Further, Mr. West received 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Industrial Assets Division:
Net operating income	$433	$811	$1,773	$857

Financial Assets Division:
Net operating income	$462	$628	$923	$1,180

Corporate and Other:
Net operating loss	$(822)	$(415)	$(1,577)	$(919)

Consolidated:
Net operating income	$73	$1,024	$1,119	$1,118

Note 14 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2021 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2021 and 2020, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of June 30, 2021.

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

COVID-19

The novel coronavirus (“COVID-19”) pandemic had a negative impact on our performance during the first and second quarter of 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales, and a delay in the sale of certain assets.

Going forward, and subject to the caveat below, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance, as our asset liquidation business is highly concentrated in distressed and surplus assets and we expects that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. We believe that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, when stimulus payments conclude, we expect that the COVID-19 pandemic will have the following positive impacts:

•increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;

•increased funding opportunities for HGC as lenders begin to increase loan volume while loosening underwriting standards, which will subsequently increase loans available to debt buyers of charged-off accounts; and

•incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread in the United States and across the globe. Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues depending on the scope and magnitude of such policies.

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

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by our Industrial Assets division and the accounts receivable brokerage specialty financing services provided by our Financials Assets division, each of which is further described below. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers, as well as with equipment manufacturers, distributors, dealers and equipment rental companies. Some competitors have significantly greater financial and marketing resources and name recognition.

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

Strong Management Team.  We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove has many decades of experience in the auction business, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove will continue his employment with us in an advisory capacity until December 31, 2024. Also during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly-owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

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

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have funded $23.6 million in total loans to investors by both self-funded loans and in partnership with our senior lenders. Our portion of the total loans funded since inception was $8.7 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the six months ended June 30, 2021.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $12.5 million and $13.0 million at June 30, 2021 and December 31, 2020, respectively.

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

Our current assets as of June 30, 2021 decreased to $22.0 million compared to $27.0 million as of December 31, 2020 primarily due to decreased cash as a result of cash used in operating activities during the six months ended June 30, 2021. Our current liabilities as of June 30, 2021 decreased to $9.4 million compared to $14.0 million as of December 31, 2020 primarily due to the settlement of auction liabilities for certain auctions held in the fourth quarter of 2020.

During the six months ended June 30, 2021, our primary source of cash was the cash on hand plus the cash provided by our asset liquidation business. Cash disbursements during the six months ended June 30, 2021 consisted primarily of lending activity of $4.8 million under HGC, payment of operating expenses, settlement of auction liabilities and investments in equity method investments.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of cash flows from our on-going asset liquidation operations, proceeds from the 2020 Public Offering, and draws on our 2021 Credit Facility, as needed.

Our indebtedness consists of any amounts borrowed under our 2021 Credit Facility. On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement with C3bank, National Association (the “2021 Credit Facility”) for a $10.0 million revolving line of credit, which replaced the 2020 Credit Facility. The 2021 Credit Facility has a maturity date of May 11, 2023. We are permitted to use the proceeds from the 2021 Credit Facility solely for our business operations. We had no outstanding borrowings under the 2021 Credit Facility as of June 30, 2021.

Ownership Structure and Capital Resources

•	As of June 30, 2021, the Company had stockholders’ equity of $30.4 million, as compared to $29.9 million as of December 31, 2020.
•

On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement with C3bank, National Association for a $10.0 million revolving line of credit, which replaced the 2020 Credit Facility. The 2021 Credit Facility has a maturity date of May 11, 2023. We had no outstanding borrowings under the 2021 Credit Facility as of June 30, 2021.

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

•

We determine our future capital and operating requirements based upon our current and projected operating performance and the extent of our contractual commitments. We expect to be able to finance our future operations through cash flows from our asset liquidation business, proceeds from the 2020 Public Offering, and draws on the 2021 Credit Facility, as needed. Capital requirements are generally limited to repayment of our debt obligations, investments in notes receivables, purchases of surplus and distressed assets and payment on lease obligations. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we will draw on the 2021 Credit Facility.

Cash Position and Cash Flows

Cash and cash equivalents as of June 30, 2021 were $17.5 million as compared to $23.4 million as of December 31, 2020, a decrease of approximately $5.9 million.

Cash used in operating activities.  Cash used in operations was $4.3 million during the six months ended June 30, 2021 as compared to $0.8 million during the same period in 2020. The approximate $3.5 million increase in cash used in operations was attributable to a change of $3.8 million in operating assets and liabilities during the six months ended June 30, 2021 as compared to the same period in 2020. The amount was offset due to a change in net income adjusted for noncash items, which was $0.3 million higher during the six months ended June 30, 2021 as compared to the same period in 2020.

The significant changes in operating assets and liabilities during the six months ended June 30, 2021 as compared to the same period in 2020 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash (used in) provided by investing activities.  Cash used in investing activities during the six months ended June 30, 2021 was $0.8 million compared to cash provided by investing activities of $0.5 million during the same period in 2020. The approximate $1.3 million change was primarily attributable to approximately $5.7 million cash received on transfer of notes receivable to partners and payments received on notes receivable in the six months ended June 30, 2020 compared to $4.5 million in the same period in 2021.

Cash used in financing activities.  Cash used in financing activities was $0.8 million during the six months ended June 30, 2021 compared to cash used in financing activities of $0.2 million during the six months ended June 30, 2020. Financing activities during the six months ended June 30, 2021 consisted primarily of payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards. Financing activities during the same period in 2020 consisted of draws on the 2020 Credit Facility of $5.6 million and repayments of third party loans of $5.8 million (including $5.6 million on the 2020 Credit Facility).

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the financial statements included in our Form 10-K.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. Mr. West will receive a payment of $200,000 (payable in equal installments over six months) and monthly payments of $775 for up to a year to offset health coverage costs. Further, Mr. West received 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Revenues:
Services revenue	$4,168	$5,565	$(1,397)	(25)%	$9,198	$9,653	$(455)	(5)%
Asset sales	1,008	552	456	83%	3,079	708	2,371	335%
Total revenues	5,176	6,117	(941)	(15)%	12,277	10,361	1,916	18%

Operating costs and expenses:
Cost of services revenue	960	1,188	(228)	(19)%	2,135	1,739	396	23%
Cost of asset sales	375	330	45	14%	1,195	368	827	225%
Selling, general and administrative	3,671	3,666	5	0%	7,640	7,138	502	7%
Depreciation and amortization	98	90	8	9%	189	180	9	5%
Total operating costs and expenses	5,104	5,274	(170)	(3)%	11,159	9,425	1,734	18%
Earnings of equity method investments	1	181	(180)	(99)%	1	182	(181)	(99)%
Operating income	73	1,024	(951)	(93)%	1,119	1,118	1	0%
Interest and other expense, net	9	(8)	17	213%	12	(35)	47	134%
Income before income tax benefit	82	1,016	(934)	(92)%	1,131	1,083	48	4%
Income tax benefit	(505)	(1,023)	518	(51)%	(488)	(994)	506	(51)%
Net income	$587	$2,039	$(1,452)	(71)%	$1,619	$2,077	$(458)	(22)%

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Industrial Assets Division:
Net operating income	$433	$811	$1,773	$857

Financial Assets Division:
Net operating income	$462	$628	$923	$1,180

Corporate and Other:
Net operating loss	$(822)	$(415)	$(1,577)	$(919)

Consolidated:
Net operating income	$73	$1,024	$1,119	$1,118

Three-Month Period Ended June 30, 2021 Compared to Three-Month Period Ended June 30, 2020

Revenues and cost of revenues – Revenues were $5.2 million during the three months ended June 30, 2021 compared to $6.1 million during the same period in 2020. Costs of services revenue and asset sales were $1.3 million during the three months ended June 30, 2021 compared to $1.5 million during the same period in 2020. The gross profit of these items was $3.8 million during the three months ended June 30, 2021 compared to $4.6 million during the same period in 2020, a decrease of approximately $0.8 million, or approximately 17%. The decreased gross profit in the second quarter of 2021 reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.7 million during the three months ended June 30, 2021 and June 30, 2020.

Significant components of selling, general and administrative expense for the three months ended June 30, 2021 and June 30, 2020 are shown below (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	% change
Compensation
HGP	$1,286	$1,436	(10)%
NLEX	815	965	(16)%
HGI	267	201	33%
HGC	104	114	(9)%
Stock-based compensation	68	86	(21)%

Consulting	11	61	(82)%
Board of Directors fees	58	57	2%
Accounting, tax and legal professional fees	382	170	125%
Insurance	126	123	2%
Occupancy	262	220	19%
Travel and entertainment	80	22	264%
Advertising and promotion	86	95	(9)%
Information technology support	87	62	41%
Other	39	54	(28)%
Total selling, general & administrative expense	$3,671	$3,666	0%

Although our total selling, general and administrative expense remained consistent during the three months ended June 30, 2021 compared to the same period in 2020, the Company incurred increased legal expense due to our annual shareholder meeting, offset by decreased compensation expense based on declined performance in our NLEX and HGP divisions.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended June 30, 2021 and the same period in 2020, which consisted primarily of amortization expense related to intangible assets.

Six-Month Period Ended June 30, 2021 Compared to Six-Month Period Ended June 30, 2020

Revenues and cost of revenues – Revenues were $12.3 million during the six months ended June 30, 2021 compared to $10.4 million during the same period in 2020. Costs of services revenue and asset sales were $3.3 million during the six months ended June 30, 2021 compared to $2.1 million during the same period in 2020. The gross profit of these items was $9.0 million during the six months ended June 30, 2021 compared to $8.3 million during the same period in 2020, an increase of approximately $0.7 million, or approximately 8%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $7.6 million during the six months ended June 30, 2021 and $7.1 million during the same period in 2020.

	Six Months Ended June 30,
	2021	2020	% change
Compensation
HGP	$2,898	$2,481	17%
NLEX	1,688	1,910	(12)%
HGI	555	402	38%
HGC	234	231	1%
Stock-based compensation	211	161	31%

Consulting	24	109	(78)%
Board of Directors fees	125	121	3%
Accounting, tax and legal professional fees	636	398	60%
Insurance	247	223	11%
Occupancy	485	440	10%
Travel and entertainment	120	198	(39)%
Advertising and promotion	173	247	(30)%
Information technology support	155	124	25%
Other	89	93	(4)%
Total selling, general & administrative expense	$7,640	$7,138	7%

As compared to the six months ended June 30, 2020, there was an increase in selling, general and administrative expense during the six months ended June 30, 2021 due to increased compensation expense within our HGI and HGP divisions as a result of improved financial performance and a one-time expense related to the Separation Agreement. This increase was partially offset by decreased compensation expense within our NLEX division as a result of declined financial performance, and decreased travel expense as a result of travel restrictions related to the COVID-19 pandemic.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the six months ended June 30, 2021 and the same period in 2020, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$587	$2,039	$1,619	$2,077
Add back:
Depreciation and amortization	98	90	189	180
Interest and other expense, net	(9)	8	(12)	35
Income tax benefit	(505)	(1,023)	(488)	(994)
EBITDA	171	1,114	1,308	1,298

Management add back:
Stock based compensation	68	86	211	161
Separation Agreement	—	—	200	—
Adjusted EBITDA	$239	$1,200	$1,719	$1,459

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

Further, there were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2021, the Company issued 12,019 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. We issued an additional 10,347 shares of common stock on May 17, 2021 to certain accredited personnel pursuant to the exercise of stock options. These securities were issued in reliance on the exemptions set forth in Rule 506(b) of Regulation D under the Securities Act of 1933 (the “Act”), as amended and Section 4(a)(2) of the Act, respectively.

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

10.1	Business Loan Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association

10.2	Promissory Note, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association

10.3	Commercial Security Agreement, dated May 11, 2014, by and between Heritage Global Inc. and C3bank, National Association

10.4	Pledge and Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association

10.5	Side Letter, dated May 5, 2021, by and between Heritage Global Inc. and C3bank, National Association

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: August 12, 2021	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Vice President of Finance and Controller
(Principal Financial Officer)