Form 10-Q
period 2021-09-30
Heritage Global Inc.
filed 2021-11-10
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 36,574,702 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts) (unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13,234	$23,385
Accounts receivable	3,388	1,496
Current portion of notes receivable, net	1,142	1,338
Inventory – equipment	1,383	235
Other current assets	675	498
Total current assets	19,822	26,952
Non-current portion of notes receivable, net	1,413	748
Equity method investments	3,327	2,402
Right-of-use assets	2,818	963
Property and equipment, net	1,477	130
Intangible assets, net	4,265	3,123
Goodwill	7,262	5,585
Deferred tax assets	4,807	4,402
Other assets	161	250
Total assets	$45,352	$44,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,902	$13,609
Current portion of third party debt	531	—
Current portion of lease liabilities	498	380
Total current liabilities	9,931	13,989
Non-current portion of third party debt	1,469	—
Non-current portion of lease liabilities	2,368	623
Total liabilities	13,768	14,612

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 shares of Series N as of September 30, 2021 and 568 as of December 31, 2020	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,574,702 shares as of September 30, 2021 and 35,281,183 as of December 31, 2020	366	353
Additional paid-in capital	292,935	293,400
Accumulated deficit	(261,723)	(263,816)
Total stockholders’ equity	31,584	29,943
Total liabilities and stockholders’ equity	$45,352	$44,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Services revenue	$4,822	$6,060	$14,020	$15,713
Asset sales	1,169	1,506	4,248	2,214
Total revenues	5,991	7,566	18,268	17,927

Operating costs and expenses:
Cost of services revenue	1,100	1,605	3,235	3,344
Cost of asset sales	675	990	1,870	1,358
Selling, general and administrative	3,494	3,378	11,134	10,516
Depreciation and amortization	105	92	294	272
Total operating costs and expenses	5,374	6,065	16,533	15,490
Earnings of equity method investments	(84)	111	(83)	293
Operating income	533	1,612	1,652	2,730
Interest and other expense, net	(6)	(3)	6	(38)
Income before income tax expense (benefit)	527	1,609	1,658	2,692
Income tax expense (benefit)	53	345	(435)	(649)
Net income	$474	$1,264	$2,093	$3,341

Weighted average common shares outstanding – basic	35,805,227	28,751,689	35,285,128	28,817,344
Weighted average common shares outstanding – diluted	37,090,294	31,890,115	36,567,713	31,288,151
Net income per share – basic	$0.01	$0.04	$0.06	$0.12
Net income per share – diluted	$0.01	$0.04	$0.06	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	$(263,816)	$—	$29,943
Issuance of common stock from stock option awards	—	—	366,294	4	(124)	—	—	(120)
Stock-based compensation expense	—	—	—	—	67	—	—	67
Net income	—	—	—	—	—	1,032	—	1,032
Balance as of March 31, 2021	568	6	35,647,477	357	293,343	(262,784)	—	30,922
Issuance of common stock from stock option awards	—	—	611,905	6	(676)	—	—	(670)
Issuance of restricted common stock	—	—	25,000	—	76	—	—	76
Stock-based compensation expense	—	—	—	—	68	—	—	68
Net income	—	—	—	—	—	587	—	587
Balance at June 30, 2021	568	6	36,284,382	363	292,811	(262,197)	—	30,983
Issuance of common stock from stock option awards	—	—	290,200	3	22	—	—	25
Issuance of common stock due to conversion of Series N Preferred stock	(3)	—	120	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	102	—	—	102
Net income	—	—	—	—	—	474	—	474
Balance at September 30, 2021	565	$6	36,574,702	$366	$292,935	$(261,723)	$—	$31,584

					Additional		Accumulated other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance as of December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	19,805	1	(3)	—	—	(2)
Stock-based compensation expense	—	—	—	—	75	—	—	75
Net income	—	—	—	—	—	38	—	38
Balance as of March 31, 2020	568	6	29,358,906	294	285,171	(273,436)	(77)	11,958
Issuance of common stock from stock option awards	—	—	62,550	1	29	—	—	30
Stock-based compensation expense	—	—	—	—	86	—	—	86
Net income	—	—	—	—	—	2,039	—	2,039
Balance at June 30, 2020	568	6	29,421,456	295	285,286	(271,397)	(77)	14,113
Issuance of common stock from stock option awards	—	—	97,581	1	(88)	—	—	(87)
Issuance of common stock	—	—	205,000	2	568	—	—	570
Stock-based compensation expense	—	—	—	—	97	—	—	97
Net income	—	—	—	—	—	1,264	—	1,264
Balance at September 30, 2020	568	$6	29,724,037	$298	$285,863	$(270,133)	$(77)	$15,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net income	$2,093	$3,341
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred issuance costs and fees	39	60
Earnings of equity method investments	83	(293)
Noncash lease expense	408	388
Depreciation and amortization	294	272
Deferred taxes	(405)	(1,092)
Stock-based compensation expense	313	258
Changes in operating assets and liabilities:
Accounts receivable	(1,555)	(97)
Inventory – equipment	(26)	(704)
Other assets	(80)	(367)
Accounts payable and accrued liabilities	(4,890)	1,418
Lease liabilities	(400)	(378)
Net cash (used in) provided by operating activities	(4,126)	2,806

Cash flows (used in) provided by investing activities:
Investment in notes receivable	(5,856)	(4,490)
Payments received on notes receivable	3,388	1,002
Acquisition, net of cash acquired	(4,318)	—
Cash received on transfer of notes receivable to partners	1,961	4,997
Investment in equity method investments	(1,092)	(1,197)
Cash distributions from equity method investments	82	314
Purchase of property and equipment	(1,423)	(6)
Net cash (used in) provided by investing activities	(7,258)	620

Cash flows provided by (used in) financing activities:
Proceeds from debt payable to third parties	1,300	5,625
Repayment of debt payable to third parties	(1,300)	(5,925)
Proceeds from issuance of notes payable to third parties	2,000	—
Proceeds from issuance of common stock from stock option awards	221	46
Payments of tax withholdings related to cashless exercises of stock option awards	(988)	(105)
Net cash provided by (used in) financing activities	1,233	(359)
Net (decrease) increase in cash and cash equivalents	(10,151)	3,067
Cash and cash equivalents as of beginning of period	23,385	2,728
Cash and cash equivalents as of end of period	$13,234	$5,795

Supplemental cash flow information:
Cash paid for taxes	$118	$139
Cash paid for interest	6	41
Issuance of common stock for services rendered	—	570
Noncash change in Right-of-use assets	2,263	—
Noncash change in Lease liabilities	2,263	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. (“HGI”) together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), Heritage Global LLC (“HG LLC”), Equity Partners HG LLC (“Equity Partners”), National Loan Exchange, Inc. (“NLEX”), Heritage Global Capital LLC (“HGC”) and Heritage ALT LLC (“ALT”). These entities, collectively, are referred to as the “Company” in these financial statements. The Company’s unaudited condensed consolidated interim financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company began its asset liquidation operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of Equity Partners, HGP, NLEX, and ALT in 2011, 2012, 2014, and 2021, respectively, and the creation of HGC in 2019. As a result, HGI is positioned to provide an array of value-added capital and financial asset solutions:  auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of the Industrial Assets Division and Financial Assets Division.

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

The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2021. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of December 31, 2020, contained in the Company’s Form 10-K.

COVID-19

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company’s performance during the first three quarters of 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales by financial institutions, and a delay in the typical process for the sale of certain industrial assets by manufacturing companies.

Going forward, and subject to the caveat below, the Company does not believe the COVID-19 pandemic will have material negative impacts on the Company’s financial performance, as its asset liquidation business is highly concentrated in distressed and surplus assets and the Company expects that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. The Company believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, as stimulus payments conclude, the Company expects that the COVID-19 pandemic will have the following positive impacts:

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

A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread in the United States and across the globe. Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues for the Company's Financial Asset Division depending on the scope and magnitude of such policies.

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

All services and asset sales revenue from contracts with customers is considered to be derived from the two reportable segments of the asset liquidation business, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to the Company’s total revenues (less than 1% of total revenues for the nine month period ended September 30, 2021) and, therefore, not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability.” As of September 30, 2021, the deferred revenue balance was approximately $104,000. Revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected; however, in certain situations, the Company records receivables related to asset liquidation based on timing of payments for asset liquidation transactions held at the end of the reporting period. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

During the nine months ended September 30, 2021 and 2020, the Company generated revenues specific to one customer representing 9% and 12% of total revenues, respectively. During the three months ended September 30, 2021 and 2020, the Company generated revenues specific to the same customer representing 6% and 8% of total revenues for the respective periods.

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

The critical accounting policies used in the preparation of the Company’s audited consolidated financial statements are discussed in the Company’s Form 10-K. There were no changes to these policies during the nine months ended September 30, 2021.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios. As of September 30, 2021 and December 31, 2020, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, were $2.6 million and $2.1 million, respectively. During the nine months ended September 30, 2021, the Company issued notes receivable of approximately $5.9 million, which was offset by principal payments made by borrowers of approximately $3.4 million and the transfer of notes to partners of approximately $2.0 million.

As of September 30, 2021, the Company did not record an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

As of September 30, 2021, the Company had four stock-based compensation plans, which are described more fully in Note 16 to the audited consolidated financial statements for the year ended December 31, 2020, contained in the Company’s Form 10-K.

During the nine months ended September 30, 2021, the Company issued options to purchase 622,500 shares of common stock to certain of the Company’s employees and options to purchase 50,000 shares of common stock to the Company’s non-employee directors as part of their annual compensation. During the same period, the Company cancelled options to purchase 90,000 shares of common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2020	3,516,225	$0.63
Granted	672,500	$2.31
Exercised	(1,895,437)	$0.48
Forfeited	(90,000)	$1.11
Outstanding as of September 30, 2021	2,203,288	$1.25	7.67	$1,912

Options exercisable as of September 30, 2021	932,225	$0.58	5.86	$1,298

The Company recognized stock-based compensation expense related to common stock options of $0.2 million for the nine months ended September 30, 2021. As of September 30, 2021, there was approximately $1.4 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 3.3 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $38,700 for the nine months ended September 30, 2021. The unrecognized stock-based compensation expense as of September 30, 2021 was approximately $0.1 million.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and there was no remaining unrecognized stock-based compensation expense as of September 30, 2021.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) achieved prior to December 19, 2022 to which the Company may become entitled in connection with its equity joint venture with Napier Park. During the year ended December 31, 2020 and the nine months ended September 30, 2021, Napier Park did not receive any warrants.

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

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2019, Oak Grove Asset Acquisitions LP, of which the Company holds a 50% share, was formed for the execution of auction deals with Napier Park. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients.  The table below details the Company’s joint venture revenues and earnings during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Revenues:
Oak Grove Asset Acquisitions LP	$5	$1,129
CPFH LLC	350	1,254
HGC Funding I LLC and Origination I LLC	73	324
Total revenues	$428	$2,707

Operating (loss) income:
Oak Grove Asset Acquisitions LP	$4	$249
CPFH LLC	(402)	243
HGC Funding I LLC and Origination I LLC	51	308
Total operating (loss) income	$(347)	$800

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Assets:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	11,653	10,791
HGC Funding I LLC and Origination I LLC	4,110	—
Total assets	$15,763	$10,791

Liabilities:
Oak Grove Asset Acquisitions LP	$—	$1
CPFH LLC	5,852	5,374
HGC Funding I LLC and Origination I LLC	11	—
Total liabilities	$5,863	$5,375

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Shares Calculation:	2021	2020	2021	2020
Basic weighted average shares outstanding	35,805,227	28,751,689	35,285,128	28,817,344
Treasury stock effect of common stock options and restricted stock awards	1,285,067	3,138,426	1,282,585	2,470,807
Diluted weighted average common shares outstanding	37,090,294	31,890,115	36,567,713	31,288,151

For the nine months ended September 30, 2021 and 2020, there were potential common shares of 0.4 million and approximately 0.1 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the three months ended September 30, 2021 and 2020 there were potential common shares totaling approximately 0.4 million and 0.1 million, respectively, that were excluded.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	September 30,	December 31,
Right-of-use assets:	2021	2020
Del Mar, CA	$512	$613
Hayward, CA	2,128	—
Burlingame, CA	—	99
Edwardsville, IL	178	251
	$2,818	$963

	September 30,	December 31,
Lease liabilities:	2021	2020
Del Mar, CA	$541	$641
Hayward, CA	2,145	—
Burlingame, CA	—	109
Edwardsville, IL	180	253
	$2,866	$1,003

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

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For the nine month periods ended September 30, 2021 and 2020, lease expense was approximately $0.5 and $0.4 million, respectively. As of September 30, 2021, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2021 (remainder of year from October 1, 2021 to December 31, 2021)	$150
2022	612
2023	563
2024	532
2025	396
Thereafter	1,064
Total undiscounted future minimum lease payments	3,317
Less imputed interest	(451)
Present value of lease liabilities	$2,866

Note 9 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands), and are amortized using the straight-line method over their remaining estimated useful lives of one to four years. The Company’s tradenames that were acquired as part of the acquisition of NLEX in 2014 and ALT in 2021 have an indefinite life and therefore are not amortized. See Note 14 for further information.

	Carrying Value	Intangible		Carrying Value
	December 31,	Assets		September 30,
Amortized Intangible Assets	2020	Acquired	Amortization	2021
Customer Relationships (HGP)	$62	$—	$(24)	$38
Customer Relationships (ALT)	—	1,020	(17)	1,003
Customer Relationships (NLEX)	111	—	(82)	29
Trade Name (HGP)	513	—	(95)	418
Total	686	1,020	(218)	1,488

Unamortized Intangible Assets
Trade Name (NLEX)	2,437	—	—	2,437
Trade Name (ALT)	—	340	—	340
Total	2,437	340	—	2,777

Total	$3,123	$1,020	$(218)	$4,265

Amortization expense during the nine months ended September 30, 2021 and 2020 was $0.2 million.

As of September 30, 2021, the estimated amortization expense for the remainder of the current fiscal year and the next three fiscal years is shown below (in thousands):

Year	Amount
2021 (remainder of year from October 1, 2021 to December 31, 2021)	$119
2022	363
2023	333
2024	333
Thereafter	340
Total	$1,488

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands). During the nine months ended September 30, 2021, ALT was the only addition to goodwill and there were no impairment losses to the carrying amount of goodwill. See Note 14 for further information.

Acquisition	September 30, 2021	December 31, 2020
ALT	$1,677	$—
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$7,262	$5,585

Note 10 – Debt

Outstanding debt as of September 30, 2021 and December 31, 2020 is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Current:
Third party debt	$531	$—
Non-current:
Third party debt	1,469	—
Total debt	$2,000	$—

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

On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 11, 2023 and replaces the 2020 Credit Facility. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments, which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. On May 11, 2021, the Company terminated the 2020 Credit Facility as a result of entry into the 2021 Credit Facility. During the quarter ended September 30, 2021, the Company drew on the line of credit for a total of $1.3 million and made repayments of principal totaling $1.3 million resulting in a zero balance as of September 30, 2021.

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month, beginning the next month succeeding the closing date of August 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of September 30, 2021, was $2.0 million.

Note 11 – Income Taxes

As of September 30, 2021, the Company had aggregate tax net operating loss carry forwards of approximately $77.6 million ($61.6 million of unrestricted net operating tax losses and approximately $16.0 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of excess tax benefits from stock option exercises.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of September 30, 2021 and December 31, 2020.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by David Ludwig, the Company’s President of its Financial Assets Division and a member of its board of directors.  The total amount paid to the related party for both nine month periods ended September 30, 2021 and 2020 was approximately $82,000, and is included in selling, general and administrative expenses in the condensed consolidated income statements. All lease payments during the nine months ended September 30, 2021 and the year ended December 31, 2020 were made to Mr. Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

On March 30, 2021, the Company and Scott West entered into the Separation Agreement. Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. Mr. West will receive a payment of $200,000 (payable in equal installments over six months) and monthly payments of $775 for up to a year to offset health coverage costs. Further, Mr. West received 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. The total cost related to the separation payment and the issuance of shares of the Company’s restricted common stock was expensed in the first quarter of 2021. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Industrial Assets Division:
Net operating income	$765	$1,489	$2,538	$2,346

Financial Assets Division:
Net operating income	$449	$609	$1,372	$1,789

Corporate and Other:
Net operating loss	$(681)	$(486)	$(2,258)	$(1,405)

Consolidated:
Net operating income	$533	$1,612	$1,652	$2,730

Note 14 – Acquisitions

The Company has determined that the acquisition of certain assets and liabilities of American Laboratory Trading constitutes a business acquisition as defined by ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Value Measurement (“ASC 820”).

On August 23, 2021, the Company acquired (the “Transaction”) certain assets and liabilities of American Laboratory Trading pursuant to the terms and conditions of an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated August 18, 2021, among the Company, American Laboratory Trading and certain individuals named therein. The aggregate purchase price paid to American Laboratory Trading was approximately $4.3 million, consisting of $2.3 million in cash, as adjusted for American Laboratory Trading's working capital, and the $2.0 million ALT Note. The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. American Laboratory Trading and ALT are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for losses arising from certain breaches of the Asset Purchase Agreement and for certain other liabilities, subject to applicable limitations set forth in the Asset Purchase Agreement. HGI has guaranteed the obligations of ALT under the terms of the Asset Purchase Agreement and the ALT Note.

On August 23, 2021, in connection with the Transaction, a wholly-owned subsidiary of HGI (“RE Purchaser”), acquired the real property used in ALT’s business (the “Property”) pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement” and together with the Purchase Agreement, the “Agreements”), dated August 18, 2021, between 12 Colton Road, LLC and RE Purchaser. The purchase price for the Property was $1.3 million. The Real Estate Purchase Agreement contains customary representations and warranties and covenants by each party. The parties to the Real Estate Purchase Agreement are obligated, subject to certain limitations, to indemnify the other under the Real Estate Purchase Agreement for losses arising from certain breaches of the Real Estate Purchase Agreement and other liabilities, subject to applicable limitations set forth in the Real Estate Purchase Agreement.

ALT is a supplier of refurbished lab equipment and a provider of surplus asset services for the life sciences. The acquisition enhances the Company’s position in the biotech sector. Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

The fair value estimates for the assets acquired and liabilities assumed were based upon valuations using information known and knowable as of the date of this filing. Changes to these assumptions and estimates could cause an impact to the valuation of assets acquired, including intangible assets, goodwill and the related tax impacts of the acquisition, as well as legal and other contingencies. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows (in thousands):

Accounts receivable	$337
Inventory – equipment	1,122
Intangible assets	1,360
Goodwill	1,677
Other assets	7
Accounts payable and accrued liabilities	(185)
Purchase price	$4,318

The $1.4 million of intangible assets are attributable to $1.0 million of customer relationships that will be amortized over a period of five years and $0.4 million for the American Laboratory Trading trade name, which has an indefinite life.

The excess of the consideration transferred over the fair values of assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to increased synergies that are expected to be achieved from the acquisition. Goodwill is expected to be deductible for income tax purposes.

The financial results of ALT have been included in our condensed consolidated financial statements since the date of the acquisition and contributed an immaterial amount of revenue and net income from the date of acquisition through September 30, 2021. ALT is reported as part of our Industrial Assets segment.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below is provided for illustrative purposes only and summarizes the combined results of operations of the Company and ALT. For purposes of this pro forma presentation, the acquisition of ALT is assumed to have occurred on January 1, 2020. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets, interest expense from the ALT Note, and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2020, nor of the results of operations that may be obtained in the future. The amounts presented below (in thousands) are preliminary based on management’s best estimate and will be finalized as the information necessary to complete the analysis is obtained.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pro forma revenues	$7,037	$8,817	$22,264	$21,985
Pro forma net income	$456	$1,491	$2,325	$4,288

Pro forma net income per share - basic	$0.01	$0.05	$0.07	$0.15
Pro forma net income per share - diluted	$0.01	$0.05	$0.06	$0.14

Note 15 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2021 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2021 and 2020, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021 (the “Form 10-K”).

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

In 2021, HGI acquired certain assets and liabilities of American Laboratory Trading, one of the largest suppliers of premium refurbished lab equipment in North America and a key provider of surplus asset services for the life sciences. As a result of this acquisition, American Laboratory Trading operates as one of our wholly-owned divisions, ALT.

The organization chart below outlines our basic domestic corporate structure as of September 30, 2021.

(1)	Registrant.
(2)	Full service, global auction, appraisal and asset advisory company.
(3)	Asset liquidation company that acquires and monetizes distressed and surplus assets.
(4)	Supplier of refurbished lab equipment.
(5)	Broker of charged-off receivables.
(6)	Specialty financing solutions for charged-off and nonperforming asset portfolios.

COVID-19

The novel coronavirus (“COVID-19”) pandemic had a negative impact on our performance during the first three quarters of 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales by financial institutions, and a delay in the typical process for the sale of certain industrial assets by manufacturing companies.

Going forward, and subject to the caveat below, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance, as our asset liquidation business is highly concentrated in distressed and surplus assets and we expect that there will be an increased supply of distressed and surplus assets as a result of the COVID-19 pandemic and any downward trends in the overall economy, resulting in more potential for principal and fee based deals. We believe that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, as stimulus payments conclude, we expect that the COVID-19 pandemic will have the following positive impacts:

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

A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread in the United States and across the globe. Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues depending on the scope and magnitude of such policies.

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

In 2021, we increased our asset liquidation operations with our acquisition of certain assets and liabilities of American Laboratory Trading, a retailer of refurbished lab equipment and a key provider of surplus asset services for the life sciences.

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

Differentiated Business Model.  We believe we have diversified business lines serving the financial and industrial asset liquidation market. We have multiple revenue streams in our brokerage and principal-based auction services, advisory services and secured lending services. Further, our business is event-driven and we have repeat, forward-flow contracts in place with industry leading customers. We expect to drive growth in our revenue streams by taking different roles, and using partners as needed.

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

Strong Management Team.  We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove has many decades of experience in the auction business, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity under an agreement that runs through December 31, 2024. Also during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX and has served in such capacity since the Company acquired NLEX in 2014.

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

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have funded $27.0 million in total loans to investors by both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $10.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

Our Industrial Assets Division

Our Industrial Assets division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. The fees for our services typically range from 15–50%, depending on our role and the transaction. This division predominantly targets sellers of surplus or distressed “inside the building” assets. Our buyers consist of both end-users and dealers. The acquisition of ALT further strengthens our service offering in the biotech and pharma sectors, which have been key verticals over the past decade.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no changes to these policies during the nine months ended September 30, 2021.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $9.9 million and $13.0 million as of September 30, 2021 and December 31, 2020, respectively.

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

Our current assets as of September 30, 2021 decreased to $19.8 million compared to $27.0 million as of December 31, 2020 primarily due to decreased cash as a result of cash used in operating activities during the nine months ended September 30, 2021 and the acquisition of certain assets and liabilities of American Laboratory Trading completed in the third quarter of 2021. Our current liabilities as of September 30, 2021 decreased to $10.0 million compared to $14.0 million as of December 31, 2020 primarily due to the settlement of auction liabilities for certain auctions held in the fourth quarter of 2020.

During the nine months ended September 30, 2021, our primary source of cash was the cash on hand plus the cash provided by our asset liquidation business. Cash disbursements during the nine months ended September 30, 2021 consisted primarily of lending activity of $5.9 million under HGC, the acquisition of certain assets and liabilities of American Laboratory Trading for $4.3 million, the acquisition of real estate used in American Laboratory Trading’s business for $1.3 million, payment of operating expenses, settlement of auction liabilities and investments in equity method investments.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of cash flows from our on-going asset liquidation operations, proceeds from the 2020 Public Offering, and draws on our 2021 Credit Facility, as needed.

Our indebtedness consists of any amounts borrowed under our 2021 Credit Facility as well as the ALT Note, which was issued as part of the acquisition of certain assets and liabilities of American Laboratory Trading. On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement with C3bank, National Association (the “2021 Credit Facility”) for a $10.0 million revolving line of credit, which replaced the 2020 Credit Facility. The 2021 Credit Facility has a maturity date of May 11, 2023. We are permitted to use the proceeds from the 2021 Credit Facility solely for our business operations. We had no outstanding borrowings under the 2021 Credit Facility as of September 30, 2021. We owed $2.0 million on the ALT Note as of September 30, 2021.

Ownership Structure and Capital Resources

•	As of September 30, 2021, the Company had stockholders’ equity of $31.6 million, as compared to $29.9 million as of December 31, 2020.
•

On May 11, 2021, the Company entered into the 2021 Credit Facility, which replaced the 2020 Credit Facility. The 2021 Credit Facility has a maturity date of May 11, 2023. We had no outstanding borrowings under the 2021 Credit Facility as of September 30, 2021.

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

Cash Position and Cash Flows

Cash and cash equivalents as of September 30, 2021 were $13.2 million as compared to $23.4 million as of December 31, 2020, a decrease of approximately $10.2 million.

Cash (used in) provided by operating activities.  Cash used in operations was $4.1 million during the nine months ended September 30, 2021 as compared to cash provided by operating activities of $2.8 million during the same period in 2020. The approximate $6.9 million change was primarily attributable to a change of $6.7 million in operating assets and liabilities during the nine months ended September 30, 2021 as compared to the same period in 2020. The amount was further attributable to a change in net income adjusted for noncash items, which was $0.2 million lower during the nine months ended September 30, 2021 as compared to the same period in 2020.

The significant changes in operating assets and liabilities during the nine months ended September 30, 2021 as compared to the same period in 2020 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash (used in) provided by investing activities.  Cash used in investing activities during the nine months ended September 30, 2021 was $7.3 million compared to cash provided by investing activities of $0.6 million during the same period in 2020. The approximate $7.9 million change was primarily attributable to the acquisition of certain assets and liabilities of American Laboratory Trading for $4.3 million and the acquisition of real estate used in American Laboratory Trading’s business for $1.3 million in the third quarter of 2021. The remaining $2.3 million change is primarily attributable to $0.7 million in additional transfers of notes receivable to partners and payments received on notes receivable in the prior period compared to the current period, and additional investments in notes receivable of $1.4 million in the current period compared to the prior period.

Cash provided by (used in) financing activities.  Cash provided by financing activities was $1.2 million during the nine months ended September 30, 2021 compared to cash used in financing activities of $0.4 million during the nine months ended September 30, 2020. Financing activities during the nine months ended September 30, 2021 consisted primarily of $2.0 million in proceeds from the issuance of the ALT Note as part of the acquisition of certain assets and liabilities of American Laboratory Trading and payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards. Financing activities during the same period in 2020 consisted of draws on the 2020 Credit Facility of $5.6 million and repayments of third party loans of $5.9 million (including $5.6 million on the 2020 Credit Facility).

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the condensed consolidated financial statements included in our Form 10-K.

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

On August 23, 2021, a wholly-owned subsidiary (“ALT Purchaser”) of HGI acquired (the “Transaction”) certain assets and liabilities of American Laboratory Trading, pursuant to the terms and conditions of an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated August 18, 2021, among the Company, American Laboratory Trading and certain individuals named therein. The aggregate purchase price paid to American Laboratory Trading was approximately $4.3 million, consisting of $2.3 million in cash, as adjusted for American Laboratory Trading 's working capital, and a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”). The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. American Laboratory Trading and ALT Purchaser are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for losses arising from certain breaches of the Asset Purchase Agreement and for certain other liabilities, subject to applicable limitations set forth in the Asset

Purchase Agreement. HGI has guaranteed the obligations of ALT Purchaser under the terms of the Asset Purchase Agreement and the ALT Note.

On August 23, 2021, in connection with the Transaction, a wholly-owned subsidiary of HGI (“RE Purchaser”), acquired the real property used in American Laboratory Trading’s business (the “Property”) pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement” and together with the Purchase Agreement, the “Agreements”), dated August 18, 2021, between 12 Colton Road, LLC and RE Purchaser. The purchase price for the Property was $1.3 million. The Real Estate Purchase Agreement contains customary representations and warranties and covenants by each party. The parties to the Real Estate Purchase Agreement are obligated, subject to certain limitations, to indemnify the other under the Real Estate Purchase Agreement for losses arising from certain breaches of the Real Estate Purchase Agreement and other liabilities, subject to applicable limitations set forth in the Real Estate Purchase Agreement.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
Revenues:
Services revenue	$4,822	$6,060	$(1,238)	(20)%	$14,020	$15,713	$(1,693)	(11)%
Asset sales	1,169	1,506	(337)	(22)%	4,248	2,214	2,034	92%
Total revenues	5,991	7,566	(1,575)	(21)%	18,268	17,927	341	2%

Operating costs and expenses:
Cost of services revenue	1,100	1,605	(505)	(31)%	3,235	3,344	(109)	(3)%
Cost of asset sales	675	990	(315)	(32)%	1,870	1,358	512	38%
Selling, general and administrative	3,494	3,378	116	3%	11,134	10,516	618	6%
Depreciation and amortization	105	92	13	14%	294	272	22	8%
Total operating costs and expenses	5,374	6,065	(691)	(11)%	16,533	15,490	1,043	7%
Earnings of equity method investments	(84)	111	(195)	(176)%	(83)	293	(376)	(128)%
Operating income	533	1,612	(1,079)	(67)%	1,652	2,730	(1,078)	(39)%
Interest and other expense, net	(6)	(3)	(3)	(100)%	6	(38)	44	116%
Income before income tax expense (benefit)	527	1,609	(1,082)	(67)%	1,658	2,692	(1,034)	(38)%
Income tax expense (benefit)	53	345	(292)	(85)%	(435)	(649)	214	(33)%
Net income	$474	$1,264	$(790)	(63)%	$2,093	$3,341	$(1,248)	(37)%

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Industrial Assets Division:
Net operating income	$765	$1,489	$2,538	$2,346

Financial Assets Division:
Net operating income	$449	$609	$1,372	$1,789

Corporate and Other:
Net operating loss	$(681)	$(486)	$(2,258)	$(1,405)

Consolidated:
Net operating income	$533	$1,612	$1,652	$2,730

Three-Month Period Ended September 30, 2021 Compared to Three-Month Period Ended September 30, 2020

Revenues and cost of revenues – Revenues were $6.0 million during the three months ended September 30, 2021 compared to $7.6 million during the same period in 2020. Costs of services revenue and asset sales were $1.8 million during the three months ended September 30, 2021 compared to $2.6 million during the same period in 2020. The gross profit of these items was $4.2 million during the three months ended September 30, 2021 compared to $5.0 million during the same period in 2020, a decrease of approximately $0.8 million, or approximately 15%. The decreased gross profit in the second quarter of 2021 reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $3.5 million during the three months ended September 30, 2021 compared to $3.4 million during the same period in 2020.

Significant components of selling, general and administrative expense for the three months ended September 30, 2021 and September 30, 2020 are shown below (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	% change
Compensation
HGP	$1,141	$1,277	(11)%
ALT	118	—	100%
NLEX	730	908	(20)%
HGI	228	252	(10)%
HGC	94	108	(13)%
Stock-based compensation	102	97	5%

Consulting	13	—	100%
Board of Directors fees	62	64	(3)%
Accounting, tax and legal professional fees	293	123	138%
Insurance	146	114	28%
Occupancy	241	225	7%
Travel and entertainment	121	36	236%
Advertising and promotion	66	85	(22)%
Information technology support	86	76	13%
Other	53	13	308%
Total selling, general & administrative expense	$3,494	$3,378	3%

Although our total selling, general and administrative expense remained relatively consistent during the three months ended September 30, 2021 compared to the same period in 2020, the Company incurred increased compensation, accounting and legal fees due to the acquisition of ALT’s business, offset by decreased compensation expense based on declined performance in our NLEX divisions.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended September 30, 2021 and the same period in 2020, which consisted primarily of amortization expense related to intangible assets.

Nine-Month Period Ended September 30, 2021 Compared to Nine-Month Period Ended September 30, 2020

Revenues and cost of revenues – Revenues were $18.3 million during the nine months ended September 30, 2021 compared to $17.9 million during the same period in 2020. Costs of services revenue and asset sales were $5.1 million during the nine months ended September 30, 2021 compared to $4.7 million during the same period in 2020. The gross profit of these items was $13.2 million during the nine months ended September 30, 2021 and the same period in 2020. Although consistent this quarter, changes can result due to the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $11.1 million during the nine months ended September 30, 2021 and $10.5 million during the same period in 2020.

	Nine Months Ended September 30,
	2021	2020	% change
Compensation
HGP	$4,039	$3,758	7%
ALT	118	—	100%
NLEX	2,418	2,818	(14)%
HGI	783	654	20%
HGC	328	339	(3)%
Stock-based compensation	313	258	21%

Consulting	37	91	(59)%
Board of Directors fees	187	185	1%
Accounting, tax and legal professional fees	930	520	79%
Insurance	393	337	17%
Occupancy	725	664	9%
Travel and entertainment	241	234	3%
Advertising and promotion	239	332	(28)%
Information technology support	241	201	20%
Other	142	125	14%
Total selling, general & administrative expense	$11,134	$10,516	6%

As compared to the nine months ended September 30, 2020, there was an increase in selling, general and administrative expense during the nine months ended September 30, 2021 due to increased compensation expense within our HGI and HGP divisions as a result of improved financial performance, increased compensation, accounting and legal fees due to the acquisition of ALT’s business, and a one-time expense related to the Separation Agreement. This increase was partially offset by decreased compensation expense within our NLEX division as a result of declined financial performance.

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million during the nine months ended September 30, 2021 and the same period in 2020, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$474	$1,264	$2,093	$3,341
Add back:
Depreciation and amortization	105	92	294	272
Interest and other expense, net	6	3	(6)	38
Income tax expense (benefit)	53	345	(435)	(649)
EBITDA	638	1,704	1,946	3,002

Management add back:
Stock based compensation	102	97	313	258
Separation Agreement	—	—	200	—
Adjusted EBITDA	$740	$1,801	$2,459	$3,260

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

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Asset Purchase Agreement, dated August 18, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., Dante LaTerra and Heritage Global Inc.* (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.2

Purchase and Sale Agreement, dated August 18, 2021, between 12 Colton Road, LLC and HG ALT LLC* (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.3

Subordinated Promissory Note, dated August 23, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., and Heritage Global Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: November 10, 2021	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Vice President of Finance and Controller
(Principal Financial Officer)