Form 10-K
period 2021-12-31
Heritage Global Inc.
filed 2022-03-17
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 001-39471

HERITAGE GLOBAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2291344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12625 High Bluff Drive, Suite 305, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 847-0659

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HGBL	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2021, was approximately $72.3 million. As of March 1, 2022, there were 36,599,262 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2021 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

Item 1. Business.

Overview and History

Heritage Global Inc. is an asset services company specializing in financial and industrial asset transactions. We provide a full suite of services including market making, acquisitions, dispositions, valuations and secured lending. We focus on identifying, valuing, acquiring and monetizing underlying tangible and intangible assets across more than twenty-five global sectors. We act as an advisor, as well as a principal, acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, accounts receivable portfolios, intellectual property, and entire business enterprises.

Our asset liquidation business began operations in 2009 with the establishment of Heritage Global LLC (“HG LLC”).

In 2012, we increased our in-house asset liquidation expertise with our acquisition of 100% of the outstanding equity of Heritage Global Partners, Inc. (“HGP”), a global full-service auction, appraisal and asset advisory firm. HGP now also operates the business of acquiring turnkey manufacturing facilities and used industrial machinery and equipment, which was historically operated by HG LLC.

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

On August 23, 2021, the Company acquired certain assets and liabilities of American Laboratory Trading (ALT). ALT is a supplier of refurbished lab equipment and a provider of surplus asset services for the life sciences.

As a result of the events and acquisitions outlined above, management believes that our expanded platform will allow us to achieve our long-term industry leadership goals.

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

Our corporate headquarters are located at 12625 High Bluff Drive, Suite 305, San Diego, CA 92130. Our telephone number is (858) 847-0659 and our corporate website is www.hginc.com.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2021.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware)(6)

	100%
	Heritage ALT LLC (Delaware) (4)

(1)
Registrant.
(2)
Full service global auction, appraisal and asset advisory company that also acquires and monetizes distressed and surplus assets.
(3)
Holding Company.
(4)
Supplier of refurbished lab equipment.
(5)
Broker of charged-off and nonperforming receivables.
(6)
Specialty financing solutions for charged-off and nonperforming asset portfolios.

COVID-19

The novel coronavirus (“COVID-19”) pandemic had a negative impact on our performance during 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales by financial institutions, and a delay in the typical process for the sale of certain industrial assets by manufacturing companies.

Going forward, and subject to the caveat below, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance, as we expect that the supply of surplus industrial assets will return to pre-pandemic levels and the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, as stimulus payments conclude, we expect that the COVID-19 pandemic will have the following positive impacts:

•
increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;
•
increased funding opportunities for HGC as lenders begin to increase loan volume while loosening underwriting standards, which will subsequently increase loans available to debt buyers of charged-off accounts; and
•
incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues depending on the scope and magnitude of such policies.

Employees

As of December 31, 2021, we had 63 total and full-time employees: 28 are employed by HGP, 14 by NLEX, 17 by ALT and four by HGC.

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by our Industrial Assets division and the accounts receivable brokerage and specialty financing services provided by our Financials Assets division, each of which is further described below. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers. Some competitors have significantly greater financial and marketing resources and name recognition.

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

Compelling Macro Growth Drivers. Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer lending and resulting charge-offs are expected to continue their upward trend to meet, and possibly exceed, pre-pandemic levels which we believe will drive an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High Return on Invested Capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal rather than the lower margin role of broker. Further, we believe we have a strong growth opportunity in providing secured loans to our financial asset debt buyers, a service we are providing through HGC.

Strong Management Team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity, and is expected to do so until December 31, 2024. Also, during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets division provides liquidity to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks, the U.S. government, and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $150 billion face value of performing, nonperforming and charged-off assets. NLEX sales are concentrated in online, automotive, consumer credit card, student loan and real estate charge-offs. The typical credit we broker sells at a deep discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. NLEX is in the process of expanding into the FinTech lenders, peer-to-peer lending and Buy Now Pay Later sectors, where we believe NLEX has opportunity for significant growth. In addition, we plan to add post-sale initiatives, making our services more attractive to our customers as compared to our competitors.

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $36.1 million in total loans to investors by both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $14.2 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

Our management team has decades of domain expertise with the ability to leverage extensive industry relationships, real time access to databases of buyers and sales, as well as a deep understanding of the underlying asset value across the more than 25 industrial sectors in which we operate. We believe we have the opportunity for growth in our auction services through our ability to secure ongoing contracts with large multinational sellers, to be a first mover in emerging sectors, and to gain market share in sectors in which we are currently less active. Our extensive network and ability to find and source new opportunities are key factors for expansion. We believe we have the opportunity for growth in our valuation services through the addition of incremental bank-approved vendor lists, geographic expansion and through deeper penetration with our existing bank relationships.

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

Our Articles authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. Of the 10,000,000 shares of preferred stock authorized under our Articles, the Company has designated 20,000 shares as Series N Preferred Stock. There are 565 shares of Series N Preferred Stock issued and outstanding. Our Board is authorized to determine the rights and preferences of any additional series or class of preferred stock. Our Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that are senior to our shares of common stock or that could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of the Company.

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2021 approximately 15% of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2021, we do not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 11.3% of our common stock as of March 1, 2022. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are San Diego, CA and Hayward, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. The Edwardsville office is leased from a related party, as discussed in Note 15 to our consolidated financial statements. On August 23, 2021, in connection with the ALT acquisition we acquired the warehouse and office space used in ALT’s business located in East Lyme, CT, as discussed in Note 3 to our consolidated financial statements.

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

Holders

As of March 1, 2022, we had approximately 340 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2021, we do not have any preferred stock outstanding which has any preferential dividends.

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

Issuer Purchases of Equity Securities.

None.

Item 6. [Reserved].

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

Liquidity and Capital Resources

Liquidity

At December 31, 2021, we had working capital of $9.1 million, as compared to working capital of $13.0 million at December 31, 2020, a decrease of $3.9 million.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021, we deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both our Financial Assets and Industrial Assets Divisions.

Our current assets decreased to $23.3 million at December 31, 2021 compared to $27.0 million at December 31, 2020. The most significant change was a decrease in cash of $9.8 million offset primarily by an increase in inventory of $3.0 million, and further offset by an aggregate increase in receivables and other current assets of $3.1 million.

Our current liabilities increased to $14.2 million at December 31, 2021 as compared to $14.0 million at December 31, 2020. The increase of $0.2 million is primarily due to an increase in the current portion of third party debt of $2.5 million offset by a decrease in accounts payable and accrued liabilities of $2.4 million.

We believe we can fund our operations and our debt service obligations during 2022 and beyond through a combination of cash flows from our on-going asset liquidation operations, proceeds from the sale of shares of common stock completed in October 2020, and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, as well as any amounts borrowed under our Credit Facility. We are required to pay off the ALT Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. On May 5, 2021, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The Credit Facility matures on May 7, 2023 and replaces our previous credit facility with C3bank of $5.0 million, which matured on April 5, 2021. We are permitted to use the proceeds of the loan solely for our business operations. As of December 31, 2021, we had an outstanding balance of $1.9 million on the Credit Facility.

During 2021, our primary sources of cash were the operations of our asset liquidation business and proceeds from the sale of shares of common stock completed in October 2020. Cash disbursements during 2020 consisted primarily of settlement of auction proceeds, lending activity under our new specialty finance unit of HGC, debt repayment, purchases of inventory and payment of operating expenses.

We expect that our asset liquidation business will continue to be the primary source of cash required for ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2021 and 2020, we had stockholders’ equity of $32.6 million and $29.9 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2021 were $13.6 million compared to $23.4 million at December 31, 2020.

Cash (used in) provided by operating activities. Cash used in operations was $2.6 million during 2021 as compared to cash provided by operating activities of $9.1 million during 2020. The approximate $11.8 million change was primarily attributable to a change of $13.3 million in operating assets and liabilities during 2021 as compared to 2020. The amount was further attributable to a change in net income adjusted for noncash items, which was $1.5 million higher during 2021 as compared to 2020.

The significant changes in operating assets and liabilities during 2021 as compared to 2020 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with such transactions are therefore subject to the same variability and can be different at the end of any given period.

Cash (used in) provided by investing activities. Cash used in investing activities during 2021 was $10.2 million, as compared to cash provided by investing activities of $4.5 million during 2020. The approximate $14.7 million change was in part attributable to the acquisition of certain assets and liabilities of American Laboratory Trading for $4.3 million, and real estate used in American Laboratory Trading’s business for $1.4 million in 2021. The remaining change of $9.0 million is primarily attributable to a decrease in cash distributions from our equity method investments of $5.1 million, as compared to distributions in 2020, and an increase of lending activity in our specialty financing division in 2021 of approximately $3.9 million.

Cash provided by financing activities. Cash provided by financing activities was $3.1 million during 2021, as compared to cash provided by financing activities of $7.0 million during 2020. The 2021 activity consisted primarily of $2.0 million in proceeds from the issuance of the ALT Note as part of the acquisition of certain assets and liabilities of American Laboratory Trading, and draws on our Credit Facility of $3.2 million, offset by aggregate repayments of debt payable to third parties of $1.4 million and payments of tax withholdings related to cashless exercises of stock option awards of $1.0 million. Financing activities during 2020 consisted of draws on our previous credit facility with C3bank of $5.6 million, offset by aggregate repayments of debt payable to third parties of $6.1 million, and $7.5 million in net proceeds from the sale of shares of common stock completed in October 2020.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations for 2021 and 2020 (in thousands).

	Year ended December 31,
	2021	2020
Revenues:
Services revenue	$19,954	$21,806
Asset sales	5,838	4,377
Total revenues	25,792	26,183
Operating costs and expenses:
Cost of services revenue	4,499	6,320
Cost of asset sales	2,929	2,789
Selling, general and administrative	14,811	14,449
Depreciation and amortization	460	362
Total operating costs and expenses	22,699	23,920
Earnings of equity method investments	(79)	3,796
Operating income	3,014	6,059
Interest and other expense, net	(22)	(45)
Income before income tax benefit	2,992	6,014
Income tax benefit	(61)	(3,644)
Net income	$3,053	$9,658

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	For the Year Ended December 31,
	2021	2020
Industrial Assets Division:
Net operating income	$3,393	$5,764

Financial Assets Division:
Net operating income	$2,024	$2,637

Corporate and Other:
Net operating loss	$(2,403)	$(2,342)

Consolidated:
Net operating income	$3,014	$6,059

2021 Compared to 2020

Revenues and cost of revenues – Revenues were $25.8 million in 2021 as compared to $26.2 million in 2020 and costs of services revenue and asset sales were $7.4 million in 2021 compared to $9.1 million in 2020. The gross profits were therefore $18.4 million in 2021 compared to $17.1 million in 2020, an increase of approximately $1.3 million or approximately 8%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $14.8 million in 2021 as compared to $14.4 million in 2020, an increase of $0.4 million or 3%. The overall increase was primarily due to additional expenses of $1.1 million related to the acquisition of ALT and an increase of $0.3 in compensation related to the Separation Agreement. These increases were offset by the employee retention credit, ("ERC") of $0.6 million and decreased compensation expense of $0.4 million based on declined performance in our NLEX division.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year ended December 31,
	2021	2020	% change
Compensation:
HGP	$5,473	$5,179	6%
ALT	436	—	100%
NLEX	3,166	3,571	(11)%
HGI	999	1,119	(11)%
HGC	446	442	1%
Employee retention tax credit	(602)	—	100%
Stock-based compensation	408	353	16%

Consulting	75	94	(20)%
Board of Directors fees	260	258	1%
Accounting, tax and legal professional fees	1,183	802	48%
Insurance	543	453	20%
Occupancy	964	886	9%
Travel and entertainment	368	277	33%
Advertising and promotion	357	444	(20)%
Information technology support	326	288	13%
Other	409	283	45%
Total selling, general and administrative expense	$14,811	$14,449	3%

Depreciation and amortization expense – Depreciation and amortization expense in the years ended 2021 and 2020 was $0.5 million and $0.4 million respectively, and consisted almost entirely of amortization expense related to intangible assets. In both years the depreciation of property, plant and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2021 and 2020.

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

	Year ended December 31,
	2021	2020
Net income	$3,053	$9,658
Add back:
Depreciation and amortization	460	362
Interest and other expense, net	22	45
Income tax benefit	(61)	(3,644)
EBITDA	3,474	6,421

Management add back:
Stock based compensation	408	353
Separation agreement	200	—
Adjusted EBITDA	$4,082	$6,774

Recently adopted accounting pronouncements

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

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of our notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Revenue recognition

In 2018, we adopted the accounting standard ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method.

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2021), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2021, the deferred revenue balance was $0.5 million. The deferred revenue balance is primarily related to customer deposits on ALT asset sales. We record receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

We evaluate revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis. We have determined that we act as an agent for our fee based asset liquidation transactions and therefore we report the revenue from transactions in which we act as an agent on a net basis.

We also earn asset liquidation income through asset liquidation transactions that involve us acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). For these transactions, in which our ownership share meets the criteria for the equity method investments under ASC Topic 323 – Equity Method and Joint Ventures (“ASC 323”), we do not record asset liquidation revenue or expense. Instead, our proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

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

During 2021 and 2020 we generated revenues specific to one customer representing 8% and 10% of total revenues respectively.

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

Accounts receivable, net

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

As of December 31, 2021, we have not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, we perform a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

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

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including the ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

As an employer that carried on a trade or business during calendar year 2020 and whose gross receipts were less than 80% in relation to comparable periods in 2019, we are eligible for the refundable ERC under the Cares Act for the quarters ended June 30, 2021 and September 30, 2021.

As we have incurred certain employment taxes during 2021 and have yet to receive the refundable ERC, we have accounted for the credit as a loss recovery under ASC Topic 410, Asset Retirement and Environmental Obligations (by analogy), which indicates that a claim for recovery should be recognized only when the claim is probable as it is defined in ASC Topic 450, Contingencies. We have determined that the claim is in alignment with applicable regulatory criteria, the amounts are known and realizable, and refundable ERC is probable. Accordingly, and for the year ended December 31, 2021, we have recorded a $0.6 million receivable classified in other current assets on our consolidated balance sheet and a corresponding reduction to payroll tax expense within Selling, general and administrative expense on our consolidated statement of income.

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

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. In August 2021 we acquired American Laboratory Trading ("ALT") for approximately $5.6 million. Our purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate. See Note 3 to our consolidated financial statements for further detail.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, we monitor events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. We assess whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of our identifiable intangible assets at December 31, 2021 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 10 to our consolidated financial statements. No impairment charges were necessary during 2021.

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

All of our goodwill relates to our acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and is discussed in more detail in Note 10 to our consolidated financial statements.

Future impairment of our intangible assets and goodwill could result from changes in assumptions, estimates or circumstances, some of which are beyond our control. The most significant items that could impact our business and result in an impairment charge are outlined in “Item 1A. Risk Factors” of this Report.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the value of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards. In 2020 we recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $4.4 million as we believe that it is more likely than not that some of our net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 14 to our consolidated financial statements.

Liabilities and contingencies

We are involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case by case basis, we evaluate the likelihood of possible outcomes for these contingent matters. Based on this evaluation, we determine whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be estimated, we accrue the estimated loss in the current period. Refer to Note 16 to our consolidated financial statements for further detail.

Stock-based compensation

Our stock-based compensation is primarily in the form of options to purchase common shares. The fair value of stock options is calculated using the Black-Scholes option pricing model. The determination of the fair value of our stock options is based on a variety of factors including, but not limited to, the price of our common stock, the expected volatility of the stock price over the expected life of the award and expected exercise behavior. The fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of our stock-based compensation plans do not require that we settle any options by transferring cash or other assets, and therefore we classify the option awards as equity. See Note 17 to our consolidated financial statements for further discussion of our stock-based compensation.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2021 and 2020, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Class I Directors” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2022 Annual Meeting of Stockholders with respect to our directors and is set forth under the heading “Information About Our Executive Officers” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, as well as in Item 1 of Part I of this Report with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Corporate Governance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Auditor” in the definitive proxy materials to be filed in connection with our 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.
Financial Statements:

Report of Baker Tilly US, LLP, Independent Registered Public Accounting Firm (PCAOB ID: 23)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

4.2	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on form 10-K filed on March 8, 2021 (File No. 001-39471), and incorporated herein by reference).

10.1*	2003 Stock Option and Appreciation Rights Plan (filed as Appendix E to the Company’s Definitive Proxy Statement filed on October 31, 2003 (File No. 000-17973), and incorporated herein by reference).

10.2*	2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 000-17973), and incorporated herein by reference).

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

10.14*

Employment Agreement between James Sklar and Heritage Global Partners, Inc. effective as of June 23, 2013 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.15*

Employment Agreement between David Ludwig and National Loan Exchange, Inc. effective as of May 31, 2014 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.16

Secured Promissory Note by and between Heritage Global Inc. and The Dove Holdings Corporations, effective as of December 23, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2016 (File No. 000-17973), and incorporated herein by reference).

10.17*

Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.18*	2016 Stock Option Plan (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.19*

Addendum to Employment Agreements, effective June 1, 2018, by and between Heritage Global Inc., National Loan Exchange, Inc., Tom Ludwig and David Ludwig (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018 (File No. 000-17973), and incorporated herein by reference).

10.20

Secured Promissory Note by and between Heritage Global Inc. and First Choice Bank, effective as of September 27, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2018 (File No. 000-17973), and incorporated herein by reference).

10.21

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

10.23

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

10.25

Promissory Note by and between Heritage Global Inc. and C3bank, National Association, effective as of February 5, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
February 14, 2020 (File No. 000-17973), and incorporated herein by reference).

10.26

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

10.28*

Employment Agreement, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 17, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.29*

Amendment to Stock Option Award, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 20, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.30*

Separation Agreement, dated March 30, 2021, by and between Heritage Global Inc. and Scott West (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021, and incorporated herein by reference).

10.31

Business Loan Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.32

Promissory Note, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.33

Commercial Security Agreement, dated May 11, 2014, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.34

Pledge and Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.35

Side Letter, dated May 5, 2021, by and between Heritage Global Inc. and C3bank, National Association ((filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.36

Asset Purchase Agreement, dated August 18, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., Dante LaTerra and Heritage Global Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.37

Purchase and Sale Agreement, dated August 18, 2021, between 12 Colton Road, LLC and HG ALT LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.38

Subordinated Promissory Note, dated August 23, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., and Heritage Global Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

21	List of subsidiaries.

23.1	Consent of Baker Tilly US, LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 17, 2022	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb, Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
Ross Dove

/s/ David Ludwig	Director	March 17, 2022
David Ludwig

/s/ Michael Hexner	Director	March 17, 2022
Michael Hexner

/s/ Shirley Cho	Director	March 17, 2022
Shirley Cho

/s/ Barbara Sinsley	Director	March 17, 2022
Barbara Sinsley

/s/ Kelly Sharpe	Director	March 17, 2022
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	March 17, 2022
Samuel L. Shimer

INDEX OF FINANCIAL STATEMENTS

Title of Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

DEFERRED TAX ASSETS

Critical Audit Matter Description

As described in Notes 2 and 14 to the consolidated financial statements, the Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.We identified the deferred tax assets as a critical audit matter due to the valuation allowance assessment which represents a significant estimate with a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪
Obtained an understanding of management’s estimate regarding the valuation allowance including the method/assumptions/data used to develop the estimate by reviewing management prepared memo.
▪
Reviewed the qualification and objectivity of the Company’s outside consultant who assisted in management’s determination of the valuation allowance.
▪
Examined the underlying data used in determining the valuation allowance, including historical financial data and future financial projections for reasonableness.
▪
Reviewed tax position and other disclosures related to the tax provision.

BUSINESS COMBINATION – FAIR VALUE OF INTANGIBLE ASSETS

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company accounted for the American Laboratory Trading acquisition as a business combination and allocated the purchase price amongst the tangible and intangible assets acquired and liabilities assumed. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets and liabilities.

We identified the valuation of intangible assets recorded in connection with the acquisition as a critical audit matter. The fair value estimates were based on underlying assumptions about future performance of the acquired business which involves significant estimation uncertainty.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪
Obtained management’s purchase price allocations detailing fair values assigned to acquired tangible and intangible assets.
▪
Obtained valuation reports prepared by valuation specialists engaged by management to assist in the purchase price allocations, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.
▪
Engaged auditor valuation specialist to assist audit engagement team in its review of management valuation specialist’s reports including review of valuation specialist’s reports including review of valuation methods, assumptions, and conclusions.
▪
Examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation reports, including historical and projected financial information.
▪
Tested the clerical accuracy of the models.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 17, 2022

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,622	$23,385
Accounts receivable (net of allowance for doubtful accounts of $122 in 2021; $0 in 2020)	2,732	1,496
Current portion of notes receivable, net	2,254	1,338
Inventory – equipment	3,220	235
Other current assets	1,456	498
Total current assets	23,284	26,952
Non-current portion of notes receivable, net	1,784	748
Equity method investments	4,683	2,402
Right-of-use asset	2,694	963
Property, plant and equipment, net	1,471	130
Intangible assets, net	4,565	3,123
Goodwill	7,446	5,585
Deferred tax assets	4,488	4,402
Other assets	49	250
Total assets	$50,464	$44,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,244	$13,609
Current portion of third party debt	2,479	—
Current portion of lease liabilities	501	380
Total current liabilities	14,224	13,989
Non-current portion of third party debt	1,352	—
Non-current portion of lease liabilities	2,249	623
Total liabilities	17,825	14,612

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 Series N shares at December 31, 2021 and 568 shares at December 31, 2020	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,574,702 shares at December 31, 2021 and 35,281,183 shares at December 31, 2020	366	353
Additional paid-in capital	293,030	293,400
Accumulated deficit	(260,763)	(263,816)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	32,639	29,943
Total liabilities and stockholders’ equity	$50,464	$44,555

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenues:
Services revenue	$19,954	$21,806
Asset sales	5,838	4,377
Total revenues	25,792	26,183

Operating costs and expenses:
Cost of services revenue	4,499	6,320
Cost of asset sales	2,929	2,789
Selling, general and administrative	14,811	14,449
Depreciation and amortization	460	362
Total operating costs and expenses	22,699	23,920
Earnings of equity method investments	(79)	3,796
Operating income	3,014	6,059
Interest and other expense, net	(22)	(45)
Income before income tax benefit	2,992	6,014
Income tax benefit	(61)	(3,644)
Net income	$3,053	$9,658

Weighted average common shares outstanding – basic	35,458,938	30,200,053
Weighted average common shares outstanding – diluted	36,901,390	32,708,235
Net income per share – basic	$0.09	$0.32
Net income per share – diluted	$0.08	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balance at December 31, 2019	568	$6	29,339,101	$293	$285,099	$(273,474)	$(77)	$11,847
Issuance of common stock from stock option awards	—	—	274,582	4	(107)	—	—	(103)
Issuance of common stock for services rendered	—	—	205,000	2	568	—	—	570
Issuance of common stock in public offering, net	—	—	5,462,500	54	7,487	—	—	7,541
Stock-based compensation expense	—	—	—	—	353	—	—	353
Net income	—	—	—	—	—	9,658	—	9,658
Foreign currency translation adjustments	—	—	—	—	—	—	77	77
Balance at December 31, 2020	568	6	35,281,183	353	293,400	(263,816)	—	29,943
Issuance of common stock from stock option awards	—	—	1,268,399	13	(778)	—	—	(765)
Issuance of restricted common stock	—	—	25,000	—	76	—	—	76
Issuance of common stock due to conversion of Series N Preferred stock	(3)	—	120	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	332	—	—	332
Net income	—	—	—	—		3,053	—	3,053
Balance at December 31, 2021	565	$6	36,574,702	$366	$293,030	$(260,763)	$—	$32,639

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2021	2020
Cash flows (used in) provided by operating activities:
Net income	$3,053	$9,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred issuance costs and fees	141	(30)
Earnings of equity method investments	79	(3,796)
Noncash lease expense	532	520
Depreciation and amortization	460	362
Deferred taxes	(86)	(4,030)
Stock-based compensation expense	408	353
Non-cash expense related to foreign operations	—	77
Changes in operating assets and liabilities:
Accounts receivable	(826)	363
Inventory – equipment	(2,487)	(131)
Other assets	(749)	818
Accounts payable and accrued liabilities	(3,095)	5,500
Lease liabilities	(61)	(516)
Net cash (used in) provided by operating activities	(2,631)	9,148

Cash flows (used in) provided by investing activities:
Investment in notes receivable	(8,039)	(6,081)
Payments received on notes receivable	3,984	1,736
Acquisition, net of cash acquired	(4,318)	—
Cash received on transfer of notes receivable to partners	1,961	4,950
Investment in equity method investments	(2,603)	(1,428)
Cash distributions from equity method investments	243	5,338
Purchase of property, plant and equipment	(1,425)	(7)
Net cash (used in) provided by investing activities	(10,197)	4,508

Cash flows provided by financing activities:
Proceeds from debt payable to third parties	5,248	5,625
Repayment of debt payable to third parties	(1,417)	(6,063)
Proceeds from issuance of common stock in public offering, net	—	7,541
Proceeds from issuance of common stock from stock option awards	221	66
Payments of tax withholdings related to cashless exercises of stock option awards	(987)	(168)
Net cash provided by financing activities	3,065	7,001
Net (decrease) increase in cash and cash equivalents	(9,763)	20,657
Cash and cash equivalents at beginning of year	23,385	2,728
Cash and cash equivalents at end of year	$13,622	$23,385

Supplemental cash flow information:
Cash paid for income taxes	$116	$143
Cash paid for interest	22	43
Issuance of common stock for services rendered	—	570
Noncash change in Right-of-use assets	2,263	—
Noncash change in Lease liabilities	2,263	—

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), Heritage Global Capital LLC (“HGC”), and Heritage ALT LLC (“ALT”). These entities, collectively, are referred to as “HGI,” the “Company,” “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HGI exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company began its asset liquidation operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP, NLEX, and ALT in 2012, 2014, and 2021 respectively, and the creation of HGC in 2019. As a result, HGI is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of both its Financial Assets Division and Industrial Assets Division.

COVID-19

The novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company's performance during 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales by financial institutions, and a delay in the typical process for the sale of certain industrial assets by manufacturing companies.

Going forward, and subject to the caveat below, the Company does not believe the COVID-19 pandemic will have material negative impacts on its financial performance, as the Company expects that the supply of surplus industrial assets will return to pre-pandemic levels and believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, as stimulus payments conclude, the Company expects that the COVID-19 pandemic will have the following positive impacts:

•
increased activity for NLEX and HGC due to expanding volumes of nonperforming and charged-off consumer loans;
•
increased funding opportunities for HGC as lenders begin to increase loan volume while loosening underwriting standards, which will subsequently increase loans available to debt buyers of charged-off accounts; and
•
incremental valuation opportunities for the Company's valuation business as a result of greater focus on collateral on bank balance sheets.

Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues depending on the scope and magnitude of such policies.

Public Offering

On October 6, 2020, the Company completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of its common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from the Company. The Company received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021, the Company deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both its Financial Assets and Industrial Assets Divisions.

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

The remaining asset sale transactions involve the Company acting jointly with one or more additional purchasers, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323 – Equity Method and Joint Ventures (“ASC 323”), are accounted for as equity method investments, and, accordingly, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. Although the Company generally expects to exit each of its investments in Joint Ventures in less than one year, they are classified on the balance sheet as non-current assets due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets. As the activity of the Joint Ventures involves asset purchase/resale transactions, which is similar in nature to the Company’s other asset liquidation activities, the earnings (losses) of the Joint Ventures are included in the operating income in the accompanying consolidated income statements.

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

Accounts receivable, net

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

As of December 31, 2021, the Company has not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

Inventory

The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. All inventory is recorded at the lower of cost or net realizable value.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including the ERC, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

As an employer that carried on a trade or business during calendar year 2020 and whose gross receipts were less than 80% in relation to comparable periods in 2019, the Company is eligible for the refundable ERC under the Cares Act for the quarters ended June 30, 2021 and September 30, 2021.

As the Company has incurred certain employment taxes during 2021 and have yet to receive the refundable ERC, the Company has accounted for the credit as a loss recovery under ASC Topic 410, Asset Retirement and Environmental Obligations (by analogy), which indicates that a claim for recovery should be recognized only when the claim is probable as it is defined in ASC Topic 450, Contingencies. The Company has determined that the claim is in alignment with applicable regulatory criteria, the amounts are known and realizable, and refundable ERC is probable. Accordingly, and for the year ended December 31, 2021, the Company recorded a $0.6 million receivable classified in other current assets on its consolidated balance sheet and a corresponding reduction to payroll tax expense within selling, general and administrative expense on its consolidated statement of income.

Equity Method Investments

As noted above, we conduct a portion of our asset liquidation business through Joint Ventures. Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. We monitor the value of each Joint Ventures’ underlying assets and liabilities and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. Given that the underlying transactions are identical, in all material aspects, to asset liquidation transactions that we undertake independently, the net assets are similarly expected to be sold within a one-year operating cycle. However, these investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. See Note 6 for further detail.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2021 and 2020, the carrying values of the Company’s cash, accounts receivable, other assets, accounts payable and accrued liabilities approximate fair value given the short term nature of these instruments. The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. At December 31, 2021 and 2020, the Company had no material financial instruments requiring fair value measurement.

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. In August 2021 the Company acquired American Laboratory Trading ("ALT") for approximately $5.6 million. The Company's purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate. See Note 3 for further detail.

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2021 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 10. No impairment charges were necessary during 2021.

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

All of the Company’s goodwill relates to its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and is discussed in more detail in Note 10.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets. In 2020 the Company recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $4.4 million as it is more likely than not that some of our net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 14.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be reasonably estimated, the Company accounts for the estimated loss in the current period. See Note 16 for further discussion.

Revenue recognition

In 2018, the Company adopted the accounting standard ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method.

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2021), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2021, the deferred revenue balance was approximately $0.5 million. The deferred revenue balance is primarily related to customer deposits on ALT asset sales. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period;

however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

The Company evaluates revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis. The Company has determined that it acts as an agent for its fee based asset liquidation transactions and therefore reports the revenue from transactions in which the Company acts as an agent on a net basis.

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

During 2021 and 2020 the Company generated revenues specific to one customer representing 8% and 10% of total revenues respectively.

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

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model. The determination of the fair value of the Company’s stock options is based on a variety of factors including, but not limited to, the price of the Company’s common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior. The grant date fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 17 for further discussion of the Company’s stock-based compensation.

Advertising

The Company expenses advertising costs in the period in which they are incurred. Advertising and promotion expense included in selling, general and administrative expense for the years ended December 31, 2021 and 2020, was $0.4 million and $0.4 million, respectively.

Recently adopted accounting pronouncements

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 became effective January 1, 2021 and did not have a material impact on the Company's consolidated financial statements.

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of the Company’s notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3 – Business Combinations

The Company has determined that the acquisition of certain assets and liabilities of American Laboratory Trading, ("ALT") constitutes a business acquisition as defined by ASC Topic 805, Business Combinations ("ASC 805"). Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC Topic 820, Fair Value Measurement (“ASC 820”).

On August 23, 2021, the Company acquired (the “Transaction”) certain assets and liabilities of American Laboratory Trading pursuant to the terms and conditions of an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated August 18, 2021, among the Company, American Laboratory Trading and certain individuals named therein. The aggregate purchase price paid to American Laboratory Trading was approximately $5.6 million, consisting of $2.3 million in cash, as adjusted for American Laboratory Trading's working capital, the $2.0 million ALT Note and acquired real property of $1.3 million. The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. The Company and ALT are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for losses arising from certain breaches of the Asset Purchase Agreement and for certain other liabilities, subject to applicable limitations set forth in the Asset Purchase Agreement. HGI has guaranteed the obligations of ALT under the terms of the Asset Purchase Agreement and the ALT Note.

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

ALT is a supplier of refurbished lab equipment and a provider of surplus asset services for the life sciences industry. The acquisition enhances the Company’s position in the biotech sector. Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $0.2 million for the year ended December 31, 2021, respectively.

The major classes of assets and liabilities to which the Company has allocated the purchase price were as follows (in thousands):

Accounts receivable	$410
Inventory - equipment	498
Property, plant and equipment	1,315
Intangible assets	1,800
Goodwill	1,861
Other assets	8
Accounts payable and accrued liabilities	(274)
Purchase price	$5,618

The $1.8 million of intangible assets are attributable to $1.2 million of vendor relationships that will be amortized over a period of five years and $0.7 million for the American Laboratory Trading trade name, which will be amortized over a period of 20 years. The Company made certain adjustments to the purchase price allocation during the fourth quarter of 2021, which primarily include an increase to separately identifiable intangible assets of $0.4 million and a decrease to the fair value of acquired inventory of $0.6 million.

The excess of the consideration transferred over the fair values of assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to increased synergies that are expected to be achieved from the acquisition. Goodwill is expected to be deductible for income tax purposes.

The financial results of ALT have been included in the Company's consolidated financial statements since the date of the acquisition and have been reported as part of the Company's Industrial Assets Division.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented in the table below (in thousands) is provided for illustrative purposes only and summarizes the combined results of operations of the Company and ALT. For purposes of this pro forma presentation, the acquisition of ALT is assumed to have occurred on January 1, 2020. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets, interest expense from the ALT Note, and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2020, nor of the results of operations that may be obtained in the future.

	For the Year Ended December 31,
	2021	2020
Pro forma revenues	$29,788	$32,082
Pro forma net income	$3,285	$10,296

Pro forma net income per share - basic	$0.09	$0.34
Pro forma net income per share - diluted	$0.09	$0.31

Note 4 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off and nonperforming receivable portfolios which resulted in a total outstanding principal balance of approximately $4.0 million, net of unamortized deferred fees and costs on originated loans. The activity during 2021 includes the issuance of additional notes of approximately $8.0 million, principal payments made by borrowers of approximately $4.0 million, the transfer of notes to the Company's joint venture, HGC Funding I LLC and Origination I LLC, of approximately $2.0 million, and adjustments to the deferred fees and costs balance of approximately $0.1 million.

The table below shows the Company’s lending activity during 2021 and 2020:

	2021	2020
Notes receivable, beginning of year	$2,079	$2,685
Loan originations	8,039	6,081
Transfer of notes	(1,961)	(4,951)
Principal repayments	(3,985)	(1,736)
Notes receivable, end of year	4,172	2,079
Deferred financing fees and costs, net	(134)	7
Notes receivable, net, end of year	$4,038	$2,086

As of December 31, 2021, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

Note 5 – Lessor Arrangement

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

The purchase option for both the real estate and machinery and equipment was expected to be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million; of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. On May 31, 2021, the lessee delivered written notice to exercise the purchase option. The lessee confirmed that its intention was to exercise the option, however, was unable to complete the transaction as of December 31, 2021. As the classification of the lease remains a sales-type lease, CPFH LLC has not recorded a gain or loss as a result of the modification.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC was formed to purchase certain real estate assets among partners in a Joint Venture. The Company’s share of the Joint Venture is 25%. In March 2019, Oak Grove Asset Acquisitions LP was formed for the execution of auction deals with Napier Park, of which the Company holds a 50% share. In March 2020 HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. The table below details the Company’s Joint Venture revenues and earnings during 2021 and 2020 (in thousands):

	2021	2020
Revenues:
Oak Grove Asset Acquisitions LP	$5	$1,129
CPFH LLC	473	15,538
HGC Funding I LLC and Origination I LLC	238	761
Total Revenues	$716	$17,428

Operating income:
Oak Grove Asset Acquisitions LP	$4	$237
CPFH LLC	(548)	13,930
HGC Funding I LLC and Origination I LLC	212	689
Total operating (loss) income	$(332)	$14,856

The table below details the summarized components of assets and liabilities, as at December 31, 2021 and 2020, of the Company’s Joint Ventures at those dates (in thousands):

	2021	2020
Assets:
Oak Grove Asset Acquisitions LP	$—	$—
CPFH LLC	11,789	10,791
HGC Funding I LLC and Origination I LLC	10,476	—
Total assets	$22,265	$10,791

Liabilities:
Oak Grove Asset Acquisitions LP	$—	$1
CPFH LLC	6,099	5,374
HGC Funding I LLC and Origination I LLC	—	—
Total liabilities	$6,099	$5,375

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

The table below shows the calculation of the shares used in computing diluted EPS:

	December 31,	December 31,
Weighted Average Shares Calculation:	2021	2020
Basic weighted average shares outstanding	35,458,938	30,200,053
Treasury stock effect of common stock options and restricted stock awards	1,442,452	2,508,182
Diluted weighted average common shares outstanding	36,901,390	32,708,235

For 2021 and 2020 there were potential common shares totaling approximately 0.3 million and 0.1 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 8 – Leases

The Company leases office and warehouse space primarily in three locations: Del Mar, CA; Hayward, CA; and Edwardsville, IL. In connection with the Burlingame lease termination, which took effect on April 30, 2021, the Company executed a new warehouse lease in Hayward, CA with an effective date of April 1, 2021. As each contract does not meet any of the four criteria of ASC Topic 842, Leases, for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease. The right-of-use assets and lease liabilities for each location are as follows (in thousands):

Right-of-use assets:	December 31, 2021	December 31, 2020
Del Mar, CA	$477	$613
Hayward, CA	2,064	—
Burlingame, CA	—	99
Edwardsville, IL	153	251
	$2,694	$963

Lease liabilities:	December 31, 2021	December 31, 2020
Del Mar, CA	$506	$641
Hayward, CA	2,089	—
Burlingame, CA	—	109
Edwardsville, IL	155	253
	$2,750	$1,003

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. For 2021 and 2020, lease expense was approximately $0.5 million and $0.6 million, respectively. Undiscounted future minimum lease commitments as of December 31, 2021 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2022	$612
2023	563
2024	532
2025	396
2026	377
Thereafter	687
Total undiscounted future minimum lease payments	3,167
Less: imputed interest	(417)
Present value of lease liabilities	$2,750

Note 9 – Property, Plant and Equipment, net

Property, plant and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. The life of the building acquired in connection of the ALT purchase transaction was determined to be 25 years. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Estimated service lives are five years for furniture, fixtures and office equipment and three years for software and technology assets. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

The following summarizes the components of the Company’s property, plant and equipment (in thousands):

	December 31, 2021	December 31, 2020
Building	$985	$—
Land	397	—
Furniture, fixtures and office equipment	97	203
Software and technology assets	84	340
Vehicles	11	—
	1,574	543
Accumulated depreciation	(103)	(413)
Property, plant and equipment, net	$1,471	$130

Depreciation expense related to property, plant and equipment was $102,000 and $94,000 for the years ended December 31, 2021 and 2020, respectively.

Note 10 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2021 and 2020 are shown below (in thousands except for lives):

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2020	Intangible Assets Acquired	Amortization	Carrying Value December 31, 2021
Customer Relationships (HGP)	12	1.0	$62	$—	$(32)	$30
Trade Name (HGP)	14	3.0	513	—	(128)	386
Customer Relationships (NLEX)	7.6	—	111	—	(110)	—
Vendor Relationships (ALT)	5	4.7	—	1,150	(77)	1,073
Trade Name (ALT)	20	19.7	—	650	(11)	639
Total			686	1,800	(358)	2,128

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	—	2,437
Total			$3,123	$1,800	$(358)	$4,565

Amortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2019	Intangible Assets Acquired	Amortization	Carrying Value December 31, 2020
Customer Relationships (HGP)	12	2.0	$92	$—	$(30)	$62
Trade Name (HGP)	14	4.0	642	—	(129)	513
Customer Relationships (NLEX)	7.6	1	221	—	(110)	111
Total			955	—	(269)	686

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	—	2,437
Total			$3,392	$—	$(269)	$3,123

Amortization expense during each of 2021 and 2020 was $0.4 million and $0.3 million, respectively. No significant residual value is estimated for these intangible assets.

The Company performed its annual impairment test for the year ended December 31, 2021, in the fourth quarter, and determined that no impairment charges were necessary.

The estimated amortization expense during future years is shown below (in thousands):

Year	Amount
2022	$421
2023	391
2024	391
2025	262
2026	186
Thereafter	477
Total	$2,128

Goodwill

As part of its acquisitions, the Company recognized goodwill of $2.0 million related to HGP in 2012, $3.5 million related to NLEX in 2014, and $1.9 million related to ALT in 2021.

Goodwill consisted of the following at December 31, 2021 and 2020 (in thousands):

Acquisition	December 31, 2021	December 31, 2020
HGP	2,040	2,040
NLEX	3,545	3,545
ALT	1,861	—
Total goodwill	$7,446	$5,585

The Company performed its annual impairment test for the year ended December 31, 2021, in the fourth quarter, and determined that no additional impairment charges were necessary.

Note 11 – Accounts Receivable and Accounts Payable

Accounts receivable, net

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

The Company's allowance for doubtful accounts was approximately $122,000 and $0 as of December 31, 2021 and 2020, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Due to auction clients	$6,433	$8,026
Remuneration and benefits	1,909	2,498
Due to Joint Venture partners	402	1,349
Sales and other taxes	226	831
Accrued asset liquidation expenses	1,340	346
Accounting, auditing and tax consulting	184	166
Customer deposits	407	—
Other	343	393
Total accounts payable and accrued liabilities	$11,244	$13,609

Note 12 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Current
Third party debt	$2,479	$—
Non-current:
Third party debt	1,352	—
Total debt	$3,831	$—

On February 10, 2020, the Company entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “2020 Credit Facility”) with C3bank, National Association for a $5.0 million revolving line of credit. The 2020 Credit Facility matured on April 5, 2021. Under the terms of the 2020 Credit Facility, the Company was permitted to use the proceeds of the loan solely for its business operations. The 2020 Credit Facility accrued at a variable interest rate, which was equal to the rate of interest last quoted by The Wall Street Journal as the “prime rate,” not to be less than 5.50% per annum. The Company paid interest on the 2020 Credit Facility in regular monthly payments, beginning on March 5, 2020. The Company could prepay the 2020 Credit Facility without penalty. The 2020 Credit Facility was secured by a first priority security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles. The availability of additional draws under the 2020 Credit Facility was conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2020 Credit Facility also contained customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of a debt to equity ratio. The 2020 Credit Facility contained certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the year ended December 31, 2020, the Company drew on the line of credit for a total of $5.6 million and made repayments of principal totaling $5.6 million resulting in a zero balance as of December 31, 2020.

On May 11, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 11, 2023 and replaces the 2020 Credit Facility. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments, which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. On May 11, 2021, the Company terminated the 2020 Credit Facility as a result of entry into the 2021 Credit Facility. During 2021, the Company drew on the line of credit for a total of $3.2 million and made repayments of principal totaling $1.3 million resulting in a balance of $1.9 million as of December 31, 2021.

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month, beginning the next month succeeding the closing date of August 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of December 31, 2021, was $1.9 million.

Note 13 – Commitments and Contingencies

At December 31, 2021 HGI does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 14 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses. The following table summarizes the change in the valuation allowance during 2020 and 2021 (in thousands):

Balance at December 31, 2019	$17,639
Change during 2020	(4,542)
Balance at December 31, 2020	13,097
Change during 2021	(855)
Balance at December 31, 2021	$12,242

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At December 31, 2020, the Company recorded a reduction to the valuation allowance based on the potential utilization of net operating loss carryforwards in future periods. At December 31, 2021, no additional reduction of the valuation allowance was determined necessary related to the potential utilization of net operating loss carryforwards in future periods, however a reduction of the valuation allowance was made related to the potential realization of certain state net operating loss carryforwards.

At December 31, 2021 the Company has aggregate tax net operating loss carry forwards of approximately $77.8 million ($62.2 million of unrestricted net operating tax losses and approximately $15.6 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards and unused minimum tax credit carry forwards expire between 2024 and 2037.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ended December 31 (in thousands):

	2021	2020
Expected federal statutory tax expense	$628	$1,263
Increase (reduction) in taxes resulting from:
State income taxes recoverable	43	388
Non-deductible expenses (permanent differences)	(707)	(193)
Change in valuation allowance	(855)	(4,542)
Tax rate changes	876	(599)
Other	(46)	39
Income tax benefit	$(61)	$(3,644)

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The 2018 through 2020 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The components of the net deferred tax assets as of December 31, 2021 and 2020 are as follows in (thousands):

	2021	2020
Net operating loss carry forwards	$16,824	$17,623
Stock based compensation	1,095	1,007
Trade names and customer relationships	(741)	(805)
Equity method investments	(477)	(478)
Other	29	152
Gross deferred tax assets	16,730	17,499
Less: valuation allowance	(12,242)	(13,097)
Deferred tax assets, net of valuation allowance	$4,488	$4,402

As a result of the acquisition of NLEX in 2014, and the recognition of an indefinite-lived intangible asset in the amount of $2.4 million related to the NLEX trade name, the Company is required to record a non-current deferred tax liability in the amount of $0.6 million.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. There have been no significant impacts to the Corporation's provision for income taxes in 2021 as a result of the CARES Act legislation.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2021, the total unrecognized tax benefit has been determined to be $4.5 million.

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

Note 15 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party was approximately $110,000 for both years ended December 31, 2021 and 2020, and is included in selling, general and administrative expenses in the consolidated income statement. All of the payments in both 2021 and 2020 were made to David Ludwig.

Note 16 – Legal Proceedings

The Company is involved in various legal matters arising out of its operations in the normal course of business, none of which are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Note 17 – Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 300,000,000 common shares with a par value of $0.01 per share and 10,000,000 preferred shares with a par value of $10.00 per share.

On October 6, 2020, the Company completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of its common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from the Company. The Company received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021, the Company deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both its Financial Assets and Industrial Assets Divisions.

During 2021 and 2020 the Company issued 1,268,399 and 274,582 shares of common stock, respectively, pursuant to the exercise of stock options. In connection with an agreement entered on November 25, 2019, the Company issued 205,000 common shares to Maxim Group LLC for services rendered during 2020.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and there was no remaining unrecognized stock-based compensation expense as of December 31, 2021.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share. The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2021, three shares of the Company’s Series N preferred stock were converted into 120 shares of the Company’s common stock. During 2020, no shares of the Company’s Series N preferred stock were converted into shares of the Company’s common stock.

Stock-Based Compensation Plans

At December 31, 2021, the Company had four stock-based compensation plans which are described below. The fourth of these plans was adopted on May 5, 2016, and received approval from the Company’s stockholders at the special meeting of stockholders held on September 14, 2016.

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

2003 Plan	2021	2020
Options outstanding, beginning of year	—	20,000
Options expired	—	(20,000)
Options outstanding, end of year	—	—

No SARs were issued under the 2003 Plan.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2021 and 2020 options to purchase 50,000 and 60,000 shares respectively were granted to the Company’s independent directors as part of their annual compensation. During 2020, options to purchase 50,000 shares were granted to newly appointed independent directors. Also during 2020, the Company issued options to purchase 15,000 shares of common stock to an outside consultant.

2010 Plan	2021	2020
Options outstanding, beginning of year	1,100,000	975,000
Options granted	50,000	125,000
Options exercised	(793,750)	—
Options forfeited	(25,000)	—
Options outstanding, end of year	331,250	1,100,000

The outstanding options vest over four years at exercise prices ranging from $0.24 to $2.85 per share.

Other Options Issued

In 2012, the Company’s Board approved the issuance of options for 625,000 shares of common stock. The options expired during 2019. In 2021, the Company’s Board approved the issuance of options to purchase 150,000 shares at an exercise price of $1.78 to certain accredited personnel. In 2020, the Company’s Board approved the issuance of options to purchase 90,000 shares at an exercise price of $1.41 to certain accredited personnel.

Other Options	2021	2020
Options outstanding, beginning of year	344,375	265,000
Options issued	150,000	90,000
Options exercised	(22,500)	(10,625)
Options forfeited	(67,500)	—
Options outstanding, end of year	404,375	344,375

Heritage Global Inc. 2016 Stock Option Plan

In 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2016 options to purchase 2,539,200 shares of common stock were granted to the Company’s employees. During 2021 and 2020, options to purchase a total of 522,500 and 259,750 shares, respectively, were granted to the Company’s employees under the 2016 Plan.

2016 Plan	2021	2020
Options outstanding, beginning of year	2,071,850	2,351,850
Options granted	522,500	259,750
Options exercised	(1,079,187)	(372,725)
Options forfeited	(57,500)	(167,025)
Options outstanding, end of year	1,457,663	2,071,850

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $3.33 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in both 2021 and 2020 was $0.4 million. These amounts were recorded in selling, general and administrative expense in both years. During 2021 and 2020, options to purchase 1,895,437 and 383,350 shares were exercised, respectively. The tax benefit recognized by the Company related to these option exercises was approximately $1.0 million in 2021, as compared to $0.2 million recognized in 2020.

In connection with the stock option grants during 2021 and 2020, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2021	2020
Risk-free interest rate	0% - 1%	0% - 2%
Expected life (years)	6.6	6.8
Expected volatility	80%	74%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options for 2021 and 2020:

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,516,225	$0.63	3,611,850	$0.51
Granted	722,500	$2.28	474,750	$1.62
Exercised	(1,895,437)	$0.48	(383,350)	$0.46
Expired	—	$—	(20,000)	$0.83
Forfeited	(150,000)	$1.61	(167,025)	$1.15
Outstanding at end of year	2,193,288	$1.23	3,516,225	$0.63

Options exercisable at year end	978,350	$0.60	2,566,100	$0.47

Weighted-average fair value of options granted during the year		$1.59		$1.64

As of December 31, 2021, the Company had unvested options for the purchase of 1,214,938 shares with a weighted average grant date fair value of $0.96 per share. As of December 31, 2020, the Company had unvested options for the purchase of 950,125 shares with a weighted average grant date fair value of $0.71 per share.

As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The total fair value of options vesting during both 2021 and 2020 was $0.2 million and $0.3 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding at December 31, 2021:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.24 to $ 0.48	742,225	5.0	$0.44	700,600	4.9	$0.44
$ 0.53 to $ 0.95	501,063	7.7	$0.76	212,750	7.6	$0.76
$ 1.41 to $ 1.90	612,500	9.3	$1.47	47,500	8.5	$1.47
$ 2.77 to $ 3.33	337,500	9.2	$2.77	17,500	8.6	$2.77
	2,193,288			978,350

At December 31, 2021 and 2020, the aggregate intrinsic value of exercisable options was $1.3 million and $6.3 million, respectively.

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

In June 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $52,000 for both 2020 and 2021. The unrecognized stock-based compensation expense as of December 31, 2021 and 2020 was approximately $73,000 and $125,000, respectively.

Under the terms of the Separation Agreement, the Company granted 25,000 shares of the Company’s restricted common stock on April 8, 2021. The shares of restricted common stock will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. The full amount of the restricted common stock was expensed in the first quarter of 2021 and there was no remaining unrecognized stock-based compensation expense as of December 31, 2021.

Note 18 – Segment Information

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	For the Year Ended December 31,
	2021	2020
Industrial Assets Division:
Net operating income	$3,393	$5,764

Financial Assets Division:
Net operating income	$2,024	$2,637

Corporate and Other:
Net operating loss	$(2,403)	$(2,342)

Consolidated:
Net operating income	$3,014	$6,059

Note 19 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2021 for potential recognition or disclosure in its consolidated financial statements. There have been no material subsequent events requiring disclosure in these financial statements.