Form 10-Q
period 2022-03-31
Heritage Global Inc.
filed 2022-05-12
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 1, 2022, there were 36,677,837 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts) (unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$15,097	$13,622
Accounts receivable (net of allowance for doubtful accounts of $122 in 2022 and 2021)	2,882	2,732
Current portion of notes receivable, net	2,088	2,254
Inventory – equipment	2,857	3,220
Other current assets	1,224	1,456
Total current assets	24,148	23,284
Non-current portion of notes receivable, net	1,078	1,784
Equity method investments	6,544	4,683
Right-of-use assets	2,569	2,694
Property and equipment, net	1,456	1,471
Intangible assets, net	4,460	4,565
Goodwill	7,446	7,446
Deferred tax assets	4,358	4,488
Other assets	49	49
Total assets	$52,108	$50,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,123	$4,793
Payables to sellers	9,774	6,451
Current portion of third party debt	1,979	2,479
Current portion of lease liabilities	505	501
Total current liabilities	15,381	14,224
Non-current portion of third party debt	1,233	1,352
Non-current portion of lease liabilities	2,127	2,249
Total liabilities	18,741	17,825

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 shares of Series N as of March 31, 2022 and December 31, 2021	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,677,837 shares as of March 31, 2022 and 36,574,702 as of December 31, 2021	367	366
Additional paid-in capital	293,112	293,030
Accumulated deficit	(260,118)	(260,763)
Total stockholders’ equity	33,367	32,639
Total liabilities and stockholders’ equity	$52,108	$50,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Services revenue	$4,168	$5,030
Asset sales	5,189	2,071
Total revenues	9,357	7,101

Operating costs and expenses:
Cost of services revenue	754	1,175
Cost of asset sales	3,402	820
Selling, general and administrative	4,275	3,969
Depreciation and amortization	133	91
Total operating costs and expenses	8,564	6,055
Earnings of equity method investments	82	—
Operating income	875	1,046
Interest and other expense, net	(38)	3
Income before income tax expense	837	1,049
Income tax expense	192	17
Net income	$645	$1,032

Weighted average common shares outstanding – basic	36,003,709	34,788,016
Weighted average common shares outstanding – diluted	36,749,198	37,533,065
Net income per share – basic	$0.02	$0.03
Net income per share – diluted	$0.02	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	$(260,763)	$32,639
Issuance of common stock from stock option awards	—	—	103,135	1	(24)	—	(23)
Stock-based compensation expense	—	—	—	—	106	—	106
Net income	—	—	—	—	—	645	645
Balance at March 31, 2022	565	$6	36,677,837	$367	$293,112	$(260,118)	$33,367

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	$(263,816)	$29,943
Issuance of common stock from stock option awards	—	—	366,294	4	(124)	—	(120)
Stock-based compensation expense	—	—	—	—	67	—	67
Net income	—	—	—	—	—	1,032	1,032
Balance as of March 31, 2021	568	$6	35,647,477	$357	$293,343	$(262,784)	$30,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$645	$1,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred issuance costs and fees	58	49
Earnings of equity method investments	(82)	—
Noncash lease expense	125	133
Depreciation and amortization	133	91
Deferred taxes	130	(48)
Stock-based compensation expense	106	143
Changes in operating assets and liabilities:
Accounts receivable	(150)	(801)
Inventory – equipment	363	144
Other assets	232	55
Accounts payable and accrued liabilities	(1,672)	(1,802)
Payables to sellers	3,323	(4,683)
Lease liabilities	(118)	(140)
Net cash provided by (used in) operating activities	3,093	(5,827)

Cash flows used in investing activities:
Investment in notes receivable	—	(2,494)
Payments received on notes receivable	814	929
Investment in equity method investments	(2,118)	—
Cash distributions from equity method investments	338	—
Purchase of property and equipment	(12)	(23)
Net cash used in investing activities	(978)	(1,588)

Cash flows used in financing activities:
Repayment of debt payable to third parties	(617)	—
Proceeds from issuance of common stock from stock option awards	9	85
Payments of tax withholdings related to cashless exercises of stock option awards	(32)	(203)
Net cash used in financing activities	(640)	(118)
Net increase (decrease) in cash and cash equivalents	1,475	(7,533)
Cash and cash equivalents as of beginning of period	13,622	23,385
Cash and cash equivalents as of end of period	$15,097	$15,852

Supplemental cash flow information:
Cash paid for taxes	$7	$—
Cash paid for interest	32	—

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

The Company has prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 (the “Form 10-K”).

The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021, contained in the Company’s Form 10-K.

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

Public Offering

On October 6, 2020, the Company completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of its common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from the Company. The Company received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021 and the first quarter of 2022, the Company deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both its Financial Assets and Industrial Assets Divisions.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to all contracts using the modified retrospective method.

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended March 31, 2022), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of March 31, 2022, the deferred revenue balance was approximately $0.4 million. The deferred revenue balance is primarily related to customer deposits on ALT asset sales. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

For auction services and brokerage sale transactions, funds are typically collected from buyers and are held by the Company on the seller's behalf. The funds are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company

releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods. The amount of cash held on behalf of the sellers is recorded as payables to sellers in the accompanying Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2022 the Company generated revenues specific to one customer representing 7% of total revenues. In the three months ended March 31, 2021 the Company generated revenues specific to one customer representing 10% of total revenues.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios. As of March 31, 2022 and December 31, 2021, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, were $3.2 million and $4.0 million, respectively. During the three months ended March 31, 2022, the Company received principal payments made by borrowers of approximately $0.8 million and adjustments to the deferred fees and costs balance of approximately $0.1 million.

As of March 31, 2021, the Company did not record an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

As of March 31, 2022, the Company had four stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements for the year ended December 31, 2021, contained in the Company’s Form 10-K.

During the three months ended March 31, 2022, the Company issued options to purchase 135,000 shares of common stock to certain of the Company’s employees. During the same period, the Company cancelled options to purchase 12,500 shares of common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	2,193,288	$1.23
Granted	135,000	$1.41
Exercised	(179,125)	$0.49
Forfeited	(12,500)	$1.13
Outstanding as of March 31, 2022	2,136,663	$1.31	7.56	$807

Options exercisable as of March 31, 2022	887,038	$0.67	5.78	$661

The Company recognized stock-based compensation expense related to common stock options of $106,000 for the three months ended March 31, 2022. As of March 31, 2022, there was approximately $1.3 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 3 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $12,900 for the three months ended March 31, 2022. The unrecognized stock-based compensation expense as of March 31, 2022 was approximately $60,000.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2022.

Warrants

On March 19, 2019, the Company entered into a Warrant Agreement (the “Warrant Agreement”) with Napier Park Industrial Asset Acquisition LP, a Delaware limited partnership (“Napier Park”). Pursuant to the Warrant Agreement, Napier Park is entitled to receive warrants to acquire shares of Company common stock with a fair market value of $71,368 for each $500,000 increment in excess of $2.5 million of Cumulative Gross Profit (as defined in the Warrant Agreement) achieved prior to December 19, 2022 to which the Company may become entitled in connection with its equity joint venture with Napier Park. During the year ended December 31, 2021 and the three months ended March 31, 2022, Napier Park did not receive any warrants.

Note 5 – Lessor Arrangement

In June 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, as disclosed in the Company’s Form 10-K. The lessee is obligated to make monthly lease payments over a ten-year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six year period totaling approximately $9.7 million for the machinery and equipment. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments was recognized as revenue and a lease receivable as of the effective date.

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

The purchase option for both the real estate and machinery and equipment could be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million, of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. On May 31, 2021, the lessee delivered written notice to exercise the purchase option. The lessee confirmed that its intention was to exercise the option, however, was unable to complete the transaction as of March 31, 2022. As the classification of the lease remains a sales-type lease, CPFH LLC has not recorded a gain or loss as a result of the modification.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2019, Oak Grove Asset Acquisitions LP, of which the Company holds a 50% share, was formed for the execution of auction deals with Napier Park. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. The table below details the Company’s joint venture revenues and earnings during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
CPFH LLC	229	108
HGC Funding I LLC and Origination I LLC	327	—
Total revenues	$556	$108

Operating (loss) income:
CPFH LLC	13	—
HGC Funding I LLC and Origination I LLC	327	—
Total operating (loss) income	$340	$—

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Assets:
CPFH LLC	12,089	11,789
HGC Funding I LLC and Origination I LLC	17,922	10,476
Total assets	$30,011	$22,265

Liabilities:
CPFH LLC	6,105	6,099
HGC Funding I LLC and Origination I LLC	—	—
Total liabilities	$6,105	$6,099

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

	Three Months Ended March 31,
Weighted Average Shares Calculation:	2022	2021
Basic weighted average shares outstanding	36,003,709	34,788,016
Treasury stock effect of common stock options and restricted stock awards	745,489	2,745,049
Diluted weighted average common shares outstanding	36,749,198	37,533,065

For the three months ended March 31, 2022 and 2021, there were potential common shares of 0.8 million and approximately 30,000, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	March 31,	December 31,
Right-of-use assets:	2022	2021
Del Mar, CA	$442	$477
Hayward, CA	1,999	2,064
Edwardsville, IL	128	153
	$2,569	$2,694

	March 31,	December 31,
Lease liabilities:	2022	2021
Del Mar, CA	$471	$506
Hayward, CA	2,032	2,089
Edwardsville, IL	129	155
	$2,632	$2,750

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

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For the three month periods ended March 31, 2022 and 2021, lease expense was approximately $0.2 and $0.1 million, respectively. As of March 31, 2022, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2022 (remainder of year from April 1, 2022 to December 31, 2022)	$461
2023	568
2024	532
2025	398
2026	377
Thereafter	700
Total undiscounted future minimum lease payments	3,036
Less imputed interest	(404)
Present value of lease liabilities	$2,632

Note 9 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands except for lives), and are amortized using the straight-line method over their remaining estimated useful lives. The Company’s tradename that was acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		March 31,
Amortized Intangible Assets	(years)	2021	Amortization	2022
Customer Relationships (HGP)	0.8	$30	$(8)	$22
Trade Name (HGP)	2.8	386	(32)	354
Trade Name (ALT)	19.4	639	(8)	631
Vendor Relationship (ALT)	4.4	1,073	(57)	1,016
Total		2,128	(105)	2,023

Unamortized Intangible Assets
Trade Name (NLEX)	NA	2,437	—	2,437
Total		2,437	—	2,437

Total		$4,565	$(105)	$4,460

Amortization expense during the three months ended March 31, 2022 and 2021 was $0.1 million.

As of March 31, 2022, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2022 (remainder of year from April 1, 2022 to December 31, 2022)	$316
2023	391
2024	391
2025	262
2026	186
Thereafter	477
Total	$2,023

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the three months ended March 31, 2022.

Acquisition	March 31, 2022	December 31, 2021
ALT	$1,861	$1,861
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$7,446	$7,446

Note 10 – Debt

Outstanding debt as of March 31, 2022 and December 31, 2021 is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Current:
Third party debt	$1,979	$2,479
Non-current:
Third party debt	1,233	1,352
Total debt	$3,212	$3,831

On May 5, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 7, 2023. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments, which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. During the first quarter, the Company made repayments of principal totaling $0.5 million resulting in a balance of $1.4 million as of March 31, 2022.

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month, beginning the next month succeeding the closing date of August 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of March 31, 2022 was $1.8 million.

Note 11 – Income Taxes

As of March 31, 2022, the Company had aggregate tax net operating loss carry forwards of approximately $77.8 million ($62.2 million of unrestricted net operating tax losses and approximately $15.6 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of excess tax benefits from stock option exercises.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of March 31, 2022 and December 31, 2021.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by David Ludwig, the Company’s President of its Financial Assets Division and a member of its board of directors. The total amount paid to the related party for both three month periods ended March 31, 2022 and 2021 was approximately $28,000 and is included in selling, general and administrative expenses in the condensed consolidated income statements. All lease payments during the three months ended March 31, 2022 and the year ended December 31, 2021 were made to Mr. Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2022	2021
Industrial Assets Division:
Net operating income	$846	$1,340

Financial Assets Division:
Net operating income	$731	$461

Corporate and Other:
Net operating loss	$(702)	$(755)

Consolidated:
Net operating income	$875	$1,046

Note 14 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2022 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

On April 6, 2022, we announced that we are part of a partnership that has acquired two pharmaceutical plants in St. Louis, Missouri.

On May 5, 2022, the Company's Board of Directors authorized the repurchase of up to $4.0 million of the Company's outstanding shares of common stock over a three-year period following the effective date of the share repurchase program (“2022 Repurchase Program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of opportunities in the Company’s business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and three month periods ended March 31, 2022 and 2021, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of March 31, 2022.

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

High Return on Invested Capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal in industrial asset transactions, rather than the lower margin role of broker.

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

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $44.6 million in total loans to investors by both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $16.4 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no changes to these policies during the three months ended March 31, 2022.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $8.8 million and $9.1 million as of March 31, 2022 and December 31, 2021, respectively.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021 and the three months ended March 31, 2022, we deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both our Financial Assets and Industrial Assets Divisions.

Our current assets as of March 31, 2022 increased to $24.1 million compared to $23.3 million as of December 31, 2021 primarily due to an increase cash as a result of cash provided by operating activities during the three months ended March 31, 2022. Our current liabilities as of March 31, 2022 increased to $15.4 million compared to $14.2 million as of December 31, 2021. The most significant change was an increase of $3.3 million in our payables to sellers due to the timing of certain asset liquidation settlements, offset by a decrease in accounts payable and accrued liabilities of $1.7 million and further offset by a decrease in the current portion of third party debt of $0.5 million.

During the three months ended March 31, 2022, our primary source of cash was the cash on hand plus the cash provided by our asset liquidation business. Cash disbursements during the three months ended March 31, 2022 consisted primarily of investments in equity method investments of $2.1 million, repayment on our 2021 Credit Facility of $0.5 million, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of cash flows from our on-going asset liquidation operations, proceeds from the 2020 Public Offering, and draws on our 2021 Credit Facility, as needed.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, as well as any amounts borrowed under our Credit Facility. We are required to pay off the ALT Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. On May 5, 2021, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The Credit Facility matures on May 7, 2023 and replaces our previous credit facility with C3bank of $5.0 million, which matured on April 5, 2021. We are permitted to use the proceeds of the loan solely for our business operations. As of March 31, 2022, we had an outstanding balance of $1.4 million on the Credit Facility.

Ownership Structure and Capital Resources

•
As of March 31, 2022, the Company had stockholders’ equity of $33.4 million, as compared to $32.6 million as of December 31, 2021.
•
On May 5, 2021, the Company entered into the 2021 Credit Facility. The 2021 Credit Facility has a maturity date of May 7, 2023. As of March 31, 2022, we had an outstanding balance of $1.4 million on the Credit Facility.
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

Cash Position and Cash Flows

Cash and cash equivalents as of March 31, 2022 were $15.1 million as compared to $13.6 million as of December 31, 2021, an increase of approximately $1.5 million.

Cash provided by (used in) operating activities. Cash provided by operations was $3.1 million during the three months ended March 31, 2022 as compared to cash used in operating activities of $5.8 million during the same period in 2021. The approximate $8.9 million change was primarily attributable to a change of $9.2 million in operating assets and liabilities during the three months ended March 31, 2022 as compared to the same period in 2021. The amount was further attributable to a change in net income adjusted for noncash items, which was $0.3 million lower during the three months ended March 31, 2022 as compared to the same period in 2021.

The significant changes in operating assets and liabilities during the three months ended March 31, 2022 as compared to the same period in 2021 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash used in investing activities. Cash used in investing activities during the three months ended March 31, 2022 was $1.0 million compared to cash used in investing activities of $1.6 million during the same period in 2021. The approximate $0.6 million change was attributable to investing activities related to our specialty lending division, in both notes receivable and equity method investments.

Cash used in financing activities. Cash used in financing activities was approximately $0.6 million during the three months ended March 31, 2022 compared to cash used in financing activities of $0.1 million during the three months ended March 31, 2021. Financing activities during the three months ended March 31, 2022 consisted primarily of a $0.5 million repayment to our 2021 Credit Facility, $0.1 million in repayments to our ALT Note, and payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards. Financing activities during the three months ended March 31, 2021 consisted primarily of payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards.

Share Repurchase Program

On May 5, 2022, the Company's Board of Directors authorized the repurchase of up to $4.0 million of the Company's outstanding shares of common stock over a three-year period following the effective date of the share repurchase program (“2022 Repurchase Program”). The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of opportunities in the Company’s business. Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the condensed consolidated financial statements included in our Form 10-K.

On August 23, 2021, a wholly-owned subsidiary (“ALT Purchaser”) of HGI acquired (the “Transaction”) certain assets and liabilities of American Laboratory Trading, pursuant to the terms and conditions of an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated August 18, 2021, among the Company, American Laboratory Trading and certain individuals named therein. The aggregate purchase price paid to American Laboratory Trading was approximately $4.3 million, consisting of $2.3 million in cash and a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”). The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. American Laboratory Trading and ALT Purchaser are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for losses arising from certain breaches of the Asset Purchase Agreement and for certain other liabilities, subject to applicable limitations set forth in the Asset Purchase Agreement. HGI has guaranteed the obligations of ALT Purchaser under the terms of the Asset Purchase Agreement and the ALT Note.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands).

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percent
Revenues:
Services revenue	$4,168	$5,030	$(862)	(17)%
Asset sales	5,189	2,071	3,118	151%
Total revenues	9,357	7,101	2,256	32%

Operating costs and expenses:
Cost of services revenue	754	1,175	(421)	(36)%
Cost of asset sales	3,402	820	2,582	315%
Selling, general and administrative	4,275	3,969	306	8%
Depreciation and amortization	133	91	42	46%
Total operating costs and expenses	8,564	6,055	2,509	41%
Earnings of equity method investments	82	—	82	100%
Operating income	875	1,046	(171)	(16)%
Interest and other expense, net	(38)	3	(41)	1367%
Income before income tax expense	837	1,049	(212)	(20)%
Income tax expense	192	17	175	1029%
Net income	$645	$1,032	$(387)	(38)%

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2022	2021
Industrial Assets Division:
Net operating income	$846	$1,340

Financial Assets Division:
Net operating income	$731	$461

Corporate and Other:
Net operating loss	$(702)	$(755)

Consolidated:
Net operating income	$875	$1,046

Three-Month Period Ended March 31, 2022 Compared to Three-Month Period Ended March 31, 2021

Revenues and cost of revenues – Revenues were $9.4 million during the three months ended March 31, 2022 compared to $7.1 million during the same period in 2021. Costs of services revenue and asset sales were $4.2 million during the three months ended March 31, 2022 compared to $2.0 million during the same period in 2021. The gross profit of these items was $5.2 million during the three months ended March 31, 2022 compared to $5.1 million during the same period in 2021, an increase of approximately $0.1 million, or approximately 2%. The increased gross profit in the first quarter of 2022 reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $4.3 million during the three months ended March 31, 2022 compared to $4.0 million during the same period in 2021.

Significant components of selling, general and administrative expense for the three months ended March 31, 2022 and March 31, 2021 are shown below (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% change
Compensation
HGP	$1,249	$1,613	(23)%
ALT	380	—	100%
NLEX	867	873	(1)%
HGI	261	288	(9)%
HGC	145	130	12%
Stock-based compensation	106	143	(26)%

Consulting	16	13	23%
Board of Directors fees	73	67	9%
Accounting, tax and legal professional fees	311	255	22%
Insurance	117	121	(3)%
Occupancy	263	222	18%
Travel and entertainment	212	39	444%
Advertising and promotion	113	87	30%
Information technology support	86	68	26%
Other	76	50	52%
Total selling, general & administrative expense	$4,275	$3,969	8%

As compared to the first quarter of 2021, there was an increase in selling, general and administrative expense during the first quarter of 2022 due to increased compensation expense related to the acquisition of ALT in the third quarter of 2021 and increased travel and entertainment as a result of lifted travel restrictions related to the COVID-19 pandemic. The increase was offset by decreased compensation expense within our HGP division as a result of declined financial performance as compared to the first quarter of 2021.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2022 and the same period in 2021, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended March 31,
	2022	2021
Net income	$645	$1,032
Add back:
Depreciation and amortization	133	91
Interest and other expense, net	38	(3)
Income tax expense	192	17
EBITDA	1,008	1,137

Management add back:
Stock based compensation	106	143
Separation Agreement	—	200
Adjusted EBITDA	$1,114	$1,480

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

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: May 12, 2022	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)