Form 10-Q
period 2022-06-30
Heritage Global Inc.
filed 2022-08-10
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 36,835,337 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts) (unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,076	$13,622
Accounts receivable (net of allowance for doubtful accounts of $122 in 2022 and 2021)	1,912	2,732
Current portion of notes receivable, net	1,941	2,254
Inventory – equipment	3,921	3,220
Other current assets	1,182	1,456
Total current assets	25,032	23,284
Non-current portion of notes receivable, net	464	1,784
Equity method investments	8,244	4,683
Right-of-use assets	2,443	2,694
Property and equipment, net	1,454	1,471
Intangible assets, net	4,355	4,565
Goodwill	7,446	7,446
Deferred tax assets	3,992	4,488
Other assets	49	49
Total assets	$53,479	$50,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,761	$4,793
Payables to sellers	6,142	6,451
Current portion of third party debt	1,979	2,479
Current portion of lease liabilities	612	501
Total current liabilities	14,494	14,224
Non-current portion of third party debt	1,113	1,352
Non-current portion of lease liabilities	1,899	2,249
Total liabilities	17,506	17,825

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 shares of Series N as of June 30, 2022 and December 31, 2021	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,734,087 shares as of June 30, 2022 and 36,574,702 shares as of December 31, 2021	367	366
Additional paid-in capital	293,245	293,030
Treasury stock at cost, 71,512 shares as of June 30, 2022 and 0 shares as of December 31, 2021	(105)	—
Accumulated deficit	(257,540)	(260,763)
Total stockholders’ equity	35,973	32,639
Total liabilities and stockholders’ equity	$53,479	$50,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Services revenue	$4,595	$4,168	$8,763	$9,198
Asset sales	6,470	1,008	11,659	3,079
Total revenues	11,065	5,176	20,422	12,277

Operating costs and expenses:
Cost of services revenue	910	960	1,664	2,135
Cost of asset sales	5,631	375	9,033	1,195
Selling, general and administrative	4,939	3,671	9,214	7,640
Depreciation and amortization	133	98	266	189
Total operating costs and expenses	11,613	5,104	20,177	11,159
Earnings of equity method investments	4,172	1	4,254	1
Operating income	3,624	73	4,499	1,119
Interest and other expense, net	(37)	9	(75)	12
Income before income tax expense (benefit)	3,587	82	4,424	1,131
Income tax expense (benefit)	1,009	(505)	1,201	(488)
Net income	$2,578	$587	$3,223	$1,619

Weighted average common shares outstanding – basic	36,103,198	35,250,964	36,053,729	35,020,768
Weighted average common shares outstanding – diluted	36,999,614	36,972,415	36,846,539	36,611,234
Net income per share – basic	$0.07	$0.02	$0.09	$0.05
Net income per share – diluted	$0.07	$0.02	$0.09	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	—	$—	$(260,763)	$32,639
Issuance of common stock from stock option awards	—	—	103,135	1	(24)	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	106	—	—	—	106
Net income	—	—	—	—	—	—	—	645	645
Balance as of March 31, 2022	565	6	36,677,837	367	293,112	—	—	(260,118)	33,367
Issuance of common stock from stock option awards	—	—	56,250	—	25	—	—	—	25
Stock-based compensation expense	—	—	—	—	108	—	—	—	108
Repurchase of common stock	—	—	—	—	—	71,512	(105)	—	(105)
Net income	—	—	—	—	—	—	—	2,578	2,578
Balance at June 30, 2022	565	$6	36,734,087	$367	$293,245	71,512	$(105)	$(257,540)	$35,973

					Additional
	Preferred stock		Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	—	$—	$(263,816)	$29,943
Issuance of common stock from stock option awards	—	—	366,294	4	(124)	—	—	—	(120)
Stock-based compensation expense	—	—	—	—	67	—	—	—	67
Net income	—	—	—	—	—	—	—	1,032	1,032
Balance as of March 31, 2021	568	6	35,647,477	357	293,343	—	—	(262,784)	30,922
Issuance of common stock from stock option awards	—	—	611,905	6	(676)	—	—	—	(670)
Issuance of restricted common stock	—	—	25,000	—	76	—	—	—	76
Stock-based compensation expense	—	—	—	—	68	—	—	—	68
Net income	—	—	—	—	—	—	—	587	587
Balance at June 30, 2021	568	$6	36,284,382	$363	$292,811	—	$—	$(262,197)	$30,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$3,223	$1,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred issuance costs and fees	111	31
Earnings of equity method investments	(4,254)	(1)
Noncash lease expense	251	286
Depreciation and amortization	266	189
Deferred taxes	496	(531)
Stock-based compensation expense	214	211
Changes in operating assets and liabilities:
Accounts receivable	820	(1,018)
Inventory – equipment	(701)	74
Other assets	274	(89)
Accounts payable and accrued liabilities	967	(554)
Payables to sellers	(309)	(4,220)
Lease liabilities	(239)	(287)
Net cash provided by (used in) operating activities	1,119	(4,290)

Cash flows provided by (used in) investing activities:
Investment in notes receivable	—	(4,765)
Payments received on notes receivable	1,522	2,548
Cash received on transfer of notes receivable to partners	—	1,961
Investment in equity method investments	(6,107)	(491)
Return of investment in equity method investments	2,048	—
Cash distributions from equity method investments	4,753	—
Purchase of property and equipment	(39)	(33)
Net cash provided by (used in) investing activities	2,177	(780)

Cash flows used in financing activities:
Repayment of debt payable to third parties	(739)	—
Proceeds from issuance of common stock from stock option awards	34	131
Payments of tax withholdings related to cashless exercises of stock option awards	(32)	(921)
Repurchase of common stock	(105)	—
Net cash used in financing activities	(842)	(790)
Net increase (decrease) in cash and cash equivalents	2,454	(5,860)
Cash and cash equivalents as of beginning of period	13,622	23,385
Cash and cash equivalents as of end of period	$16,076	$17,525

Supplemental cash flow information:
Cash paid for taxes	$273	$97
Cash paid for interest	$65	$—
Noncash change in Right-of-use assets	$251	$2,263
Noncash change in Lease liabilities	$239	$2,263

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

The results of operations for the three month period ended June 30, 2022 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021, contained in the Company’s Form 10-K.

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

Public Offering

On October 6, 2020, the Company completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of its common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from the Company. The Company received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021 and the six months ended June 30, 2022, the Company deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both its Financial Assets and Industrial Assets Divisions.

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended June 30, 2022), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of June 30, 2022, the deferred revenue balance was approximately $0.5 million. The deferred revenue balance is primarily related to customer deposits on ALT asset sales. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios. As of June 30, 2022 and December 31, 2021, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, were $2.4 million and $4.0 million, respectively. During the six months ended June 30, 2022, the Company received principal payments made by borrowers of approximately $1.5 million and adjustments to the deferred fees and costs balance of approximately $0.1 million.

As of June 30, 2022, the Company did not record an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

As of June 30, 2022, the Company had four stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements for the year ended December 31, 2021, contained in the Company’s Form 10-K.

During the six months ended June 30, 2022, the Company issued options to purchase 135,000 shares of common stock to certain of the Company's employees. During the same period, the Company cancelled options to purchase 44,375 shares of common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	2,193,288	$1.23
Granted	135,000	$1.41
Exercised	(235,375)	$0.48
Forfeited	(44,375)	$1.06
Outstanding as of June 30, 2022	2,048,538	$1.34	7.37	$919

Options exercisable as of June 30, 2022	988,913	$0.63	4.86	$1,256

The Company recognized stock-based compensation expense related to common stock options of $0.2 million for the six months ended June 30, 2022. As of June 30, 2022, there was approximately $1.1 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 2.9 years.

At the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022. As of June 30, 2022, the Company had not issued any stock-based awards to employees or directors under this plan.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $25,800 for the six months ended June 30, 2022. The unrecognized stock-based compensation expense as of June 30, 2022 was approximately $47,300.

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

The purchase option for both the real estate and machinery and equipment could be exercised at any time on or after December 1, 2019 and before May 31, 2021 for a total purchase price of $20.0 million, of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. On May 31, 2021, the lessee delivered written notice to exercise the purchase option. The lessee confirmed that its intention was to exercise the option, however, was unable to complete the transaction before the purchase option’s original expiration date of November 30, 2021. CPFH LLC and lessee negotiated an amendment to the purchase option in March of 2022, increasing the purchase price for the real estate to $15.0 million. On June 30, 2022 the lessee exercised its purchase option by completing the real estate transaction and terminating the lease.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. CPFH LLC and KNFH LLC are joint ventures formed in connection with the Company’s Industrial Assets Division, whereas HGC Origination I LLC and HGC Funding I LLC were formed in connection with its Financial Assets Division.

The table below details the Company’s joint venture revenues and earnings during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Revenues:
CPFH LLC	31,021	215
KNFH LLC	4,578	—
HGC Funding I LLC and Origination I LLC	860	17
Total revenues	$36,459	$232

Operating (loss) income:
CPFH LLC	15,318	—
KNFH LLC	873	—
HGC Funding I LLC and Origination I LLC	838	(4)
Total operating (loss) income	$17,029	$(4)

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Assets:
CPFH LLC	779	11,789
KNFH LLC	11,726	—
HGC Funding I LLC and Origination I LLC	26,328	10,476
Total assets	$38,833	$22,265

Liabilities:
CPFH LLC	231	6,099
KNFH LLC	5,069	—
HGC Funding I LLC and Origination I LLC	22	—
Total liabilities	$5,322	$6,099

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

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Shares Calculation:	2022	2021	2022	2021
Basic weighted average shares outstanding	36,103,198	35,250,964	36,053,729	35,020,768
Treasury stock effect of common stock options and restricted stock awards	896,416	1,721,451	792,810	1,590,466
Diluted weighted average common shares outstanding	36,999,614	36,972,415	36,846,539	36,611,234

For the six months ended June 30, 2022 and 2021, there were potential common shares of 1.1 million and approximately 0.4 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the three months ended June 30, 2022 and 2021, there were potential common shares of 1.0 million and 0.1 million, respectively, that were excluded.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	June 30,	December 31,
Right-of-use assets:	2022	2021
Del Mar, CA	$407	$477
Hayward, CA	1,933	2,064
Edwardsville, IL	103	153
	$2,443	$2,694

	June 30,	December 31,
Lease liabilities:	2022	2021
Del Mar, CA	$435	$506
Hayward, CA	1,973	2,089
Edwardsville, IL	103	155
	$2,511	$2,750

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

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For the three month periods ended June 30, 2022 and 2021, lease expense was approximately $0.2 and $0.3 million, respectively. As of June 30, 2022, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2022 (remainder of year from July 1, 2022 to December 31, 2022)	$307
2023	567
2024	532
2025	398
2026	377
Thereafter	700
Total undiscounted future minimum lease payments	2,881
Less imputed interest	(370)
Present value of lease liabilities	$2,511

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

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		June 30,
Amortized Intangible Assets	(years)	2021	Amortization	2022
Customer Relationships (HGP)	0.5	$30	$(15)	$15
Trade Name (HGP)	2.5	386	(64)	322
Trade Name (ALT)	19.2	639	(16)	623
Vendor Relationship (ALT)	4.2	1,073	(115)	958
Total		2,128	(210)	1,918

Unamortized Intangible Assets
Trade Name (NLEX)	NA	2,437	—	2,437
Total		2,437	—	2,437

Total		$4,565	$(210)	$4,355

Amortization expense during the six months ended June 30, 2022 and 2021 was $0.2 million.

As of June 30, 2022, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2022 (remainder of year from July 1, 2022 to December 31, 2022)	$211
2023	391
2024	391
2025	262
2026	186
Thereafter	477
Total	$1,918

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the six months ended June 30, 2022.

Acquisition	June 30, 2022	December 31, 2021
ALT	$1,861	$1,861
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$7,446	$7,446

Note 10 – Debt

Outstanding debt as of June 30, 2022 and December 31, 2021 is summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Current:
Third party debt	$1,979	$2,479
Non-current:
Third party debt	1,113	1,352
Total debt	$3,092	$3,831

On May 5, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 7, 2023. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments, which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. The outstanding balance as of June 30, 2022 was $1.4 million.

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month, beginning the next month succeeding the closing date of August 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of June 30, 2022 was $1.6 million.

Note 11 – Income Taxes

As of June 30, 2022, the Company had aggregate tax net operating loss carry forwards of approximately $77.8 million ($62.2 million of unrestricted net operating tax losses and approximately $15.6 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of excess tax benefits from stock option exercises.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of June 30, 2022 and December 31, 2021.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by David Ludwig, the Company’s President of its Financial Assets Division and a member of its board of directors. The total amount paid to the related party for both six month periods ended June 30, 2022 and 2021 was approximately $56,000 and $55,000, respectively, and is included in selling, general and administrative expenses the condensed consolidated income statements. All lease payments during the six months ended June 30, 2022 and the year ended December 31, 2021 were made to Mr. Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Industrial Assets Division:
Net operating income	$3,343	$433	$4,189	$1,773

Financial Assets Division:
Net operating income	$1,183	$462	$1,914	$923

Corporate and Other:
Net operating loss	$(902)	$(822)	$(1,604)	$(1,577)

Consolidated:
Net operating income	$3,624	$73	$4,499	$1,119

Note 14 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2022 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2022 and 2021, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of June 30, 2022.

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

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $54.8 million in total loans to investors by both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $18.9 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

Critical Accounting Policies and Estimates

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no changes to these policies during the three months ended June 30, 2022.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $10.5 million and $9.1 million as of June 30, 2022 and December 31, 2021, respectively.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021 and the six months ended June 30, 2022, we deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both our Financial Assets and Industrial Assets Divisions.

Our current assets as of June 30, 2022 increased to $25.0 million compared to $23.3 million as of December 31, 2021 primarily due to an increase in cash as a result of cash provided by operating activities during the six months ended June 30, 2022. Our current liabilities were $14.5 million as of June 30, 2022 and $14.2 million at December 31, 2021. Changes for the six months ended June 30, 2022 consisted of an increase in accounts payable of $1.0 million and current portion of lease liabilities of $0.1 million, offset by a decrease in payables to sellers of $0.3 million and a decrease in the current portion of third party debt of $0.5 million.

During the six months ended June 30, 2022, our primary source of cash was the cash on hand plus the cash provided by our asset liquidation business. Cash disbursements during the six months ended June 30, 2022 consisted primarily of investments in equity method investments of $6.1 million, repayment on our 2021 Credit Facility of $0.5 million, repayment on our ALT note of $0.2 million, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of cash flows from our on-going asset liquidation operations, proceeds from the 2020 Public Offering, and draws on our 2021 Credit Facility, as needed.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, as well as any amounts borrowed under our Credit Facility. We are required to pay off the ALT Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. On May 5, 2021, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The Credit Facility matures on May 7, 2023 and replaces our previous credit facility with C3bank of $5.0 million, which matured on April 5, 2021. We are permitted to use the proceeds of the loan solely for our business operations. As of June 30, 2022, we had an outstanding balance of $1.4 million on the Credit Facility.

Ownership Structure and Capital Resources

•
As of June 30, 2022, the Company had stockholders’ equity of $36.0 million, as compared to $32.6 million as of December 31, 2021.
•
On May 5, 2021, the Company entered into the 2021 Credit Facility. The 2021 Credit Facility has a maturity date of May 7, 2023. As of June 30, 2022, we had an outstanding balance of $1.4 million on the Credit Facility.
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

Cash Position and Cash Flows

Cash and cash equivalents as of June 30, 2022 were $16.1 million as compared to $13.6 million as of December 31, 2021, an increase of approximately $2.5 million.

Cash provided by (used in) operating activities. Cash provided by operations was $1.1 million during the six months ended June 30, 2022 as compared to cash used in operating activities of $4.3 million during the same period in 2021. The approximate $5.4 million change was primarily attributable to a change of $6.9 million in operating assets and liabilities during the six months ended June 30, 2022 as compared to the same period in 2021. The amount was further attributable to a change in net income adjusted for noncash items, which was $1.5 million lower during the six months ended June 30, 2022 as compared to the same period in 2021.

The significant changes in operating assets and liabilities during the six months ended June 30, 2022 as compared to the same period in 2021 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash provided by (used in) investing activities. Cash provided by investing activities during the six months ended June 30, 2022 was $2.2 million compared to cash used in investing activities of $0.8 million during the same period in 2021.

Cash provided by investing activities during the six months ended June 30, 2022 consisted primarily of payments received on notes receivable of $1.5 million as well as return of investment and cash distributions received from equity method investments of $6.8 million in the aggregate, of which $5.9 million resulted from the sale of the remaining real estate assets of CPFH LLC, the joint venture, located in Huntsville, Alabama.

Cash provided by investing activities during the six months ended June 30, 2022 was offset by cash used in equity method investments of $6.1 million, of which $4.7 million related to specialty lending activity within our Financial Assets Division and $1.5 million cash used in our Industrial Assets Division directly related to the acquisition of two pharmaceutical plants, formerly of Nesher Pharmaceuticals.

Cash used in investing activities during the six months ended June 30, 2021 of $0.8 million related to specialty lending within our Financial Assets Division, consisting of $0.3 million net cash used in notes receivable activities and $0.5 million cash used in equity method investments.

Cash used in financing activities. Cash used in financing activities was approximately $0.8 million during the six months ended June 30, 2022 and June 30, 2021. Financing activities during the six months ended June 30, 2022 consisted primarily of a $0.5 million repayment to our 2021 Credit Facility, $0.2 million in repayments to our ALT Note and $0.1 million repurchase of our common stock. Financing activities during the six months ended June 30, 2021 consisted primarily of payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards.

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

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Revenues:
Services revenue	$4,595	$4,168	$427	10%	$8,763	$9,198	$(435)	(5)%
Asset sales	6,470	1,008	5,462	542%	11,659	3,079	8,580	279%
Total revenues	11,065	5,176	5,889	114%	20,422	12,277	8,145	66%

Operating costs and expenses:
Cost of services revenue	910	960	(50)	(5)%	1,664	2,135	(471)	(22)%
Cost of asset sales	5,631	375	5,256	1402%	9,033	1,195	7,838	656%
Selling, general and administrative	4,939	3,671	1,268	35%	9,214	7,640	1,574	21%
Depreciation and amortization	133	98	35	36%	266	189	77	41%
Total operating costs and expenses	11,613	5,104	6,509	128%	20,177	11,159	9,018	81%
Earnings of equity method investments	4,172	1	4,171	417100%	4,254	1	4,253	425300%
Operating income	3,624	73	3,551	4864%	4,499	1,119	3,380	302%
Interest and other expense, net	(37)	9	(46)	511%	(75)	12	(87)	725%
Income before income tax expense (benefit)	3,587	82	3,505	4274%	4,424	1,131	3,293	291%
Income tax expense (benefit)	1,009	(505)	1,514	(300)%	1,201	(488)	1,689	(346)%
Net income	$2,578	$587	$1,991	339%	$3,223	$1,619	$1,604	99%

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Industrial Assets Division:
Net operating income	$3,343	$433	$4,189	$1,773

Financial Assets Division:
Net operating income	$1,183	$462	$1,914	$923

Corporate and Other:
Net operating loss	$(902)	$(822)	$(1,604)	$(1,577)

Consolidated:
Net operating income	$3,624	$73	$4,499	$1,119

Three-Month Period Ended June 30, 2022 Compared to Three-Month Period Ended June 30, 2021

Revenues and cost of revenues – Revenues were $11.1 million during the three months ended June 30, 2022 compared to $5.2 million during the same period in 2021. Costs of services revenue and asset sales were $6.5 million during the three months ended June 30, 2022 compared to $1.3 million during the same period in 2021. The gross profit of these items was $4.5 million during the three months ended June 30, 2022 compared to $3.8 million during the same period in 2021, an increase of approximately $0.7 million, or approximately 18%. The increased gross profit in the first quarter of 2022 reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $4.9 million during the three months ended June 30, 2022 compared to $3.7 million during the same period in 2021.

Significant components of selling, general and administrative expense for the three months ended June 30, 2022 and June 30, 2021 are shown below (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	% change
Compensation
HGP	$1,605	$1,286	25%
ALT	386	—	100%
NLEX	1,006	815	23%
HGI	480	267	80%
HGC	143	104	38%
Stock-based compensation	108	68	59%

Consulting	25	11	127%
Board of Directors fees	73	58	26%
Accounting, tax and legal professional fees	290	382	(24)%
Insurance	105	126	(17)%
Occupancy	243	262	(7)%
Travel and entertainment	153	80	91%
Advertising and promotion	109	86	27%
Information technology support	100	87	15%
Other	113	39	190%
Total selling, general & administrative expense	$4,939	$3,671	35%

As compared to the second quarter of 2021, there was an increase in selling, general and administrative expense during the second quarter of 2022 primarily due to increased compensation and operation expenses related to the acquisition of ALT in the third quarter of 2021 and as a result of our improved financial performances in our other divisions. The increased travel and entertainment expenses were due to the lift in travel restrictions related to the COVID-19 pandemic.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended June 30, 2022 and the same period in 2021, which consisted primarily of amortization expense related to intangible assets.

Six-Month Period Ended June 30, 2022 Compared to Six-Month Period Ended June 30, 2021

Revenues and cost of revenues – Revenues were $20.4 million during the six months ended June 30, 2022 compared to $12.3 million during the same period in 2021. Costs of services revenue and asset sales were $10.7 million during the six months ended June 30, 2022 compared to $3.3 million during the same period in 2021. The gross profit of these items was $9.7 million during the six months ended June 30, 2022 compared to $8.9 million during the same period in 2021, an increase of approximately $0.8 million, or approximately 9%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $9.2 million during the six months ended June 30, 2022 and $7.6 million during the same period in 2020.

Significant components of selling, general and administrative expense for the six months ended June 30, 2022 and June 30, 2021 are shown below (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	% change
Compensation
HGP	$2,853	$2,898	(2)%
ALT	765	—	100%
NLEX	1,873	1,688	11%
HGI	741	555	34%
HGC	287	234	23%
Stock-based compensation	214	211	1%

Consulting	40	24	67%
Board of Directors fees	146	125	17%
Accounting, tax and legal professional fees	601	636	(6)%
Insurance	222	247	(10)%
Occupancy	506	485	4%
Travel and entertainment	365	120	204%
Advertising and promotion	222	173	28%
Information technology support	187	155	21%
Other	192	89	116%
Total selling, general & administrative expense	$9,214	$7,640	21%

As compared to the six months ended June 30, 2021, there was an increase in selling, general and administrative expense during the six months ended June 30, 2022 due to increased compensation and operation expenses related to the acquisition of ALT in the third quarter of 2021 and increased travel and entertainment as a result of lifted travel restrictions related to the COVID-19 pandemic.

Depreciation and amortization expense – Depreciation and amortization expense was $0.3 million during the six months ended June 30, 2022 and $0.2 million during the same period in 2021, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,578	$587	$3,223	$1,619
Add back:
Depreciation and amortization	133	98	266	189
Interest and other expense, net	37	(9)	75	(12)
Income tax expense	1,009	(505)	1,201	(488)
EBITDA	3,757	171	4,765	1,308

Management add back:
Stock based compensation	108	68	214	211
Separation Agreement	—	—	—	200
Adjusted EBITDA	$3,865	$239	$4,979	$1,719

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

Further, there were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

During the three months ended June 30, 2022, repurchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
March 31, through April 30, 2022	—	$—	—	$—
May 1, through May 31, 2022	—	$—	—	$—
June 1 through June 30, 2022	71,512	$1.46	71,512	$3,895,592

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Amounts in this column reflect weighted average price paid per share, which includes commissions and other expenses associated with the repurchases.

[3] This column reflects the approximate dollar value of shares of our common stock that are available for purchase under the $4.0 million repurchase program authorized by our Board of Directors on May 5, 2022 (“2022 Repurchase Program”). The 2022 Repurchase Program expires in June 2025.

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

10.1

2022 Heritage Global Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022).

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

Heritage Global Inc.

Date: August 10, 2022	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)