Form 10-Q
period 2022-09-30
Heritage Global Inc.
filed 2022-11-10
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 36,932,177 shares of common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts) (unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,482	$13,622
Accounts receivable (net of allowance for doubtful accounts of $122 in 2022 and 2021)	1,670	2,732
Current portion of notes receivable, net	1,341	2,254
Inventory – equipment	4,822	3,220
Other current assets	1,160	1,456
Total current assets	26,475	23,284
Non-current portion of notes receivable, net	751	1,784
Equity method investments	8,499	4,683
Right-of-use assets	2,933	2,694
Property and equipment, net	1,481	1,471
Intangible assets, net	4,250	4,565
Goodwill	7,446	7,446
Deferred tax assets	3,117	4,488
Other assets	64	49
Total assets	$55,016	$50,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,323	$4,793
Payables to sellers	5,890	6,451
Current portion of third party debt	531	2,479
Current portion of lease liabilities	714	501
Total current liabilities	13,458	14,224
Non-current portion of third party debt	993	1,352
Non-current portion of lease liabilities	2,293	2,249
Total liabilities	16,744	17,825

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 shares of Series N as of September 30, 2022 and December 31, 2021	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,932,177 shares as of September 30, 2022 and 36,574,702 shares as of December 31, 2021	369	366
Additional paid-in capital	293,433	293,030
Treasury stock at cost, 183,699 shares as of September 30, 2022 and 0 shares as of December 31, 2021	(296)	—
Accumulated deficit	(255,240)	(260,763)
Total stockholders’ equity	38,272	32,639
Total liabilities and stockholders’ equity	$55,016	$50,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Services revenue	$7,349	$4,822	$16,112	$14,020
Asset sales	5,312	1,169	16,971	4,248
Total revenues	12,661	5,991	33,083	18,268

Operating costs and expenses:
Cost of services revenue	2,051	1,100	3,715	3,235
Cost of asset sales	3,015	675	12,048	1,870
Selling, general and administrative	5,693	3,494	14,907	11,134
Depreciation and amortization	134	105	400	294
Total operating costs and expenses	10,893	5,374	31,070	16,533
Earnings of equity method investments	1,706	(84)	5,960	(83)
Operating income	3,474	533	7,973	1,652
Interest and other expense, net	(21)	(6)	(96)	6
Income before income tax expense (benefit)	3,453	527	7,877	1,658
Income tax expense (benefit)	1,153	53	2,354	(435)
Net income	$2,300	$474	$5,523	$2,093

Weighted average common shares outstanding – basic	36,084,696	35,805,227	36,014,439	35,285,128
Weighted average common shares outstanding – diluted	37,221,430	37,090,294	36,872,977	36,567,713
Net income per share – basic	$0.06	$0.01	$0.15	$0.06
Net income per share – diluted	$0.06	$0.01	$0.15	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	—	$—	$(260,763)	$32,639
Issuance of common stock from stock option awards	—	—	103,135	1	(24)	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	106	—	—	—	106
Net income	—	—	—	—	—	—	—	645	645
Balance as of March 31, 2022	565	6	36,677,837	367	293,112	—	—	(260,118)	33,367
Issuance of common stock from stock option awards	—	—	56,250	—	25	—	—	—	25
Stock-based compensation expense	—	—	—	—	108	—	—	—	108
Repurchase of common stock	—	—	—	—	—	71,512	(105)	—	(105)
Net income	—	—	—	—	—	—	—	2,578	2,578
Balance as of June 30, 2022	565	6	36,734,087	367	293,245	71,512	(105)	(257,540)	35,973
Issuance of common stock from stock option awards	—	—	83,090	1	19	—	—	—	20
Issuance of restricted common stock	—	—	115,000	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	170	—	—	—	170
Repurchase of common stock	—	—	—	—	—	112,187	(191)	—	(191)
Net income	—	—	—	—	—	—	—	2,300	2,300
Balance as of September 30, 2022	565	$6	36,932,177	$369	$293,433	183,699	$(296)	$(255,240)	$38,272

					Additional
	Preferred stock		Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	—	$—	$(263,816)	$29,943
Issuance of common stock from stock option awards	—	—	366,294	4	(124)	—	—	—	(120)
Stock-based compensation expense	—	—	—	—	67	—	—	—	67
Net income	—	—	—	—	—	—	—	1,032	1,032
Balance as of March 31, 2021	568	6	35,647,477	357	293,343	—	—	(262,784)	30,922
Issuance of common stock from stock option awards	—	—	611,905	6	(676)	—	—	—	(670)
Issuance of restricted common stock	—	—	25,000	—	76	—	—	—	76
Stock-based compensation expense	—	—	—	—	68	—	—	—	68
Net income	—	—	—	—	—	—	—	587	587
Balance as of June 30, 2021	568	6	36,284,382	363	292,811	—	—	(262,197)	30,983
Issuance of common stock from stock option awards	—	—	290,200	3	22	—	—	—	25
Issuance of common stock due to conversion of Series N Preferred stock	(3)	—	120	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	102	—	—	—	102
Net income	—	—	—	—	—	—	—	474	474
Balance as of September 30, 2021	565	$6	36,574,702	$366	$292,935	—	$—	$(261,723)	$31,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$5,523	$2,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred issuance costs and fees	125	39
Earnings of equity method investments	(5,960)	83
Noncash lease expense	391	408
Depreciation and amortization	400	294
Deferred taxes	1,371	(405)
Stock-based compensation expense	384	313
Changes in operating assets and liabilities:
Accounts receivable	1,062	(1,555)
Inventory – equipment	(1,602)	(26)
Other assets	281	(80)
Accounts payable and accrued liabilities	1,530	(1,582)
Payables to sellers	(561)	(3,308)
Lease liabilities	(373)	(400)
Net cash provided by (used in) operating activities	2,571	(4,126)

Cash flows provided by (used in) investing activities:
Investment in notes receivable	(625)	(5,856)
Payments received on notes receivable	2,446	3,388
Investment in equity method investments	(8,068)	(1,092)
Return of investment in equity method investments	2,945	—
Cash distributions from equity method investments	7,266	82
Purchase of property and equipment	(94)	(1,423)
Acquisition, net of cash acquired	—	(4,318)
Cash received on transfer of notes receivable to partners	—	1,961
Net cash provided by (used in) investing activities	3,870	(7,258)

Cash flows (used in) provided by financing activities:
Proceeds from debt payable to third parties	—	1,300
Repayment of debt payable to third parties	(2,307)	(1,300)
Proceeds from issuance of notes payable to third parties	—	2,000
Proceeds from issuance of common stock from stock option awards	66	221
Payments of tax withholdings related to cashless exercises of stock option awards	(44)	(988)
Repurchase of common stock	(296)	—
Net cash (used in) provided by financing activities	(2,581)	1,233
Net increase (decrease) in cash and cash equivalents	3,860	(10,151)
Cash and cash equivalents as of beginning of period	13,622	23,385
Cash and cash equivalents as of end of period	$17,482	$13,234

Supplemental cash flow information:
Cash paid for taxes	$276	$118
Cash paid for interest	$106	$6
Noncash change in Right-of-use assets	$630	$2,263
Noncash change in Lease liabilities	$630	$2,263

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

The results of operations for the three month period ended September 30, 2022 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2022. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021, contained in the Company’s Form 10-K.

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

Going forward, and subject to the caveat below, the Company does not believe the COVID-19 pandemic will have material negative impacts on its financial performance, as the Company expects that the supply of surplus industrial assets will return to pre-pandemic levels and believes that the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, as stimulus payments conclude, the Company expects that the COVID-19 pandemic will have the following positive impacts:

•
increased activity for NLEX and HGC due to the resurgence of consumer spending, rising delinquency and charge-off rates, and expanding volumes of nonperforming and charged-off consumer loans; and
•
incremental valuation opportunities for the Company's valuation business as a result of greater focus on collateral on bank balance sheets.

Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues depending on the scope and magnitude of such policies.

Public Offering

On October 6, 2020, the Company completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of its common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from the Company. The Company received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021 and the nine months ended September 30, 2022, the Company deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both its Financial Assets and Industrial Assets Divisions.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”) which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of September 30, 2022, the Company had approximately $3.7 million in remaining aggregate dollar value of shares that may be purchased under the program. There were 0.1 million shares repurchased in the open market for $0.2 million during the three months ended September 30, 2022, and 0.2 million shares repurchased in the open market for $0.3 million during the nine months ended September 30, 2022.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

All services and asset sales revenue from contracts with customers is considered to be within the asset liquidation business, which consists of two reportable segments, the Industrial Assets Division and the Financial Assets Division. Generally, revenue is recognized in the asset liquidation business at the point in time in which the performance obligation has been satisfied. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended September 30, 2022), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of September 30, 2022, the deferred revenue balance was approximately $0.4 million and is recorded as a component of accounts payable and accrued liabilities. The deferred revenue balance is primarily related to customer deposits on ALT asset sales. The Company records receivables related to asset liquidation in certain situations based on timing of payments for asset liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The Company evaluates revenue from asset liquidation transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis. The Company has determined that it acts as an agent for its fee based asset liquidation transactions and therefore reports the revenue from these transactions on a net basis.

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

The loan origination fees are offset with any direct origination costs and are deferred upon issuance of the loan and amortized over the lives of the related loans, as an adjustment to interest income. The interest method is used to arrive at periodic interest income, net of fees and costs, that reflects a constant effective yield on the net investment in the loan receivable.

The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the amount of backend profit share which will be realized.

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of the Company’s notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will complete its evaluation on the impact of the new guidance on its consolidated financial statements in the fourth quarter ended December 31, 2022.

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off receivable portfolios. As of September 30, 2022 and December 31, 2021, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, were $2.1 million and $4.0 million, respectively. During the nine months ended September 30, 2022, the Company issued notes receivable of approximately $0.6 million, which was offset by principal payments made by borrowers of approximately $2.4 million and adjustments to the deferred fees and costs balance of approximately $0.1 million.

As of September 30, 2022 and December 31, 2021, the Company did not record an allowance for credit losses related to notes receivable outstanding.

Note 4 – Stock-based Compensation

Options

As of September 30, 2022, the Company had four stock-based compensation plans, which are described more fully in Note 17 to the audited consolidated financial statements for the year ended December 31, 2021, contained in the Company’s Form 10-K.

During the nine months ended September 30, 2022, the Company issued options to purchase 279,500 shares of common stock to certain of the Company's employees. During the same period, the Company cancelled options to purchase 95,625 shares of common stock, of which 55,625 were as a result of employee resignations and 40,000 were options issued to non-employee directors and subsequently canceled.

The following summarizes the changes in common stock options for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	2,193,288	$1.23
Granted	279,500	$1.62
Exercised	(339,125)	$0.50
Forfeited	(95,625)	$1.77
Outstanding as of September 30, 2022	2,038,038	$1.38	7.38	$938

Options exercisable as of September 30, 2022	980,163	$0.96	6.02	$737

The Company recognized stock-based compensation expense related to common stock options of $0.3 million for the nine months ended September 30, 2022. As of September 30, 2022, there was approximately $1.0 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 2.8 years.

At the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022. As of September 30, 2022, the Company issued options to purchase 144,500 shares of common stock to certain of the Company's employees under this plan.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $38,700 for the nine months ended September 30, 2022. The unrecognized stock-based compensation expense as of September 30, 2022 was approximately $34,400.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021.

On August 3, 2022, the Company granted 115,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. Of the shares of Company restricted common stock granted during the nine months ended September 30, 2022, 40,000 shares were granted with a vesting term that was completed prior to the grant date due to a delay in the Company’s ability to grant such shares, and the remaining 75,000 shares will vest in full on March 31, 2023. We determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $1.58 per share, was $92,800 for the nine months ended September 30, 2022. The unrecognized stock-based compensation expense as of for the nine months ended September 30, 2022, was approximately $88,900.

Note 5 – Lessor Arrangement

In June 2019, the Company, with certain partners, entered into agreements to lease, with a purchase option, a fully functional manufacturing building, including all machinery and equipment held within. The assets under lease relate to the Company’s purchase, with certain partners, of a pharmaceutical campus in Huntsville, Alabama, as disclosed in the Company’s Form 10-K. The lessee is obligated to make monthly lease payments over a ten-year period, totaling approximately $13.2 million for the real estate portion, and monthly lease payments over a six-year period totaling approximately $9.7 million for the machinery and equipment. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments was recognized as revenue and a lease receivable as of the effective date.

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

The purchase option for both the real estate and machinery and equipment could be exercised at any time on or after December 1, 2019, and before May 31, 2021, for a total purchase price of $20.0 million, of which $12.0 million and $8.0 million are allocated to the real estate and machinery and equipment, respectively. On May 31, 2021, the lessee delivered written notice to exercise the purchase option. The lessee confirmed that its intention was to exercise the option, however, was unable to complete the transaction before the purchase option’s original expiration date of November 30, 2021. CPFH LLC and lessee negotiated an amendment to the purchase option in March of 2022, increasing the purchase price for the real estate to $15.0 million. On June 30, 2022, the lessee exercised its purchase option by completing the real estate transaction and terminating the lease.

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

The table below details the Company’s joint venture revenues and earnings during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Revenues:
Oak Grove Asset Acquisitions LP	$—	$5
CPFH LLC	31,072	350
KNFH LLC	16,882	—
HGC Funding I LLC and Origination I LLC	1,611	73
Total revenues	$49,565	$428

Operating (loss) income:
Oak Grove Asset Acquisitions LP	$—	$4
CPFH LLC	15,357	(402)
KNFH LLC	6,915	—
HGC Funding I LLC and Origination I LLC	1,589	51
Total operating (loss) income	$23,861	$(347)

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Assets:
CPFH LLC	779	11,789
KNFH LLC	2,712	—
HGC Funding I LLC and Origination I LLC	31,790	10,476
Total assets	$35,281	$22,265

Liabilities:
CPFH LLC	138	6,099
KNFH LLC	43	—
HGC Funding I LLC and Origination I LLC	—	—
Total liabilities	$181	$6,099

Note 7 – Earnings Per Share

The Company is required in periods in which it has net income to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred shares, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For the three and nine months ended September 30, 2022, the earnings allocated to the preferred shares outstanding was not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Shares Calculation:	2022	2021	2022	2021
Basic weighted average shares outstanding	36,084,696	35,805,227	36,014,439	35,285,128
Treasury stock effect of common stock options and restricted stock awards	1,136,734	1,285,067	858,538	1,282,585
Diluted weighted average common shares outstanding	37,221,430	37,090,294	36,872,977	36,567,713

For the nine months ended September 30, 2022 and 2021, there were potential common shares of 0.9 million and approximately 0.4 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the three months ended September 30, 2022 and 2021, there were potential common shares of 0.8 million and 0.4 million, respectively, that were excluded.

Note 8 – Leases

The Company leases office and warehouse space primarily in four locations: Del Mar, CA; Hayward, CA; San Diego, CA and Edwardsville, IL. As each contract does not meet any of the four criteria of ASC 842 for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease.

On October 27, 2020, the Company entered into an agreement (the “Lease”) with Hayward FGHK Industrial, LLC (“Landlord”) pursuant to which the Company leases 30,321 square feet of industrial space in Hayward, California from Landlord. The Lease has a commencement date of April 1, 2021, and an initial term of ninety (90) months, unless terminated earlier by either party pursuant to the terms of the Lease. The Lease provides for an initial monthly base rent of $27,289, which increases on an annual basis to $33,562 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas.

On August 12, 2022, the Company entered into an agreement (the “Lease”) with Liberty Industrial Park, LLC (“Landlord”) pursuant to which the Company leases 6,627 square feet of industrial space in San Diego, California from Landlord. The Lease has a commencement date of September 1, 2022. The Lease provides for an initial monthly base rent of $11,266, which increases on an annual basis to $13,180 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas.

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	September 30,	December 31,
Right-of-use assets:	2022	2021
Del Mar, CA	$371	$477
Hayward, CA	1,867	2,064
San Diego, CA	618	—
Edwardsville, IL	77	153
	$2,933	$2,694

	September 30,	December 31,
Lease liabilities:	2022	2021
Del Mar, CA	$398	$506
Hayward, CA	1,913	2,089
San Diego, CA	619	—
Edwardsville, IL	77	155
	$3,007	$2,750

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On April 1, 2021 and September 1, 2022 the Company’s incremental borrowing rate was 4.95% and 5.5%, respectively.

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For the nine month periods ended September 30, 2022 and 2021, lease expense was approximately $0.5 million. As of September 30, 2022, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2022 (remainder of year from October 1, 2022 to December 31, 2022)	$176
2023	705
2024	675
2025	546
2026	531
Thereafter	808
Total undiscounted future minimum lease payments	3,441
Less imputed interest	(434)
Present value of lease liabilities	$3,007

Note 9 – Intangible Assets and Goodwill

Identifiable intangible assets

The Company’s identifiable intangible assets are associated with its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands except for lives) and are amortized using the straight-line method over their remaining estimated useful lives. The Company’s tradename that was acquired as part of the acquisition of NLEX in 2014 has an indefinite life and therefore is not amortized.

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		September 30,
Amortized Intangible Assets	(years)	2021	Amortization	2022
Customer Relationships (HGP)	0.3	$30	$(22)	$8
Trade Name (HGP)	2.3	386	(96)	290
Trade Name (ALT)	18.9	639	(24)	615
Vendor Relationship (ALT)	3.9	1,073	(173)	900
Total		2,128	(315)	1,813

Unamortized Intangible Assets
Trade Name (NLEX)	NA	2,437	—	2,437
Total		2,437	—	2,437

Total		$4,565	$(315)	$4,250

Amortization expense during the nine months ended September 30, 2022 and 2021 was $0.3 and $0.2 million respectively.

As of September 30, 2022, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2022 (remainder of year from October 1, 2022 to December 31, 2022)	$105
2023	391
2024	391
2025	263
2026	186
Thereafter	477
Total	$1,813

Goodwill

The Company’s goodwill is related to its asset liquidation business and is comprised of goodwill from the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, as shown in the table below (in thousands). There were no additions to goodwill and no impairment losses to the carrying amount of goodwill during the nine months ended September 30, 2022.

Acquisition	September 30, 2022	December 31, 2021
ALT	$1,861	$1,861
HGP	2,040	2,040
NLEX	3,545	3,545
Total goodwill	$7,446	$7,446

Note 10 – Debt

Outstanding debt as of September 30, 2022 and December 31, 2021 is summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Current:
Third party debt	$531	$2,479
Non-current:
Third party debt	993	1,352
Total debt	$1,524	$3,831

On May 5, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 7, 2023. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments, which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. The Company had no outstanding balance as of September 30, 2022.

On August 23, 2022, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of April 1, 2022, by and between the Company and C3bank, National Association (the “Lender”). The Modification Agreement modifies and reaffirms that certain promissory note, business loan agreement, commercial security agreement and pledge agreement, dated as of May 5, 2021, by and between the Company and Lender (collectively, the “Loan Agreement”), whereby Lender agreed to make a revolving line of credit to Borrower in the maximum principal amount of $10.0 million. The Modification Agreement modifies and amends the Loan Agreement to provide for, among other things, the arrangement of the Loan Agreement’s financial covenants, which remain unchanged, into two categories: (i) financial covenants used to resize the maximum principal amount available to the Company as of the date of determination (as determined by Lender in its sole discretion), and (ii) financial covenants to be maintained by the Company during the term of the Loan Agreement.

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month, beginning the next month succeeding the closing date of August 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of September 30, 2022 was $1.5 million.

Note 11 – Income Taxes

As of September 30, 2022, the Company had aggregate tax net operating loss carry forwards of approximately $77.8 million ($62.2 million of unrestricted net operating tax losses and approximately $15.6 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of September 30, 2022 and December 31, 2021.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by David Ludwig, the Company’s President of its Financial Assets Division and a member of its board of directors. The total amount paid to the related party for both nine month periods ended September 30, 2022 and 2021 was approximately $83,000 and $82,000 respectively, and is included in selling, general and administrative expenses the Condensed Consolidated Income Statements. All lease payments during the nine months ended September 30, 2022 and the year ended December 31, 2021 were made to Mr. Ludwig. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

Note 13 – Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily on differentiated revenue streams for services offered. The Company’s reportable segments consist of the Industrial Assets Division and Financial Assets Division. The Industrial Assets Division advises enterprise and financial customers on the sale of industrial assets mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale. The Financial Assets Division provides liquidity to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

The Company evaluates the performance of its reportable segments based primarily on net operating income. Further, the Company does not utilize segmented asset information to evaluate the performance of its reportable segments and does not include intercompany transfers between segments for management reporting purposes.

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Industrial Assets Division:
Net operating income	$3,058	$765	$7,247	$2,538

Financial Assets Division:
Net operating income	$1,566	$449	$3,480	$1,372

Corporate and Other:
Net operating loss	$(1,150)	$(681)	$(2,754)	$(2,258)

Consolidated:
Net operating income	$3,474	$533	$7,973	$1,652

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2022 and 2021, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Form 10-K”).

Forward Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements are subject to certain risks, uncertainties, and assumptions, including the important factors noted under Item 1A “Risk Factors” in our Form 10-K, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The organization chart below outlines our basic domestic corporate structure as of September 30, 2022.

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

Going forward, and subject to the caveat below, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance, as we expect that the supply of surplus industrial assets will return to pre-pandemic levels and the continuing disruptions to the global supply chain, particularly those involving industrial assets, will further increase demand for U.S.-based surplus assets. Further, as stimulus payments conclude, we expect that the COVID-19 pandemic will have the following positive impacts:

•
increased activity for NLEX and HGC due to the resurgence of consumer spending, rising delinquency and charge-off rates, and expanding volumes of nonperforming and charged-off consumer loans; and
•
incremental valuation opportunities for our valuation business as a result of greater focus on collateral on bank balance sheets.

Further surges in COVID-19 infection rates could result in the continuation of stimulus payments and the implementation of additional credit policies impacting debt sales that may result in delayed revenues depending on the scope and magnitude of such policies.

Industry and Competition

Our asset liquidation business consists primarily of the auction, appraisal and asset advisory services provided by our Industrial Assets Division and the accounts receivable brokerage and specialty financing services provided by our Financial Assets Division, each of which is further described below. Our asset liquidation business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, accounts receivable and distressed debt. The market for these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers. Some competitors have significantly greater financial and marketing resources and name recognition.

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

Compelling Macro Growth Drivers. Consumer lending and resulting charge-offs are expected to continue their upward trend to meet, and possibly exceed, pre-pandemic level which we believe will drive an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High Return on Invested Capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal in industrial asset transactions, rather than the lower margin role of broker.

Strong Management Team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity and is expected to do so until December 31, 2024. Also, during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

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

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $63.2 million in total loans to investors by both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $21.5 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations references our unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are considered to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant estimates required in the preparation of the unaudited condensed consolidated interim financial statements included in this quarterly report include the assessment of collectability of revenue recognized, and the valuation of accounts receivable, inventory, other assets, right-of-use assets, goodwill, intangible assets, liabilities, deferred income tax assets and liabilities and stock-based compensation. These estimates are considered significant either because of the significance of the financial statement items to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

We have no off-balance sheet arrangements.

We have not paid any dividends, and do not expect to pay any dividends in the future.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no changes to these policies during the three months ended September 30, 2022.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $13.0 million and $9.1 million as of September 30, 2022 and December 31, 2021, respectively.

On October 6, 2020, we completed a public offering (the “2020 Public Offering”) of 5,462,500 shares of our common stock, at a public offering price of $1.75 per share, which included a full exercise of the underwriters’ option to purchase 712,500 additional shares of common stock from us. We received approximately $8.7 million of net proceeds, after deducting underwriting discounts and commissions, but before offering expenses. During 2021 and the nine months ended September 30, 2022, we deployed proceeds to fund the ALT acquisition, as well as various principal transactions in both our Financial Assets and Industrial Assets Divisions.

Our current assets as of September 30, 2022 increased to $26.5 million compared to $23.3 million as of December 31, 2021 primarily due to an increase in cash as a result of cash provided by operating activities during the nine months ended September 30, 2022. Our current liabilities were $13.5 million as of September 30, 2022 and $14.2 million at December 31, 2021. Changes for the nine months ended September 30, 2022 consisted of a decrease in payables to sellers of $0.6 million and a decrease in the current portion of third party debt of $1.9 million offset by an increase in accounts payable of $1.5 million and current portion of lease liabilities of $0.2 million.

During the nine months ended September 30, 2022, our primary source of cash was the cash on hand plus the cash provided by our asset liquidation business. Cash disbursements during the nine months ended September 30, 2022 consisted primarily of investments in equity method investments of $8.1 million, repayment on our 2021 Credit Facility of $1.9 million, repayment on our ALT Note of $0.4 million, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of cash flows from our on-going asset liquidation operations, proceeds from the 2020 Public Offering, and draws on our 2021 Credit Facility, as needed.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, as well as any amounts borrowed under our Credit Facility. We are required to pay off the ALT Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. On May 5, 2021, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “Credit Facility”) with C3bank, for a $10.0 million revolving line of credit. The Credit Facility matures on May 7, 2023 and replaces our previous credit facility with C3bank of $5.0 million, which matured on April 5, 2021. We are permitted to use the proceeds of the loan solely for our business operations. As of September 30, 2022, we had no outstanding balance on the Credit Facility.

Ownership Structure and Capital Resources

•
As of September 30, 2022, the Company had stockholders’ equity of $38.3 million, as compared to $32.6 million as of December 31, 2021.
•
On May 5, 2021, the Company entered into the 2021 Credit Facility. The 2021 Credit Facility has a maturity date of May 7, 2023. As of September 30, 2022, we had no outstanding balance on the Credit Facility.
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

Cash Position and Cash Flows

Cash and cash equivalents as of September 30, 2022 were $17.5 million as compared to $13.6 million as of December 31, 2021, an increase of approximately $3.9 million.

Cash provided by (used in) operating activities. Cash provided by operations was $2.6 million during the nine months ended September 30, 2022 as compared to cash used in operating activities of $4.1 million during the same period in 2021. The approximate $6.7 million change was primarily attributable to a change of $7.3 million in operating assets and liabilities during the nine months ended September 30, 2022 as compared to the same period in 2021. The amount was further attributable to a change in net income adjusted for noncash items, which was $0.6 million lower during the nine months ended September 30, 2022 as compared to the same period in 2021.

The significant changes in operating assets and liabilities during the nine months ended September 30, 2022 as compared to the same period in 2021 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash provided by (used in) investing activities. Cash provided by investing activities during the nine months ended September 30, 2022 was $3.9 million compared to cash used in investing activities of $7.3 million during the same period in 2021.

Cash provided by investing activities during the nine months ended September 30, 2022 consisted primarily of payments received on notes receivable of $2.4 million as well as return of investment and cash distributions received from equity method investments of $10.2 million in the aggregate, which included $1.7 million related to specialty lending activity within our Financial Assets Division, $5.9 million from the sale of the remaining real estate assets of CPFH LLC, the joint venture, located in Huntsville, Alabama, and $2.6 million from the sales of real estate and machinery and equipment assets of KNFH LLC.

Cash provided by investing activities during the nine months ended September 30, 2022 was offset by cash used in investment in equity method investments of $8.1 million, of which $6.6 million related to specialty lending activity within our Financial Assets Division and $1.5 million cash used in our Industrial Assets Division directly related to the acquisition of two pharmaceutical plants, formerly of Nesher Pharmaceuticals.

Cash used in investing activities during the nine months ended September 30, 2021 of $7.3 million was primarily attributable to the acquisition of certain assets and liabilities of American Laboratory Trading for $4.3 million and the acquisition of real estate used in American Laboratory Trading’s business for $1.3 million, investment in notes receivable of $5.9 million and investment in equity method investments of $1.1 million, offset by payments received on notes receivables of $3.4 million and cash received on transfer of notes receivable to partners of $2.0 million.

Cash (used in) provided by financing activities. Cash used in financing activities was approximately $2.6 million during the nine months ended September 30, 2022 as compared to cash provided by financing activities of $1.2 million for the same period ended September 30, 2021. Financing activities during the nine months ended September 30, 2022 consisted primarily of a $1.9 million repayment to our 2021 Credit Facility, $0.4 million in repayments to our ALT Note and $0.3 million repurchase of our common stock.

Cash provided by financing activities during the nine months ended September 30, 2021 consisted primarily of $2.0 million in proceeds from the issuance of the ALT Note as part of the acquisition of certain assets and liabilities of American Laboratory Trading offset by payments of tax withholdings related to cashless exercises of stock option awards, in excess of proceeds from issuance of common stock related to standard exercises of stock option awards.

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

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Revenues:
Services revenue	$7,349	$4,822	$2,527	52%	$16,112	$14,020	$2,092	15%
Asset sales	5,312	1,169	4,143	354%	16,971	4,248	12,723	300%
Total revenues	12,661	5,991	6,670	111%	33,083	18,268	14,815	81%

Operating costs and expenses:
Cost of services revenue	2,051	1,100	951	86%	3,715	3,235	480	15%
Cost of asset sales	3,015	675	2,340	347%	12,048	1,870	10,178	544%
Selling, general and administrative	5,693	3,494	2,199	63%	14,907	11,134	3,773	34%
Depreciation and amortization	134	105	29	28%	400	294	106	36%
Total operating costs and expenses	10,893	5,374	5,519	103%	31,070	16,533	14,537	88%
Earnings of equity method investments	1,706	(84)	1,790	2131%	5,960	(83)	6,043	7281%
Operating income	3,474	533	2,941	552%	7,973	1,652	6,321	383%
Interest and other expense, net	(21)	(6)	(15)	250%	(96)	6	(102)	1700%
Income before income tax expense (benefit)	3,453	527	2,926	555%	7,877	1,658	6,219	375%
Income tax expense (benefit)	1,153	53	1,100	2075%	2,354	(435)	2,789	641%
Net income	$2,300	$474	$1,826	385%	$5,523	$2,093	$3,430	164%

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

We evaluate the performance of reportable segments based primarily on net operating income. Further, we do not utilize segmented asset information to evaluate the performance of reportable segments and we do not include intercompany transfers between segments for management reporting purposes.

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Industrial Assets Division:
Net operating income	$3,058	$765	$7,247	$2,538

Financial Assets Division:
Net operating income	$1,566	$449	$3,480	$1,372

Corporate and Other:
Net operating loss	$(1,150)	$(681)	$(2,754)	$(2,258)

Consolidated:
Net operating income	$3,474	$533	$7,973	$1,652

Three-Month Period Ended September 30, 2022 Compared to Three-Month Period Ended September 30, 2021

Revenues and cost of revenues – Revenues were $12.7 million during the three months ended September 30, 2022 compared to $6.0 million during the same period in 2021. Costs of services revenue and asset sales were $5.1 million during the three months ended September 30, 2022 compared to $1.8 million during the same period in 2021. The gross profit of these items was $7.6 million during the three months ended September 30, 2022 compared to $4.2 million during the same period in 2021, an increase of approximately $3.4 million, or approximately 80%. The increased gross profit in the third quarter of 2022 reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $5.7 million during the three months ended September 30, 2022 compared to $3.5 million during the same period in 2021.

Significant components of selling, general and administrative expense for the three months ended September 30, 2022 and September 30, 2021 are shown below (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	% change
Compensation
HGP	$1,765	$1,141	55%
ALT	389	118	230%
NLEX	1,255	764	64%
HGI	664	228	191%
HGC	138	94	47%
Stock-based compensation	170	102	67%

Consulting	32	13	146%
Board of Directors fees	89	62	44%
Accounting, tax and legal professional fees	296	293	1%
Insurance	119	112	6%
Occupancy	291	241	21%
Travel and entertainment	156	121	29%
Advertising and promotion	89	66	35%
Information technology support	103	86	20%
Other	137	53	158%
Total selling, general & administrative expense	$5,693	$3,494	63%

As compared to the third quarter of 2021, there was an increase in selling, general and administrative expense during the third quarter of 2022 primarily due to increased compensation and operation expenses related to the acquisition of ALT in the third quarter of 2021 and increased compensation as a result of our improved financial performances in our other divisions. The increased travel and entertainment expenses were due to the lift in travel restrictions related to the COVID-19 pandemic.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended September 30, 2022 and the same period in 2021, which consisted primarily of amortization expense related to intangible assets.

Nine-Month Period Ended September 30, 2022 Compared to Nine-Month Period Ended September 30, 2021

Revenues and cost of revenues – Revenues were $33.1 million during the nine months ended September 30, 2022 compared to $18.3 million during the same period in 2021. Costs of services revenue and asset sales were $15.8 million during the nine months ended September 30, 2022 compared to $5.1 million during the same period in 2021. The gross profit of these items was $17.3 million during the nine months ended September 30, 2022 compared to $13.2 million during the same period in 2021, an increase of approximately $4.2 million, or approximately 32%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $14.9 million during the nine months ended September 30, 2022 and $11.1 million during the same period in 2021.

Significant components of selling, general and administrative expense for the nine months ended September 30, 2022 and September 30, 2021 are shown below (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	% change
Compensation
HGP	$4,618	$4,039	14%
ALT	1,154	118	878%
NLEX	3,129	2,519	24%
HGI	1,405	783	79%
HGC	425	328	30%
Stock-based compensation	384	313	23%

Consulting	72	37	95%
Board of Directors fees	235	187	26%
Accounting, tax and legal professional fees	895	930	(4)%
Insurance	342	292	17%
Occupancy	797	725	10%
Travel and entertainment	521	241	116%
Advertising and promotion	310	239	30%
Information technology support	290	241	20%
Other	330	142	132%
Total selling, general & administrative expense	$14,907	$11,134	34%

As compared to the nine months ended September 30, 2021, there was an increase in selling, general and administrative expense during the nine months ended September 30, 2022 primarily due to increased compensation and operation expenses related to the acquisition of ALT in the third quarter of 2021 and increased compensation expense as a result of our improved financial performances in our other divisions. The increased travel and entertainment expenses were due to the lift in travel restrictions related to the COVID-19 pandemic.

Depreciation and amortization expense – Depreciation and amortization expense was $0.4 million during the nine months ended September 30, 2022 and $0.3 million during the same period in 2021, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,300	$474	$5,523	$2,093
Add back:
Depreciation and amortization	134	105	400	294
Interest and other expense, net	21	6	96	(6)
Income tax expense	1,153	53	2,354	(435)
EBITDA	3,608	638	8,373	1,946

Management add back:
Stock based compensation	170	102	384	313
Separation Agreement	—	—	—	200
Adjusted EBITDA	$3,778	$740	$8,757	$2,459

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

Further, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

During the three months ended September 30, 2022, repurchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
July 1 through July 31, 2022	4,502	$1.50	76,014	$3,888,831
August 1 through August 31, 2022	62,994	$1.72	139,008	$3,780,431
September 1 through September 30, 2022	44,691	$1.70	183,699	$3,705,560

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

10.1	Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of April 1, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Heritage Global Inc.

Date: November 10, 2022	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)