Form 10-K
period 2022-12-31
Heritage Global Inc.
filed 2023-03-24
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2022, was approximately $42.3 million. As of March 1, 2023, there were 36,932,177 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2022 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

Unless the context otherwise requires, all references in this Report to Heritage Global Inc., a Florida corporation (“HG”), refer only to HG and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “our,” or the “Company” refer collectively to HG together with its consolidated subsidiaries.

Item 1. Business.

Overview and History

HG is an asset services company specializing in financial and industrial asset transactions. We provide a full suite of services including market making, acquisitions, refurbishment, dispositions, valuations and secured lending. We focus on identifying, valuing, acquiring and monetizing underlying tangible and intangible assets across more than twenty-five global sectors. We act as an advisor, as well as a principal, acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, charged-off receivable portfolios and entire business enterprises.

Our operations are organized into two divisions, Financial Assets and Industrial Assets. Within these two divisions, we group our business activities into the following four operating segments to manage performance:

Industrial Assets Division

•
Auction and Liquidation – Through our subsidiary Heritage Global Partners, Inc. (“HGP”), we operate a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment.
•
Refurbishment & Resale – Through our American Laboratory Trading division (“ALT”), we acquire refurbish and supply specialized laboratory equipment.

Financial Assets Division

•
Brokerage – Through our subsidiary National Loan Exchange, Inc. (“NLEX”), we broker charged-off receivables in the United States and Canada on behalf of lenders including banks, mortgage companies, and auto and alternative lending sources.
•
Specialty Lending – Through our subsidiary Heritage Global Capital LLC (“HGC”), we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

Corporate Information

HG was incorporated in Florida in 1983 under the name “MedCross, Inc.” Our name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. in 2013. The most recent name change more closely identifies HG with its auction and specialty lending business lines.

Our corporate headquarters are located at 12625 High Bluff Drive, Suite 305, San Diego, CA 92130. Our telephone number is (858) 847-0659 and our corporate website is www.hginc.com.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2022.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware)(6)

	100%
	Heritage ALT LLC (Delaware) (4)

(1)
Registrant.
(2)
Auction and Liquidation.
(3)
Holding Company.
(4)
Refurbishment & Resale.
(5)
Brokerage.
(6)
Specialty Lending.

COVID-19

While the novel coronavirus (“COVID-19”) pandemic had a negative impact on our performance during 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales by financial institutions, and a delay in the typical process for the sale of certain industrial assets by manufacturing companies, it did not have a material negative impact on our Industrial Assets Division during 2022, as the supply of surplus industrial assets largely returned to pre-pandemic levels and the continuing disruptions to the global supply chain, particularly those involving industrial assets, increased demand for U.S. based surplus assets. COVID-19’s negative impact on our Financial Assets Division in 2022 from reduced charged-off receivable portfolio volumes was offset by an increase in business volume and an influx of new clients for our NLEX brokerage business as a result of adaptive changes made during 2021. Going forward, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance, as we expect that supply and demand will remain robust in our Industrial Assets Division and increasing consumer spending and rising delinquency and charge-off rates will result in expanding volumes of nonperforming and charged-off consumer loans, which will benefit our Financial Assets Division.

Employees

As of December 31, 2022, we had 75 total and full-time employees, broken down by segment as follows: 30 are employed by HGP, 15 by NLEX, 20 by ALT, 4 by HGC and 6 by HG.

Industry and Competition

Our business consists primarily of the auction, appraisal, refurbishment and asset advisory services provided by our Industrial Assets Division and the charged-off receivable brokerage and specialty financing services provided by our Financial Assets Division, each of which is further described below. Our business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, charged-off receivable and distressed debt. The market for all of these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers and lenders. Some competitors have significantly greater financial and marketing resources and name recognition.

We believe that our business is positioned to grow in all economic cycles. As the economy encounters situations of recession, flattening yield curves and rising credit costs, our business may experience wider margins on principal asset sales, a favorable lending cycle for charged-off and nonperforming asset portfolios, higher volumes of nonperforming assets and building surplus inventories and bankruptcies. In times of economic growth, our business has demonstrated its ability to experience growth based on our competitive advantages in the industry, including our domain expertise related to deal sourcing and execution capabilities, our diversification of integrated service platforms and our experience across underserved markets. We intend to continue to leverage our competitive advantages to grow within each segment and across platforms through increasing synergies, maintaining high incremental margins, improving earnings predictability, strengthening financial metrics reflected on our balance sheet and managing expenses.

Our business strategy in the Specialty Lending and Auction and Liquidation segments includes the option of partnering with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, helping to mitigate some of the competition from the market’s larger participants and contribute to our objective to be the leading resource for clients requiring financial and industrial asset solutions.

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

Compelling Macro Growth Drivers. Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer lending and resulting charge-offs are expected to continue their upward trend to meet, and possibly exceed, pre-pandemic levels, which we believe will drive an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

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

Financial Assets Division

Our Financial Assets division provides services to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Brokerage Segment

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $92.6 million in total loans to investors by both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $34.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

Auction and Liquidation Segment

Through HGP, we offer a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The fees for our services typically range from 15–50%, depending on our role and the transaction. This division predominantly targets sellers of surplus or distressed “inside the building” assets. Our buyers consist of both end-users and dealers.

Refurbishment & Resale Segment

Through ALT, we have specialized our offering in the biotech and pharma sectors, which have been key verticals over the past decade. ALT focuses on refurbishing and reselling laboratory equipment.

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

Available Information

We file certain reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports. The SEC maintains an Internet site at http://www.sec.gov that contains the reports and information statements and other information we file electronically. The documents that we file under Canadian securities law are available on SEDAR at the following address: http//sedar.com. Our website address is www.hginc.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after we electronically file or furnish such materials to the SEC. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

Competition and Economic Risks

We face significant competition in our business.

Our business depends on our ability to successfully obtain a continuous supply of auction or appraisal contracts, or distressed and surplus assets for profitable resale to third parties. In this regard, we compete with numerous other organizations, some of which are much larger and better-capitalized, with greater resources available for both asset acquisition and associated marketing to potential customers. Additionally, some competitors have a longer history of activity in the business and may have advantages with respect to accessing both deals and capital.

Our business is subject to inventory risk and credit risk.

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

Our revenue and operating results are subject to fluctuation from quarter to quarter and from year to year due to the nature of the business, which involves discrete deals of varying size that are very difficult to predict. The timing of revenue recognition related to significant transactions can materially affect quarterly and annual operating results. Despite the accompanying variability of direct costs, quarterly fixed costs that are largely composed of salaries and benefits could exceed our gross profit. There can therefore be no assurance that we can sustain profitability on a quarterly or annual basis. The adverse effect of these issues could be increased due to concentration of our revenue, at times, with one or more major customers. This concentration of customers and revenue affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. An abrupt or unforeseen change in conditions in these industries could adversely affect demand for our services, which could negatively impact our results of operations.

Operational and Governmental Risks

We are subject to the risks associated with managing growth.

Since the establishment of our business in 2009, we have experienced significant growth including through acquisitive transactions and organic expansion. This growth requires an increased investment in personnel, systems and facilities. In the absence of continued revenue growth, our operating margins could decline from current levels. Additional acquisitions will be accompanied by such risks as exposure to unknown liabilities of acquired businesses, unexpected acquisition expenses, greater than anticipated investments in personnel, systems and facilities, the expense of integrating new and existing operations, diversion of senior management resources, and dilution to existing stockholders. Failure to anticipate and manage these risks could have a material adverse effect upon our business and results of operations.

A portion of our business is conducted through Joint Ventures.

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

The protection of client, employee and company data is extremely important to us. The regulatory environment surrounding information security and privacy is becoming increasingly demanding and frequently changing in the jurisdictions in which we do business. Clients and employees have expectations that we will protect their information from cyber-attacks and other security breaches. We have implemented systems and processes that are designed to protect personal and company information and to prevent data losses, however, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. As part of our information systems infrastructure, we rely increasingly upon third-party service providers to perform services related to our services. Any failure on our part or by these third-party service providers to maintain the security of our confidential data and our client and employee personal information could result in business disruption, damage to reputation, financial obligations, lawsuits, sizable fines and costs, and loss of employee and client confidence in our Company, and thus could have a material adverse impact on our business and financial condition, and adversely affect our results of operations. A significant security breach could require future expenditures to implement additional security measures to protect against new privacy threats or to comply with state, federal and international laws aimed at addressing those threats.

The auction portion of our business may be subject to a variety of additional costly government regulations.

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

Our business is subject to environmental risk.

Our business at times includes the purchase and resale of buildings and land. Although our purchase process includes due diligence to determine that there are no material adverse environmental issues, it is possible that such issues could be discovered subsequent to a completed purchase. Any remediation and related costs could have a material adverse effect upon our business and results of operations.

Changes in tax laws or their interpretations, or becoming subject to additional foreign, U.S. federal, state or local taxes, could negatively affect our business, financial condition and results of operations.

We are subject to extensive tax liabilities, including U.S. federal and state taxes. Changes in tax laws or their interpretations could decrease the amount of earnings we retain, the value of any tax loss carry forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority, which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase and our net income would be reduced, which could have a material adverse effect on our effective tax rate, business, financial condition and results of operations.

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

We may need additional funds to finance the operations of our business, to make additional investments, to expand our specialty financing division, or to acquire complementary businesses or assets. We may be unable to generate these funds from our operations. If funds are not available, or not available on acceptable terms, we could experience a material adverse effect upon our business.

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2022 approximately 11% of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2022, we do not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 12% of our common stock as of March 1, 2023. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders' equity and a minimum number of holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are Del Mar, CA, Hayward, CA, and San Diego, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. The Edwardsville office is leased from a related party, as discussed in Note 15 to our consolidated financial statements. We own a warehouse and office space East Lyme, CT, which is related to our ALT operations.

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

Holders

As of March 1, 2023, we had approximately 341 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2022, we do not have any preferred stock outstanding that has any preferential dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On March 10, 2021, the Company issued 12,019 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. On May 17, 2021 we issued an additional 10,347 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. On March 28, 2022 we issued 21,250 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. These securities were issued in reliance on the exemptions set forth in Rule 506(b) of Regulation D under the Securities Act of 1933 (the “Act”), as amended and Section 4(a)(2) of the Act, respectively.

Issuer Purchases of Equity Securities.

During the three months ended December 31, 2022, repurchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 1 through October 31, 2022	59,469	$1.65	243,168	$3,607,436
November 1 through November 30, 2022	300	$1.65	243,468	$3,606,941
December 1 through December 31, 2022	—	$—	243,468	$3,606,941

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

Liquidity and Capital Resources

Liquidity

At December 31, 2022, we had working capital of $7.7 million, as compared to working capital of $9.1 million at December 31, 2021, a decrease of $1.4 million.

Our current assets increased to $23.9 million at December 31, 2022 compared to $23.3 million at December 31, 2021. The change in our current assets was primarily due to an increase in notes receivable of $2.3 million and inventory of $1.4 million, offset by decreases in cash of $1.0 million and accounts receivable of $1.7 million.

Our current liabilities increased to $16.2 million at December 31, 2022 as compared to $14.2 million at December 31, 2021. The increase of $2.0 million is primarily due to an increase in accounts payable and accrued liabilities of $4.1 million and the current portion of third party debt of $0.9 million offset by a decrease in payables to sellers of $3.3 million.

We believe we can fund our operations and our debt service obligations during 2023 and beyond through a combination of cash flows from our on-going operations, and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, as well as any amounts borrowed under our 2021 Credit Facility. We are required to pay off the ALT Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. On May 5, 2021, we entered into a secured promissory note, business loan agreement, commercial security agreement and agreement to provide insurance (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 7, 2023. We are permitted to use the proceeds of the loan solely for our business operations. As of December 31, 2022, we had an outstanding balance of $2.9 million on the 2021 Credit Facility.

During 2022, our primary source of cash was the cash on hand plus the cash provided by our operating activities. Cash disbursements during 2022 consisted primarily of investments in equity method investments of $14.6 million, repayment on our 2021 Credit Facility of $1.9 million, repayment on our ALT Note of $0.5 million, payment of operating expenses, and settlement of auction liabilities.

We expect that future net cash flows from our operating activities will continue to be the primary source of cash required to fund our ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2022 and 2021, we had stockholders’ equity of $48.3 million and $32.6 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of future net cash flows from operating activities, our 2021 Credit Facility and securing additional debt financing if needed. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our lending activity under our specialty finance unit of HGC. We believe that our current capital resources, including available borrowing capacity from our 2021 Credit Facility, are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through either capital partners or a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2022 were $12.7 million compared to $13.6 million at December 31, 2021.

Cash provided by (used in) operating activities. Cash provided by operations was $6.5 million during 2022 as compared to cash used in operating activities of $2.6 million during 2021. The approximate $9.1 million change was primarily attributable to a change of $8.2 million in operating assets and liabilities during 2022 as compared to 2021. The amount was further attributable to a change in net income adjusted for noncash items, which was $0.9 million higher during 2022 as compared to 2021.

The significant changes in operating assets and liabilities during 2022 as compared to 2021 are primarily due to the nature of our operations. We earn revenue from discrete auction and liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with such transactions are therefore subject to the same variability and can be different at the end of any given period.

Cash used in investing activities. Cash used in investing activities during 2022 was $7.5 million, as compared to cash used in investing activities of $10.2 million during 2021.

Cash used in investing activities in 2022 of $7.5 million was attributable to our investment in equity method investments of $14.6 million, which $12.2 million related to activity within our specialty lending segment, $1.4 million directly related to the acquisition of two pharmaceutical plants, by KNFH LLC, a joint venture, and $1.0 million investment in DHC8 LLC. In addition, we used $8.4 million in funding our notes receivable and approximately $0.2 million in the purchase of fixed assets.

Cash used in investing activities during 2022 was offset by cash provided by investing activities of $15.8 million, which consisted primarily of payments received on notes receivable of $3.4 million, return of investment of $5.3 million and cash distributions received from equity method investments of $7.0 million, of which included $0.7 million related to specialty lending activity within our Financial Assets Division, $3.8 million from the sale of the remaining real estate assets of CPFH LLC, the joint venture, located in Huntsville, Alabama, and $2.5 million from the sales of real estate and machinery and equipment assets of KNFH LLC.

Cash used in investing activities during 2021 of $10.2 million was primarily attributable to the acquisition of certain assets and liabilities of American Laboratory Trading for $4.3 million, real estate used in American Laboratory Trading’s business for $1.4 million, and net increase of activity within our specialty lending segment of $2.1 million and $2.4 million net investments in equity method investments.

Cash provided by financing activities. Cash provided by financing activities was $0.1 million during 2022, as compared to cash provided by financing activities of $3.1 million during 2021.

Cash provided by financing activities in 2022 of $0.1 million was primarily attributable $2.9 million in proceeds from draws on our 2021 Credit Facility, offset by aggregate repayment of debt payable to third parties of $2.4 million and repurchase of our common stock under our 2022 Repurchase Program of approximately $0.4 million.

Cash provided by financing activities in 2021 of $3.1 million consisted primarily of $2.0 million in proceeds from the issuance of the ALT Note as part of the acquisition of certain assets and liabilities of American Laboratory Trading, and draws on our 2021 Credit Facility of $3.2 million, offset by aggregate repayments of debt payable to third parties of $1.4 million and payments of tax withholdings related to cashless exercises of stock option awards of approximately $1.0 million.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2022	2021
Revenues:
Services revenue	$23,419	$19,954
Asset sales	23,495	5,838
Total revenues	46,914	25,792
Operating costs and expenses:
Cost of services revenue	4,654	4,499
Cost of asset sales	16,256	2,929
Selling, general and administrative	21,326	14,811
Depreciation and amortization	536	460
Total operating costs and expenses	42,772	22,699
Earnings of equity method investments	6,978	(79)
Operating income	11,120	3,014
Interest expense, net	(113)	(22)
Income before income tax benefit	11,007	2,992
Income tax benefit	(4,486)	(61)
Net income	$15,493	$3,053

Our revenue has several components: (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees and interest earned for appraisal, management advisory services and specialty lending services.

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. We manage our business primarily on differentiated revenue streams for services offered. Our reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Brokerage segment, and Specialty Lending segment. Our Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. Our Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. Our Brokerage segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. Our Specialty Lending segment, through HGC, provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

We evaluate the performance of our reportable segments based primarily on operating income. Notwithstanding the foregoing, the reported segment operating income for ALT and HGC represents incremental costs for managing these segments as part of their sister segments (HGP for ALT and NLEX for HGC). As such, the reported operating income for ALT and HGC does not represent their true standalone contribution, as we do not attempt to allocate existing fixed divisional overhead costs of the sister divisions to the newer segments. Similarly, corporate overhead cost is not allocated to the operating divisions for management reporting purposes. Further, we do not utilize segmented asset information to evaluate the performance of our reportable segments and do not include intercompany transfers between segments for management reporting purposes.

The following table sets forth operating income information for the Company's reportable segments (in thousands):

	Year Ended December 31,
	2022	2021
Industrial Assets Division:
Auction and Liquidation	$7,979	$3,467
Refurbishment & Resale	1,187	(41)
Total divisional operating income	9,166	3,426

Financial Assets Division:
Brokerage	4,709	1,731
Specialty Lending	1,213	293
Total divisional operating income	5,922	2,024

Corporate & other operating loss	(3,968)	(2,436)

Consolidated operating income	$11,120	$3,014

2022 Compared to 2021

Revenues and cost of revenues – Revenues were $46.9 million in 2022 as compared to $25.8 million in 2021 and costs of services revenue and asset sales were $20.9 million in 2022 compared to $7.4 million in 2021. Resulting in gross profit of $26.0 million in 2022 compared to $18.4 million in 2021, an increase of approximately $7.6 million or approximately 42%. The increased gross profit in the current year reflects the vagaries of the timing and magnitude of asset liquidation transactions, in addition to increases resulting from operations of ALT, which was acquired in August of 2021.

Selling, general and administrative expense – Selling, general and administrative expense was $21.3 million in 2022 as compared to $14.8 million in 2021, an increase of $6.5 million or 44%. As compared to 2021 there was an increase in selling, general and administrative expense during 2022 primarily due to increased compensation and operation expenses related to the acquisition of ALT in the third quarter of 2021 and increased compensation expense as a result of improved performance in our other segments. The increased travel and entertainment expenses were due to the lift in travel restrictions related to the COVID-19 pandemic.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year Ended December 31,
	2022	2021	% change
Compensation:
Auction and Liquidation	$6,380	$5,473	17%
Refurbishment & Resale	1,601	436	267%
Brokerage	4,911	3,267	50%
Specialty Lending	659	446	48%
Corporate & other	2,061	999	106%
Employee retention tax credit	-	(602)	-100%
Stock-based compensation	540	408	32%

Consulting	108	75	44%
Board of Directors fees	308	260	18%
Accounting, tax and legal professional fees	1,200	1,183	1%
Insurance	467	442	6%
Occupancy	1,105	964	15%
Travel and entertainment	683	368	86%
Advertising and promotion	448	357	25%
Information technology support	383	326	17%
Other	472	409	15%
Total selling, general and administrative expense	$21,326	14,811	44%

Depreciation and amortization expense – Depreciation and amortization expense in each of the years ended 2022 and 2021 was $0.5 million, and consisted almost entirely of amortization expense related to intangible assets. In both years the depreciation of property, plant and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2022 and 2021.

Key Performance Indicators

We monitor a number of financial and non-financial measures on a regular basis in order to track our underlying operational performance and trends. Other than operating income (a GAAP financial measure as shown in our consolidated income statements), which we believe is the most important measure of our operational performance and trends, we believe that EBITDA and Adjusted EBITDA (non-GAAP financial measures) are key performance indicators (“KPIs”) for our business. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

We prepared our audited consolidated financial statements in accordance with GAAP. We define EBITDA as net income plus depreciation and amortization, interest and other expense, and provision for income taxes. Adjusted EBITDA reflects EBITDA adjusted further to eliminate the effects of stock-based compensation and a one-time separation agreement. Management uses EBITDA and Adjusted EBITDA in assessing the Company’s results, evaluating the Company’s performance and in reaching operating and strategic decisions. Management believes that the presentation of EBITDA and Adjusted EBITDA, when considered together with our GAAP financial statements and the reconciliation to the most directly comparable GAAP financial measure, is useful in providing investors a more complete understanding of the factors and trends affecting the underlying performance of the Company on a historical and ongoing basis. Our use of EBITDA and Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information below, which reconciles our GAAP reported net income to EBITDA and Adjusted EBITDA for the periods presented (in thousands).

	Year Ended December 31,
	2022	2021
Net income	$15,493	$3,053
Add back:
Depreciation and amortization	536	460
Interest expense, net	113	22
Income tax benefit	(4,486)	(61)
EBITDA	11,656	3,474

Management add back:
Stock based compensation	540	408
Separation agreement	—	200
Adjusted EBITDA	$12,196	$4,082

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of our notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We currently expect the adoption of ASU 2016-13 will result in an adjustment to retained earnings on January 1, 2023 between $0.3 million and $0.4 million, in order to establish an expected credit loss reserve against our receivables related to loans outstanding, including those held within equity method investments. increase in our allowance for loan losses. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2023 could differ from our current expectation. The expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Our critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and ASC Topic 310, Receivables (“ASC 310”).

Services revenue generally consists of commissions and fees from providing auction services, appraisals, brokering of sales transactions, and secured lending. Asset sales revenue generally consists of proceeds obtained through sales of purchased assets. With the exception of revenue generated within our Specialty Lending segment, revenue is recognized for both services revenue and asset sales revenue based on the ASC 606 standard recognition model, which consists of the following: (1) an agreement exists between two or more parties that creates enforceable rights and obligations, (2) the performance obligations are clearly identified, (3) the transaction price has been determined, (4) the transaction price has been properly allocated to each performance obligation, and (5) the entity satisfies a performance obligation by transferring a promised good or service to a customer for each of the entities.

All services and asset sales revenue from contracts with customers consists of three of our reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage segments. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2022), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2022, the deferred revenue balance was $0.4 million. The deferred revenue balance is primarily related to customer deposits on asset sales within our Refurbishment & Resale segment. We record receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

For auction services and brokerage sale transactions, funds are typically collected from buyers and are held by us on the seller's behalf. The funds are included in cash and cash equivalents in the Consolidated Balance Sheets. We release the funds to the seller, less our commission and other fees due, after the buyer has accepted the goods. The amount of cash held on behalf of the sellers is recorded as payables to sellers in the accompanying Consolidated Balance Sheets.

We evaluate revenue from Auction and Liquidation and Brokerage segment transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis. We have determined that we act as an agent for our fee based transactions and therefore we report the revenue from transactions in which we act as an agent on a net basis.

We also earn income through transactions that involve us acting jointly with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). For these transactions, in which our ownership share meets the criteria for the equity method investments under ASC Topic 323, Equity Method and Joint Ventures (“ASC 323”), we do not record revenue or expense. Instead, our proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

Through our Specialty Lending segment, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. We recognize revenue generated by lending activity in accordance with ASC 310. Fees collected in relation to the issuance of loans includes loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

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

The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the amount of backend profit share that will be realized.

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

As of December 31, 2022, we have not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, we perform a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit ("ERC"), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

As an employer that carried on a trade or business during calendar year 2020 and whose gross receipts were less than 80% in relation to comparable periods in 2019, we are eligible for the refundable ERC under the Cares Act for the quarters ended June 30, 2021 and September 30, 2021.

As we have incurred certain employment taxes during 2021 and have yet to receive the refundable ERC, we have accounted for the credit as a loss recovery under ASC Topic 410, Asset Retirement and Environmental Obligations (by analogy), which indicates that a claim for recovery should be recognized only when the claim is probable as it is defined in ASC Topic 450, Contingencies. We have determined that the claim is in alignment with applicable regulatory criteria, the amounts are known and realizable, and refundable ERC is probable. As of both December 31, 2022 and 2021, we have recorded a $0.6 million receivable classified in other current assets on our consolidated balance sheet.

Equity Method Investments

As noted above, we conduct a portion of our business through Joint Ventures. Transactions in which our ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby our proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, our investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. We monitor the value of each Joint Ventures’ underlying assets and liabilities, and record a write down of our investments should we conclude that there has been a decline in the value of the net assets. These investments have historically been classified as non-current in our consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. See Note 2 and Note 6 to our consolidated financial statements for further detail.

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. In August 2021 we acquired American Laboratory Trading for approximately $5.6 million. Our purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate.

Intangible assets and goodwill

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, we monitor events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. We assess whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of our identifiable intangible assets at December 31, 2022 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 10 to our consolidated financial statements. No impairment charges were necessary during 2022.

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized, but is tested at least annually for impairment. We perform our annual impairment test on October 1. In testing goodwill, we initially use a qualitative approach and analyze relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates it is more likely than not that the value has been impaired, we then apply a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

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

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the value of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards. In the fourth quarter of 2022, we recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $9.4 million as we believe that it is more likely than not that a significant portion of our net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 14 to our consolidated financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2022 and 2021, respectively, we had no disagreements with our auditors and no reportable events.

On August 9, 2022, Baker Tilly US, LLP (“Baker Tilly”) notified the Company that Baker Tilly would resign as the Company’s independent registered public accounting firm effective on August 10, 2022. The Audit Committee of the Board of Directors (the “Audit Committee”) accepted the resignation of Baker Tilly. During the years ended December 31, 2021 and 2020 and the subsequent interim periods through August 10, 2022, there were no (i) disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Baker Tilly, would have caused it to make reference thereto in its reports on the audited consolidated financial statements of the Company for such periods; or (ii) “reportable events” (as defined under Item 304(a)(1)(v) of Regulation S-K).

On August 12, 2022, the Company engaged UHY LLP (“UHY”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2022. The decision to engage UHY as the Company’s independent registered public accounting firm was approved by the Audit Committee.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Class II Directors” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2023 Annual Meeting of Stockholders with respect to our directors and is set forth under the heading “Information About Our Executive Officers” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders, as well as in Item 1 of Part I of this Report with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Corporate Governance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics

HG has adopted a code of ethics that applies to our employees, including its principal executive, financial and accounting officers or persons performing similar functions. The HG Code of Conduct (the “Code”) can be found on our website at http://www. hginc.com/governance-documents/, or a copy of the Code can be requested, free of charge, by writing to the following address: Heritage Global Inc., 12625 High Bluff Drive, Suite 305, San Diego, California 92130, Attention: Investor Relations. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to our principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Auditor” in the definitive proxy materials to be filed in connection with our 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.
Financial Statements:

Report of UHY LLP, Independent Registered Public Accounting Firm (PCAOB ID: 1195)

Report of Baker Tilly US, LLP, Independent Registered Public Accounting Firm (PCAOB ID: 23)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

10.27

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of April 1, 2022 (filed as Exhibit 10.1 to the Company Quarterly Report on Form 10-Q filed on November 10, 2021, and incorporated herein by reference).

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

10.31*

Separation Agreement, dated March 30, 2021, by and between Heritage Global Inc. and Scott West (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021, and incorporated herein by reference).

10.32

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

10.37

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

10.39

Subordinated Promissory Note, dated August 23, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., and Heritage Global Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.40

2022 Heritage Global Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022)

10.41	Form of Option Grant for Options to Employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan.

10.42	Form of Option Grant for Options to Non-employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan.

10.43	Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan.

16.1

Letter from Baker Tilly US, LLP, dated August 9, 2022, regarding change in certifying accountant (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 15, 2022 (File No. 001-39471), and incorporated herein by reference).

21	List of subsidiaries.

23.1	Consent of UHY LLP

23.2	Consent of Baker Tilly US, LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 24, 2023	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023
Ross Dove

/s/ David Ludwig	Director	March 24, 2023
David Ludwig

/s/ Michael Hexner	Director	March 24, 2023
Michael Hexner

/s/ Shirley Cho	Director	March 24, 2023
Shirley Cho

/s/ Barbara Sinsley	Director	March 24, 2023
Barbara Sinsley

/s/ Kelly Sharpe	Director	March 24, 2023
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	March 24, 2023
Samuel L. Shimer

INDEX OF FINANCIAL STATEMENTS

Title of Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heritage Global Inc. and its subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation Allowance for Deferred Tax Assets

As described in Notes 2 and 14 to the financial statements, the Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. We identified the valuation allowance on deferred tax assets as a critical audit matter due to the high degree of judgment in projecting the realization of net operating losses.

The primary procedures we performed to address this critical audit matter include the following:

•
Obtained an understanding of management’s estimate regarding the valuation allowance including the method, assumptions, and data used to develop the estimate by reviewing management prepared memo.
•
Examined the underlying data used in determining the valuation allowance, including historical financial data and prior utilization of net operating losses.
•
Evaluated the Company’s projections of future taxable income for reasonableness.
•
Reviewed tax position and other disclosures related to the tax provision

/s/ UHY LLP

We have served as the Company's auditor since 2022.

West Des Moines, Iowa
March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heritage Global, Inc. and its subsidiaries (the "Company") as of December 31, 2021, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
•
Obtained valuation reports prepared by valuation specialists engaged by management to assist in the purchase price allocations, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.
•
Engaged auditor valuation specialist to assist audit engagement team in its review of management valuation specialist’s reports, including review of valuation methods, assumptions, and conclusions.

•
Examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation reports, including historical and projected financial information.
•
Tested the clerical accuracy of the models.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 24, 2023

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,667	$13,622
Accounts receivable (net of allowance for doubtful accounts of $122 in 2022 and 2021)	988	2,732
Current portion of notes receivable, net	4,505	2,254
Inventory – equipment	4,619	3,220
Other current assets	1,113	1,456
Total current assets	23,892	23,284
Non-current portion of notes receivable, net	4,245	1,784
Equity method investments	13,973	4,683
Right-of-use assets	2,776	2,694
Property and equipment, net	1,571	1,471
Intangible assets, net	4,144	4,565
Goodwill	7,446	7,446
Deferred tax assets	9,449	4,488
Other assets	64	49
Total assets	$67,560	$50,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,924	$4,793
Payables to sellers	3,188	6,451
Current portion of third party debt	3,411	2,479
Current portion of lease liabilities	703	501
Total current liabilities	16,226	14,224
Non-current portion of third party debt	871	1,352
Non-current portion of lease liabilities	2,164	2,249
Total liabilities	19,261	17,825

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 shares of Series N as of December 31, 2022 and December 31, 2021; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 36,932,177 shares as of December 31, 2022 and 36,574,702 shares as of December 31, 2021	369	366
Additional paid-in capital	293,589	293,030
Accumulated deficit	(245,270)	(260,763)
Treasury stock at cost, 243,468 shares as of December 31, 2022 and 0 shares as of December 31, 2021	(395)	—
Total stockholders’ equity	48,299	32,639
Total liabilities and stockholders’ equity	$67,560	$50,464

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues:
Services revenue	$23,419	$19,954
Asset sales	23,495	5,838
Total revenues	46,914	25,792

Operating costs and expenses:
Cost of services revenue	4,654	4,499
Cost of asset sales	16,256	2,929
Selling, general and administrative	21,326	14,811
Depreciation and amortization	536	460
Total operating costs and expenses	42,772	22,699
Earnings of equity method investments	6,978	(79)
Operating income	11,120	3,014
Interest expense, net	(113)	(22)
Income before income tax benefit	11,007	2,992
Income tax benefit	(4,486)	(61)
Net income	$15,493	$3,053

Weighted average common shares outstanding – basic	36,016,619	35,458,938
Weighted average common shares outstanding – diluted	37,097,270	36,901,390
Net income per share – basic	$0.43	$0.09
Net income per share – diluted	$0.42	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2020	568	$6	35,281,183	$353	$293,400	$(263,816)	—	$—	$29,943
Issuance of common stock from stock option awards	—	—	1,268,399	13	(778)	—	—	—	(765)
Issuance of restricted common stock	—	—	25,000	—	76	—	—	—	76
Issuance of common stock due to conversion of Series N Preferred stock	(3)	—	120	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	332	—	—	—	332
Net income	—	—	—	—	—	3,053	—	—	3,053
Balance as of December 31, 2021	565	6	36,574,702	366	293,030	(260,763)	—	—	32,639
Issuance of common stock from stock option awards	—	—	242,475	2	20	—	—	—	22
Issuance of restricted common stock	—	—	115,000	1	133	—	—	—	134
Stock-based compensation expense	—	—	—	—	406	—	—	—	406
Repurchase of common stock	—	—	—	—	—	—	243,468	(395)	(395)
Net income	—	—	—	—	—	15,493	—	—	15,493
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	243,468	$(395)	$48,299

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$15,493	$3,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred issuance costs and fees	279	141
Earnings of equity method investments	(6,978)	79
Noncash lease expense	548	532
Depreciation and amortization	536	460
Deferred taxes	(4,961)	(86)
Stock-based compensation expense	540	408
Changes in operating assets and liabilities:
Accounts receivable	1,744	(826)
Inventory – equipment	(1,399)	(2,487)
Other assets	328	(749)
Accounts payable and accrued liabilities	4,129	(557)
Payables to sellers	(3,263)	(2,538)
Lease liabilities	(513)	(61)
Net cash provided by (used in) operating activities	6,483	(2,631)

Cash flows used in investing activities:
Investment in notes receivable	(8,435)	(8,039)
Payments received on notes receivable	3,446	3,984
Investment in equity method investments	(14,612)	(2,603)
Return of investment in equity method investments	5,309	—
Cash distributions from equity method investments	6,991	243
Purchase of property and equipment	(215)	(1,425)
Acquisition, net of cash acquired	—	(4,318)
Cash received on transfer of notes receivable to partners	—	1,961
Net cash used in investing activities	(7,516)	(10,197)

Cash flows provided by financing activities:
Proceeds from debt payable to third parties	2,880	5,248
Repayment of debt payable to third parties	(2,429)	(1,417)
Proceeds from issuance of common stock from stock option awards	66	221
Payments of tax withholdings related to cashless exercises of stock option awards	(44)	(987)
Repurchase of common stock	(395)	—
Net cash provided by financing activities	78	3,065
Net decrease in cash and cash equivalents	(955)	(9,763)
Cash and cash equivalents as of beginning of period	13,622	23,385
Cash and cash equivalents as of end of period	$12,667	$13,622

Supplemental cash flow information:
Cash paid for taxes	$297	$116
Cash paid for interest	$103	$22
Noncash change in right-of-use assets	$630	$2,263
Noncash change in lease liabilities	$630	$2,263

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Heritage Global Inc. together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), Heritage Global Capital LLC (“HGC”), and Heritage ALT LLC (“ALT”). These entities, collectively, are referred to as “HG,” the “Company,” “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HG exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company began its operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP, NLEX, and ALT in 2012, 2014, and 2021 respectively, and the creation of HGC in 2019. As a result, HG is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of Auction and Liquidation, through HPG, Refurbishment & Resale, through ALT, Brokerage, through NLEX and Specialty Lending, through HGC.

COVID-19

While the novel coronavirus (“COVID-19”) pandemic had a negative impact on the Company's performance during 2021 due to evolving travel and work restrictions, stimulus payments and credit policies impacting debt sales by financial institutions, and a delay in the typical process for the sale of certain industrial assets by manufacturing companies, it did not have a material negative impact on the Industrial Assets Division during 2022, as the supply of surplus industrial assets largely returned to pre-pandemic levels and the continuing disruptions to the global supply chain, particularly those involving industrial assets, increased demand for U.S. based surplus assets. COVID-19’s potentially negative impact on the Financial Assets Division in 2022 from reduced charged-off receivable portfolio volumes was offset by an increase in business volume and an influx of new clients for the NLEX brokerage business as a result of adaptive changes made during 2021. Going forward, the Company does not believe the COVID-19 pandemic will have material negative impacts on its financial performance, as it expects that supply and demand will remain robust in the Industrial Assets Division and increasing consumer spending and rising delinquency and charge-off rates will result in expanding volumes of nonperforming and charged-off consumer loans, which will benefit the Financial Assets Division.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of December 31, 2022, the Company had approximately $3.6 million in remaining aggregate dollar value of shares that may be purchased under the program. There were 243,468 shares repurchased in the open market for approximately $0.4 million during 2022.

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

The remaining asset sale transactions involve the Company acting jointly with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). Transactions in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323, Equity Method and Joint Ventures (“ASC 323”), are accounted for as equity method investments, and, accordingly, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. At each balance sheet date, the Company’s investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. These investments are classified on the balance sheet as non-current assets due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. The Company monitors the value of the Joint Ventures’ underlying assets and liabilities and records a write down of its investments if the Company concludes that there has been a decline in the value of the net assets. As the activity of the Joint Ventures involves asset purchase/resale transactions, which is similar in nature to the Company’s other activities, the earnings (losses) of the Joint Ventures are included in the operating income in the accompanying consolidated income statements.

Through HGC, a wholly owned subsidiary of HG, the Company provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

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

As of December 31, 2022, the Company has not recorded an allowance for credit losses related to notes receivable outstanding. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable.

Inventory - Equipment

The Company’s inventory consists of assets acquired for resale, which are normally expected to be sold within a one-year operating cycle. All inventory is recorded at the lower of cost or net realizable value.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit ("ERC"), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

As an employer that carried on a trade or business during calendar year 2020 and whose gross receipts were less than 80% in relation to comparable periods in 2019, the Company is eligible for the refundable ERC under the Cares Act for the quarters ended June 30, 2021 and September 30, 2021.

As the Company has incurred certain employment taxes during 2021 and have yet to receive the refundable ERC, the Company has accounted for the credit as a loss recovery under ASC Topic 410, Asset Retirement and Environmental Obligations (by analogy), which indicates that a claim for recovery should be recognized only when the claim is probable as it is defined in ASC Topic 450, Contingencies. The Company has determined that the claim is in alignment with applicable regulatory criteria, the amounts are known and realizable, and refundable ERC is probable. As of both December 31, 2022 and 2021, the Company recorded a $0.6 million receivable classified in other current assets on its consolidated balance sheet.

Equity Method Investments

As noted above, the Company conducts a portion of its business through Joint Ventures. Transactions in which the ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby the Company's proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, the Company's investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. The Company monitors the value of each Joint Ventures’ underlying assets and liabilities, and records a write down of the investments should the Company conclude that there has been a decline in the value of the net assets. These investments have historically been classified as non-current in the Company's consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. See Note 6 for further detail.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2022 and 2021, the carrying values of the Company’s cash and cash equivalents, accounts receivable, other assets, and accounts payable approximate fair value given the short term nature of these instruments. The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. At December 31, 2022 and 2021, the Company had no material financial instruments requiring fair value measurement on a recurring basis.

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. In August 2021 the Company acquired American Laboratory Trading for approximately $5.6 million. The Company's purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate.

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2022 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 10. No impairment charges were necessary during 2022 and 2021.

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized but, in accordance with GAAP, is tested at least annually for impairment. The Company performs its annual impairment test as of October 1. In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates it is more likely than not that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired.

All of the Company’s goodwill relates to its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and is discussed in more detail in Note 10.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets. In the fourth quarter of 2022, the Company recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $9.4 million as it is more likely than not that a significant portion our net operating loss carryforwards will be utilized. For further discussion of our income taxes, see Note 14.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be reasonably estimated, the Company accounts for the estimated loss in the current period. See Note 13 for further discussion.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and ASC Topic 310, Receivables (“ASC 310”).

Services revenue generally consists of commissions and fees from providing auction services, appraisals, brokering of sales transactions, and secured lending. Asset sales revenue generally consists of proceeds obtained through sales of purchased assets. With the exception of revenue generated within our Specialty Lending segment, revenue is recognized for both services revenue and asset sales revenue based on the ASC 606 standard recognition model, which consists of the following: (1) an agreement exists between two or more parties that creates enforceable rights and obligations, (2) the performance obligations are clearly identified, (3) the transaction price has been determined, (4) the transaction price has been properly allocated to each performance obligation, and (5) the entity satisfies a performance obligation by transferring a promised good or service to a customer for each of the entities.

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2022), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2022, the deferred revenue balance was approximately $0.4 million. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

For auction services and brokerage sale transactions, funds are typically collected from buyers and are held by the Company on the seller's behalf. The funds are included in Cash and cash equivalents in the Consolidated Balance Sheets. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods. The amount of cash held on behalf of the sellers is recorded as payables to sellers in the accompanying Consolidated Balance Sheets.

The Company evaluates revenue from Auction and Liquidation and Brokerage segment transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis. The Company has determined that it acts as an agent for its fee based transactions and therefore reports the revenue from transactions in which the Company acts as an agent on a net basis.

The Company also earns income through transactions that involve the Company acting jointly with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”). For these transactions, in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323, Equity Method and Joint Ventures (“ASC 323”), the Company does not record revenue or expense. Instead, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

Through our Specialty Lending segment, the Company provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios. The Company recognizes revenue generated by lending activity in accordance with ASC 310. Fees collected in relation to the issuance of loans includes loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

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

Advertising

The Company expenses advertising costs in the period in which they are incurred. Advertising and promotion expense included in selling, general and administrative expense for both years ended December 31, 2022 and 2021, was $0.4 million.

Future accounting pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of the Company’s notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company currently expects the adoption of ASU 2016-13 will result in an adjustment to retained earnings on January 1, 2023 between $0.3 million and $0.4 million, in order to establish an expected credit loss reserve against our receivables related to loans outstanding, including those held within equity method investments. The Company is currently finalizing the execution of its implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2023 could differ from our current expectation. The expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

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

On August 23, 2021, the Company acquired (the “Transaction”) certain assets and liabilities of American Laboratory Trading pursuant to the terms and conditions of an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated August 18, 2021, among the Company, American Laboratory Trading and certain individuals named therein. The aggregate purchase price paid to American Laboratory Trading was approximately $5.6 million, consisting of $2.3 million in cash, as adjusted for American Laboratory Trading's working capital, the promissory note dated August 23, 2021 of $2.0 million (the "ALT Note") and acquired real property of $1.3 million. The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. The Company and ALT are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for losses arising from certain breaches of the Asset Purchase Agreement and for certain other liabilities, subject to applicable limitations set forth in the Asset Purchase Agreement. HG has guaranteed the obligations of ALT under the terms of the Asset Purchase Agreement and the ALT Note.

On August 23, 2021, in connection with the Transaction, a wholly-owned subsidiary of HG (“RE Purchaser”), acquired the real property used in ALT’s business (the “Property”) pursuant to a Purchase and Sale Agreement (the “Real Estate Purchase Agreement” and together with the Purchase Agreement, the “Agreements”), dated August 18, 2021, between 12 Colton Road, LLC and RE Purchaser. The purchase price for the Property was $1.3 million. The Real Estate Purchase Agreement contains customary representations and warranties and covenants by each party. The parties to the Real Estate Purchase Agreement are obligated, subject to certain limitations, to indemnify the other under the Real Estate Purchase Agreement for losses arising from certain breaches of the Real Estate Purchase Agreement and other liabilities, subject to applicable limitations set forth in the Real Estate Purchase Agreement.

ALT is a supplier of refurbished lab equipment and a provider of surplus asset services for the life sciences industry. The acquisition enhances the Company’s position in the biotech sector. Acquisition-related costs consisted of external fees for advisory, legal, and other professional services and totaled approximately $0.2 million for the year ended December 31, 2021.

The major classes of assets and liabilities to which the Company has allocated the purchase price were as follows (in thousands):

Accounts receivable	$410
Inventory – equipment	498
Property, plant and equipment	1,315
Intangible assets	1,800
Goodwill	1,861
Other assets	8
Accounts payable and accrued liabilities	(274)
Purchase price	$5,618

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

The financial results of ALT have been included in the Company's consolidated financial statements since the date of the acquisition and have been reported as part of the Company's Industrial Assets Division under Refurbishment & Resale.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented in the table below (in thousands) is provided for illustrative purposes only and summarizes the combined results of operations of the Company and ALT. For purposes of this pro forma presentation, the acquisition of ALT is assumed to have occurred on January 1, 2021. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets, interest expense from the ALT Note, and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2021, nor of the results of operations that may be obtained in the future.

Year Ended December 31,
2021
Pro forma revenues	$29,788
Pro forma net income	$3,285

Pro forma net income per share - basic	$0.09
Pro forma net income per share - diluted	$0.09

Note 4 – Notes Receivable, net

The Company’s notes receivable balance consists its investments in loans to buyers of charged-off and nonperforming receivable portfolios, which resulted in a total balance of approximately $8.8 million, net of unamortized deferred fees and costs on originated loans. The activity during 2022 includes the additional investment in notes receivable of approximately $8.4 million, principal payments made by borrowers of approximately $3.4 million, and adjustments to the deferred fees and costs balance of approximately $0.4 million.

The table below shows the Company’s lending activity:

	2022	2021
Notes receivable, beginning of year	$4,172	$2,079
Investment in notes receivable	8,435	8,039
Transfer of notes	—	(1,961)
Principal repayments	(3,446)	(3,985)
Notes receivable, end of year	9,161	4,172
Deferred financing fees and costs, net	(411)	(134)
Notes receivable, net, end of year	$8,750	$4,038

As of December 31, 2022 and 2021, the Company has not recorded an allowance for credit losses related to notes receivable outstanding.

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

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In December 2022, DHC8 LLC, of which the Company holds a 13.33% share was formed to provide funding and receive principal and interest payments as a result of the initial investment. CPFH LLC, KNFH LLC, and DHC8 LLC are joint ventures formed in connection with the Company’s Industrial Assets Division, whereas HGC Origination I LLC and HGC Funding I LLC were formed in connection with its Financial Assets Division.

The table below details the Company’s joint venture revenues and earnings (in thousands):

	Year Ended December 31,
	2022	2021
Revenues:
CPFH LLC	$31,072	$473
KNFH LLC	22,183	—
DHC8 LLC	—	—
HGC Funding I LLC and Origination I LLC	2,665	238
Total revenues	$55,920	$711

Operating (loss) income:
CPFH LLC	$15,357	$(548)
KNFH LLC	9,930	—
DHC8 LLC	—	—
HGC Funding I LLC and Origination I LLC	2,645	212
Total operating (loss) income	$27,932	$(336)

The table below details the summarized components of assets and liabilities of the Company’s joint ventures (in thousands):

	December 31,	December 31,
	2022	2021
Assets:
CPFH LLC	—	11,789
KNFH LLC	—	—
DHC8 LLC	8,561	—
HGC Funding I LLC and Origination I LLC	53,385	10,476
Total assets	$61,946	$22,265

Liabilities:
CPFH LLC	—	6,099
KNFH LLC	47	—
DHC8 LLC	1,028	—
HGC Funding I LLC and Origination I LLC	1,504	—
Total liabilities	$2,579	$6,099

Note 7 – Earnings per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For 2022 and 2021, the earnings allocated to the preferred shares outstanding were not material.

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

The table below shows the calculation of the shares used in computing diluted EPS:

	Year Ended December 31,
Weighted Average Shares Calculation:	2022	2021
Basic weighted average shares outstanding	36,016,619	35,458,938
Treasury stock effect of common stock options and restricted stock awards	1,080,651	1,442,452
Diluted weighted average common shares outstanding	37,097,270	36,901,390

For 2022 and 2021 there were potential common shares totaling approximately 0.8 million and 0.3 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 8 – Leases

The Company leases office and warehouse space primarily in four locations: Del Mar, CA; Hayward, CA; San Diego, CA and Edwardsville, IL. As each contract does not meet any of the criteria for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	December 31,	December 31,
Right-of-use assets:	2022	2021
Del Mar, CA	$336	$477
Hayward, CA	1,800	2,064
San Diego, CA	590	—
Edwardsville, IL	50	153
Total right-of-use assets	$2,776	$2,694

	December 31,	December 31,
Lease liabilities:	2022	2021
Del Mar, CA	$360	$506
Hayward, CA	1,852	2,089
San Diego, CA	605	—
Edwardsville, IL	50	155
Total lease liabilities	$2,867	$2,750

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On April 1, 2021 and September 1, 2022, the Company’s incremental borrowing rate was 4.95% and 5.5%, respectively. The weighted average remaining lease term for operating leases is 5.0 years and the weighted average discount rate is 5.1%.

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For 2022 and 2021, lease expense was approximately $0.7 million and $0.5 million respectively.

The lease expense for each location are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Del Mar, CA	$163	$163
Hayward, CA	361	271
San Diego, CA	48	—
Edwardsville, IL	109	109
Total	$681	$543

As of December 31, 2022, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2023	$704
2024	674
2025	546
2026	531
2027	496
Thereafter	312
Total undiscounted future minimum lease payments	3,263
Less imputed interest	(396)
Present value of lease liabilities	$2,867

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2022	December 31, 2021
Building	$985	$985
Land	397	397
Furniture, fixtures and office equipment	223	97
Software and technology assets	173	84
Vehicles	11	11
	1,789	1,574
Accumulated depreciation	(218)	(103)
Property and equipment, net	$1,571	$1,471

Depreciation expense related to property and equipment was $0.1 million for both the years ended December 31, 2022 and 2021.

Note 10 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2022 and 2021 are shown below (in thousands except for lives):

	Original	Remaining	Carrying Value			Carrying Value
	Life	Life	December 31,	Intangible Assets		December 31,
Amortized Intangible Assets	(years)	(years)	2021	Acquired	Amortization	2022
Customer Relationships (HGP)	12	—	$30	$—	$(30)	$—
Trade Name (HGP)	14	2.0	386	—	(129)	257
Trade Name (ALT)	20	18.7	639	—	(33)	607
Vendor Relationship (ALT)	5	3.7	1,073	—	(230)	843
Total			2,128	—	(422)	1,707

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	—	2,437
Total			$4,565	$—	$(422)	$4,144

	Original	Remaining	Carrying Value			Carrying Value
	Life	Life	December 31,	Intangible Assets		December 31,
Amortized Intangible Assets	(years)	(years)	2020	Acquired	Amortization	2021
Customer Relationships (HGP)	12	1.0	$62	$—	$(32)	$30
Trade Name (HGP)	14	3.0	513	—	(128)	386
Customer Relationships (NLEX)	7.6	—	111	—	(110)	—
Trade Name (ALT)	20	19.7	—	650	(11)	639
Vendor Relationship (ALT)	5	4.7	—	1,150	(77)	1,073
Total			686	1,800	(358)	2,128

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	—	2,437
Total			$3,123	$1,800	$(358)	$4,565

Amortization expense during each of 2022 and 2021 was $0.4 million. No significant residual value is estimated for these intangible assets.

The estimated amortization expense during future years is shown below (in thousands):

Year	Amount
2023	$391
2024	391
2025	263
2026	186
2027	32
Thereafter	444
Total	$1,707

Goodwill

Goodwill consisted of the following at December 31, 2022 and 2021 (in thousands):

Acquisition	December 31, 2022	December 31, 2021
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

The Company performed its annual impairment test for the year ended December 31, 2022 and 2021, and determined that no additional impairment charges were necessary.

Note 11 – Accounts Receivable and Accounts Payable

Accounts receivable, net

As described in Note 2, the Company’s accounts receivable are primarily related to the operations of its business. With respect to auction proceeds and asset dispositions, including NLEX’s brokerage transactions, the assets are not released to the buyer until payment has been received. The Company, therefore, is not exposed to significant collectability risk relating to these receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not historically required a formal credit quality assessment in connection with these activities. The Company has not experienced any significant collectability issues with its accounts receivable. As the Company’s business expands, more comprehensive credit assessments may be required.

The Company's allowance for doubtful accounts was approximately $0.1 million as of December 31, 2022 and 2021.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following, (in thousands):

	2022	2021
Remuneration and benefits	4,660	1,904
Accrued auction and liquidation expenses	2,573	1,327
Due to Joint Venture partners	793	402
Deferred Revenue	279	407
Sales and other taxes	220	177
Accounting, auditing and tax consulting	204	184
Other	195	392
Total accounts payable and accrued liabilities	$8,924	$4,793

Note 12 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Current:
Third party debt	$3,411	$2,479
Non-current:
Third party debt	871	1,352
Total third party debt	$4,282	$3,831

On May 5, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on May 7, 2023. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments, which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee, which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles, and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of December 31, 2022 the Company had an outstanding balance of $2.9 million.

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

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month, beginning the next month succeeding the closing date of August 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of December 31, 2022 was $1.4 million.

Note 13 – Commitments and Contingencies

At December 31, 2022 HG does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 14 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses. The following table summarizes the change in the valuation allowance during 2021 and 2022, (in thousands):

Balance as of December 31, 2020	$13,097
Change during 2021	(855)
Balance as of December 31, 2021	12,242
Change during 2022	(7,813)
Balance as of December 31, 2022	$4,429

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At December 31, 2021, no additional reduction of the valuation allowance was determined necessary related to the potential utilization of net operating loss carryforwards in future periods, however a reduction of the valuation allowance was made related to the potential realization of certain state net operating loss carryforwards. At December 31, 2022, and due primarily to the performance of the Company, management determined that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred taxes of $7.1 million are realizable. The Company therefore reduced the valuation allowance accordingly.

At December 31, 2022, the Company has aggregate federal net operating loss carry forwards of $64.9 million ($61.6 million of unrestricted net operating tax losses and $3.3 million of restricted net operating tax losses). These net operating loss carry forwards begin to expire in 2024.

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The 2019 through 2021 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ended December 31, (in thousands):

	2022	2021
Expected federal statutory tax expense	$2,311	$628
Increase (reduction) in taxes resulting from:
State income taxes	470	43
Non-deductible expenses (permanent differences)	(179)	(707)
Change in valuation allowance	(7,813)	(855)
Other	725	830
Income tax benefit	$(4,486)	$(61)

The components of the net deferred tax assets as of December 31, 2022 and 2021 are as follows in (thousands):

	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$14,097	$16,824
Stock based compensation	317	1,095
Operating lease liabilities	742	719
Other	280	262
Total gross deferred tax assets	15,436	18,900

Deferred tax liabilities:
Trade names	(686)	(734)
Customer relationships	(27)	(7)
Equity method investments	—	(479)
Operating lease right-of-use assets	(718)	(704)
Other	(127)	(246)
Total gross deferred tax liabilities	(1,558)	(2,170)
Total deferred tax assets	13,878	16,730

Less: valuation allowance	(4,429)	(12,242)
Deferred tax assets, net of valuation allowance	$9,449	$4,488

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The company does not expect the IRA will have a material impact to the Company’s financial statements when it becomes effective for the tax years after December 31, 2022.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2022, the total unrecognized tax benefit has been determined to be $4.4 million.

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

Note 15 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX, David Ludwig. The total amount paid to the related party was approximately $0.1 million for both years ended December 31, 2022 and 2021, and is included in selling, general and administrative expenses in the consolidated income statement. All of the payments in both 2022 and 2021 were made to David Ludwig.

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

During 2022 and 2021 the Company issued 242,475 and 1,268,399 shares of common stock, respectively, pursuant to the exercise of stock options.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and there was no remaining unrecognized stock-based compensation expense as of December 31, 2022.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share. The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2021, three shares of the Company’s Series N preferred stock were converted into 120 shares of the Company’s common stock. No shares of the Company’s Series N preferred stock were converted during 2022.

Stock-Based Compensation Plans

At December 31, 2022, the Company had four active stock-based compensation plans which are described below. The fourth of these plans received approval at the Company’s 2022 Annual Meeting of Shareholders, and replaces the 2016 Plan for awards made after June 8, 2022.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2022 and 2021 options to purchase 100,000 and 50,000 shares respectively were granted to the Company’s executive and independent directors as part of their annual compensation.

2010 Plan	2022	2021
Options outstanding, beginning of year	331,250	1,100,000
Options granted	100,000	50,000
Options exercised	(147,500)	(793,750)
Options forfeited	(40,000)	(25,000)
Options outstanding, end of year	243,750	331,250

The outstanding options vest over four years at exercise prices ranging from $0.40 to $2.77 per share.

Other Options Issued

In 2021, the Company’s Board approved the issuance of options to purchase 150,000 shares at an exercise price of $1.78 to certain accredited personnel. In 2020, the Company’s Board approved the issuance of options to purchase 90,000 shares at an exercise price of $1.41 to certain accredited personnel. Shares issued upon exercise of these options are not registered for public sale. No awards under this plan were granted during 2022.

Other Options	2022	2021
Options outstanding, beginning of year	404,375	344,375
Options issued	—	150,000
Options exercised	(21,250)	(22,500)
Options forfeited	—	(67,500)
Options outstanding, end of year	383,125	404,375

The outstanding options vest over four years at exercise prices ranging from $0.70 to $1.78 per share.

Heritage Global Inc. 2016 Stock Option Plan

In 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. On June 8, 2022 the 2016 plan was replaced by the 2022 Heritage Global Inc. Equity Incentive Plan.

2016 Plan	2022	2021
Options outstanding, beginning of year	1,457,663	2,071,850
Options granted	35,000	522,500
Options exercised	(170,375)	(1,079,187)
Options forfeited	(66,313)	(57,500)
Options outstanding, end of year	1,255,975	1,457,663

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $3.33 per share.

2022 Heritage Global Inc. Equity Incentive Plan

In 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022. As of December 31, 2022, the Company issued options to purchase 144,500 shares of common stock to certain of the Company's employees under this plan.

2022 Plan	2022
Options outstanding, beginning of year	—
Options granted	144,500
Options outstanding, end of year	144,500

The outstanding options under the 2022 Plan vest over four years at exercise prices ranging from $1.60 to $1.87 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options in both 2022 and 2021 was $0.4 million. These amounts were recorded in selling, general and administrative expense in both years. During 2022 and 2021, options to purchase 339,125 and 1,895,437 shares were exercised, respectively. The tax benefit recognized by the Company related to these option exercises was approximately $0.5 million in 2022, as compared to $1.0 million recognized in 2021.

In connection with the stock option grants during 2022 and 2021, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2022	2021
Risk-free interest rate	2% - 3%	0% - 1%
Expected life (years)	6	6.6
Expected volatility	70%	80%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options:

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,193,288	$1.23	3,516,225	$0.63
Granted	279,500	$1.62	722,500	$2.28
Exercised	(339,125)	$0.50	(1,895,437)	$0.48
Forfeited	(106,313)	$1.79	(150,000)	$1.61
Outstanding at end of year	2,027,350	$1.38	2,193,288	$1.23

Options exercisable at year end	1,023,975	$0.97	978,350	$0.60

Weighted-average fair value of options granted during the year		$1.62		$1.59

As of December 31, 2022, the Company had unvested options for the purchase of 1,003,375 shares with a weighted average grant date fair value of $1.80 per share. As of December 31, 2021, the Company had unvested options for the purchase of 1,214,938 shares with a weighted average grant date fair value of $0.96 per share.

As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested stock options was $1.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The total fair value of options vesting during both 2022 and 2021 was $0.4 million and $0.2 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding as of December 31, 2022:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.40 to $ 0.53	503,100	4.4	$0.45	495,600	4.3	$0.45
$ 0.70 to $ 0.95	354,875	6.8	$0.79	240,125	6.8	$0.79
$ 1.37 to $ 1.90	877,500	8.7	$1.66	196,375	8.2	$1.63
$ 2.77 to $ 3.33	291,875	8.4	$2.85	91,875	8.3	$2.84
	2,027,350			1,023,975

At December 31, 2022 and 2021, the aggregate intrinsic value of exercisable options was $1.5 million and $1.3 million, respectively.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, ending May 31, 2023, and require a continued term of service to the Company. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $51,600 for the year ended December 31, 2022. The unrecognized stock-based compensation expense as of December 31, 2022 was approximately $21,500.

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

On August 3, 2022, the Company granted 115,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. Of the shares of Company restricted common stock granted during 2022, 40,000 shares were granted with a vesting term that was completed prior to the grant date due to a delay in the Company’s ability to grant such shares, and the remaining 75,000 shares will vest in full on March 31, 2023. We determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $1.58 per share, was $124,600 for the year ended December 31, 2022. The unrecognized stock-based compensation expense as of December 31, 2022, was approximately $44,000.

Note 18 – Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily on differentiated revenue streams for services offered. The Company’s reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Brokerage segment, and Specialty Lending segment. The Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. The Brokerage segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. The Specialty Lending segment, through HGC, provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

The Company evaluates the performance of its reportable segments based primarily on operating income. Notwithstanding the foregoing, the reported segment operating income for ALT and HGC represents incremental costs for managing these segments as part of their sister segments (HGP for ALT and NLEX for HGC). As such, the reported operating income for ALT and HGC does not represent their true standalone contribution, as the Company does not attempt to allocate existing fixed divisional overhead costs of the sister divisions to the newer segments. Similarly, corporate overhead cost is not allocated to the operating divisions for management reporting purposes. Further, the Company does not utilize segmented asset information to evaluate the performance of its reportable segments and does not include intercompany transfers between segments for management reporting purposes.

The following table sets forth operating income information for the Company's reportable segments (in thousands):

	Year Ended December 31,
	2022	2021
Industrial Assets Division:
Auction and Liquidation	$7,979	$3,467
Refurbishment & Resale	1,187	(41)
Total divisional operating income	9,166	3,426

Financial Assets Division:
Brokerage	4,709	1,731
Specialty Lending	1,213	293
Total divisional operating income	5,922	2,024

Corporate & other operating loss	(3,968)	(2,436)

Consolidated operating income	$11,120	$3,014