Form 10-Q
period 2023-03-31
Heritage Global Inc.
filed 2023-05-11
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 2023, there were 37,112,960 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,733	$12,667
Accounts receivable, net	1,300	988
Current portion of notes receivable, net	8,506	4,505
Inventory – equipment	3,492	4,619
Other current assets	1,129	1,113
Total current assets	30,160	23,892
Non-current portion of notes receivable held to maturity, net	7,525	4,245
Equity method investments	13,326	13,973
Right-of-use assets	2,617	2,776
Property and equipment, net	1,638	1,571
Intangible assets, net	4,046	4,144
Goodwill	7,446	7,446
Deferred tax assets	8,717	9,449
Other assets	74	64
Total assets	$75,549	$67,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,990	$8,924
Payables to sellers	8,333	3,188
Current portion of third party debt	4,531	3,411
Current portion of lease liabilities	681	703
Total current liabilities	21,535	16,226
Non-current portion of third party debt	748	871
Non-current portion of lease liabilities	2,033	2,164
Total liabilities	24,316	19,261

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 565 shares of Series N as of March 31, 2023 and December 31, 2022; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,097,960 and 36,932,177 shares as of March 31, 2023 and December 31, 2022, respectively; and outstanding 36,854,492 and 36,688,709 shares as March 31, 2023 and December 31, 2022, respectively	371	369
Additional paid-in capital	293,923	293,589
Accumulated deficit	(242,672)	(245,270)
Treasury stock at cost, 243,468 shares as of March 31, 2023 and December 31, 2022	(395)	(395)
Total stockholders’ equity	51,233	48,299
Total liabilities and stockholders’ equity	$75,549	$67,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Services revenue	$10,245	$4,168
Asset sales	6,367	5,189
Total revenues	16,612	9,357

Operating costs and expenses:
Cost of services revenue	2,340	754
Cost of asset sales	4,335	3,402
Selling, general and administrative	6,300	4,275
Depreciation and amortization	120	133
Total operating costs and expenses	13,095	8,564
Earnings of equity method investments	377	82
Operating income	3,894	875
Interest expense, net	(68)	(38)
Income before income tax expense	3,826	837
Income tax expense	997	192
Net income	$2,829	$645

Weighted average common shares outstanding – basic	36,005,150	36,003,709
Weighted average common shares outstanding – diluted	37,334,459	36,749,198
Net income per share – basic	$0.08	$0.02
Net income per share – diluted	$0.08	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	243,468	$(395)	$48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Balance as of January 1, 2023 (as adjusted for change in accounting principle)	565	6	36,932,177	369	293,589	(245,501)	243,468	(395)	48,068
Issuance of common stock from stock option awards	—	—	31,191	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	179	—	—	—	179
Issuance of restricted common stock	—	—	134,592	2	150	—	—	—	152
Net income	—	—	—	—	—	2,829	—	—	2,829
Balance as of March 31, 2023	565	$6	37,097,960	$371	$293,923	$(242,672)	243,468	$(395)	$51,233

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	$(260,763)	—	$—	$32,639
Issuance of common stock from stock option awards	—	—	103,135	1	(24)	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	106	—	—	—	106
Net income	—	—	—	—	—	645	—	—	645
Balance as of March 31, 2022	565	$6	36,677,837	$367	$293,112	$(260,118)	—	$—	$33,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	March 31,
	2023	2022
Cash flows provided by operating activities:
Net income	$2,829	$645
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	34	58
Earnings of equity method investments	(377)	(82)
Noncash credit loss expense	102	—
Noncash lease expense	159	125
Depreciation and amortization	120	133
Deferred taxes	816	130
Stock-based compensation expense	179	106
Changes in operating assets and liabilities:
Accounts receivable	(322)	(150)
Inventory – equipment	1,127	363
Prepaid expenses and other current assets	(26)	232
Accounts payable and accrued liabilities	(687)	(1,672)
Payables to sellers	5,145	3,323
Lease liabilities	(154)	(118)
Net cash provided by operating activities	8,945	3,093

Cash flows used in investing activities:
Investment in notes receivable	(13,221)	—
Payments received on notes receivable	1,071	814
Cash received on transfer of notes receivable to partners	4,613	—
Investment in equity method investments	(512)	(2,118)
Return of investment in equity method investments	975	—
Cash distributions from equity method investments	377	338
Purchase of property and equipment	(89)	(12)
Net cash used in investing activities	(6,786)	(978)

Cash flows provided by (used in) financing activities:
Proceeds from debt payable to third parties	3,400	—
Repayment of debt payable to third parties	(2,403)	(617)
Proceeds from issuance of common stock from stock option awards	5	9
Payments of tax withholdings related to issuance of restricted common stock	(95)	(32)
Net cash provided by (used in) financing activities	907	(640)
Net increase in cash and cash equivalents	3,066	1,475
Cash and cash equivalents as of beginning of period	12,667	13,622
Cash and cash equivalents as of end of period	$15,733	$15,097

Supplemental cash flow information:
Cash paid for taxes	$—	$7
Cash paid for interest	$49	$32

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

The Company began its operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP, NLEX, and ALT in 2012, 2014, and 2021 respectively, and the creation of HGC in 2019. As a result, HG is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of Auction and Liquidation, through HGP, Refurbishment & Resale, through ALT, Brokerage, through NLEX and Specialty Lending, through HGC.

The Company prepared the condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023 (the “Form 10-K”).

The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2023. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of December 31, 2022, contained in the Company’s Form 10-K.

COVID-19

The novel coronavirus (“COVID-19”) had no material negative impact on the Company's Industrial Assets Division during 2022 or the three months ended March 31, 2023, as the supply of surplus industrial assets largely returned to pre-pandemic levels and the continuing disruptions to the global supply chain, particularly those involving industrial assets, increased demand for U.S. based surplus assets. Going forward, the Company does not believe the COVID-19 pandemic will have material negative impacts on financial performance, as it is expected that supply and demand will remain robust in the Industrial Assets Division. Additionally, increasing consumer spending and rising delinquency and charge-off rates have positive impact on volumes of nonperforming and charged-off consumer loans, which will benefit the Financial Assets Division

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”) which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of March 31, 2023, the Company had approximately $3.6 million in remaining aggregate dollar value of shares that may be purchased under the program. There were no shares repurchased in the open market for the three months ended March 31, 2023.

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

Reclassifications

Certain prior year balances within the condensed consolidated financial statements have been reclassified to conform to current year presentation.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended March 31, 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of both March 31, 2023 and December 31, 2022, the deferred revenue balance was approximately $0.4 million. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Specialty Lending - Concentration and credit risk

As of March 31, 2023, the Company held a gross balance of investments in notes receivable of $29.1 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $22.4 million, or 77%. Due to varied timing between loan origination and transfer of notes to senior partners, the Company may, from time to time, have concentration risk as a result. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the underlying portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.4 million, there are 20 distinct portfolio purchases and loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts; and further diversified amongst four separate sellers of these charged off portfolios.

The Company mitigates this concentration risk as follows. The Company requires, and monitors, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages its valuation expertise. In the event of default, the Company is entitled to call the unpaid interest and principal balances, receive all collections directly, and recover its investment by acquiring and liquidating the underlying charged off or nonperforming receivable portfolio through its Brokerage segment. As of March 31, 2023, the Company has incurred no actual credit losses.

Recently adopted accounting pronouncement

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 requires the application of a credit loss model based prospectively on current expected credit losses (CECL), and replaces the previous model based retrospectively on past incurred losses.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, of which the Company reported only accounts receivable and notes receivable as of December 31, 2022. Results for reporting periods beginning January 1, 2023 are presented under ASC 326, whereas prior periods continue to be reported under previously acceptable GAAP.

Accounts receivable are expected to be collected in less than one year and are therefore classified as current assets. Notes receivable are reported within current and non-current assets based upon the timing of expected collection. Management’s intent is to hold notes receivable for the foreseeable future or until maturity or payoff.

The reserve for credit losses required by the adoption of ASC 326 is a valuation account that is deducted from (or added to) the accounts receivable’s and to the notes receivable’s amortized cost basis in order to present on the condensed consolidated balance sheets the net amount expected to be collected. The credit loss expense, and subsequent adjustments to such losses, are recorded as a provision for (or reversal of) credit loss expense in the condensed consolidated statements of income.

Estimating future credit losses requires significant judgment by management. Significant judgments include, but are not limited to, assessing the debtors’ current financial condition, assessing current economic conditions and the extent to which they are relevant to the existing characteristics of the Company’s accounts and notes receivables, assessing the relevance of the estimated life of notes receivable, and determining the level of reliance on historical experience in light of economic conditions. The Company will continually review and update, when necessary, all such relevant judgments and assessments in determining the reserves for credit losses.

The Company previously estimated that the adoption of ASC 326 would result in an adjustment to accumulated deficit on January 1, 2023 of between $0.3 million and $0.4 million. Upon finalizing the execution of the implementation controls and processes, management arrived at a combined reserve for credit losses of $0.3 million for accounts receivable and notes receivable, offset by the cumulative income tax effect of $0.1 million. Consequently, the cumulative effect of the implementation of ASC 326 resulted in an adjustment to retained earnings of $0.2 million as of January 1, 2023. For additional information see Note 3 – Accounts Receivable, net. and Note 4 – Notes Receivable, net.

Reserve for Credit Losses - Accounts Receivable

The Company carries accounts receivable at the face amounts less a reserve for estimated credit losses. As of December 31, 2022, an allowance for doubtful accounts of $0.1 million had been recorded. Going forward, the Company estimates its reserve for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts.

The Company only extends credit to entities and institutions of significance, such as well-known academic institutions and US government agencies. Consequently, historical accounts receivable credit losses are nearly zero, which provides the starting point for management’s assessment of the reserve for credit losses for its accounts receivable.

The Company elected to base its estimation of expected credit losses for accounts receivable on historical credit loss experience. However, in assessing relevant information including its assessment of current conditions, management determined that a credit loss allowance slightly higher than its historical data would indicate is appropriate for certain of its revenue generating activities.

As of December 31, 2022 and under previously acceptable GAAP, the Company recorded a $0.1 million allowance for doubtful accounts for accounts receivable. Using a revised basis for estimation under ASC 326, the Company increased the reserve for credit losses against its accounts receivable balances by approximately $10,000. Consequently, to reflect the cumulative effects of the adoption of ASC 326, the Company recorded an additional reserve for credit losses and an increase to accumulated deficit of approximately $10,000 on the January 1, 2023 condensed consolidated balance sheets, and the balance of the reserve for credit losses was therefore $0.1 million as of January 1, 2023.

Reserve for Credit Losses - Notes Receivable

Notes receivable are reported at amortized cost, net of a reserve for credit losses. Amortized cost is the principal balance outstanding, net of deferred fees and costs on originated loans. Non-performing notes receivable are charged off against the reserve when management has confirmed the note to be uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. No amounts were recorded as a reserve for credit losses to notes receivable as of December 31, 2022.

Under ASC 326, the Company elected to evaluate notes receivable as a single pool, as the risk characteristics of all individual notes receivable and borrowers are similar. Management estimates the reserve balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience typically provides the basis for an estimation of expected credit losses; however, the Company lacks sufficient data upon which to base an historical estimation. Additionally, since the Company began recording notes receivable on the condensed consolidated balance sheets, the Company has recorded no actual credit losses to notes receivable.

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company, under ASC 326, elected to base its reserve on external credit loss experience data. Management observes that the Company's notes receivable are similar in character to transactions undertaken by smaller banking institutions. The Company elected to base its estimation of expected credit losses on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve, which was 1.3205% as of December 31, 2022. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined under ASC 326 that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments. However, in conducting its assessment of these factors, management concluded that no adjustment to the SCALE rate is warranted as of December 31, 2022.

As of December 31, 2022 and under previously acceptable GAAP, the Company recorded no reserve for credit losses to notes receivable. Using a revised basis for estimation under ASC 326, management determined the cumulative reserve for credit losses of $0.2 million was appropriate for notes receivable recorded on the condensed consolidated balance sheets as of December 31, 2022. Consequently, to reflect the cumulative effects of the adoption of ASC 326, the Company recorded the reserve for credit losses and an increase to accumulated deficit of $0.2 million on the January 1, 2023 condensed consolidated balance sheets, and balance of the reserve for credit losses was therefore $0.2 million as of January 1, 2023.

Note 3 – Accounts Receivable, net

The Company’s accounts receivable, net consists of accounts receivables recorded in the ordinary course of business associated with the recognition of revenue from contracts with customers. As of December 31, 2022, accounts receivable, net recorded on the consolidated balance sheets was $1.0 million, consisting of accounts receivable of $1.1 million offset by an allowance for doubtful accounts of $0.1 million. On January 1 2023, the Company recorded an additional reserve for credit losses for accounts receivable in accordance with ASC 326, as described in Note 1 – Basis of Presentation, Recently Adopted Accounting Pronouncement. The cumulative effect as of December 31, 2022 of the modified retrospective method of adoption of ASC 326 required the Company to record on the consolidated balance sheets as of January 1, 2023 an additional reserve to accounts receivable for credit losses of approximately $10,000 for the estimated credit losses attributable to accounts receivable as of December 31, 2022.

The following presents the adjustment to accounts receivable, net as a result of the implementation of ASC 326 on January 1, 2023 (in thousands):

Accounts receivable as of December 31, 2022	$1,110

Allowance for doubtful accounts as of December 31, 2022	(122)
Cumulative effect of the implementation of ASC 326	(10)
Beginning balance of reserve for credit losses as of January 1, 2023	(132)
Accounts receivable, net of reserve for credit losses as of January 1, 2023	$978

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the three months ended March 31, 2023, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statement of income related to accounts receivable.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios. As of March 31, 2023 and December 31, 2022, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, and adjusted for the reserve for credit losses was $16.0 million and $8.5 million, respectively. The activity during the three months ended March 31, 2023 includes the additional investment in notes receivable of approximately $13.2 million, which was offset by principal payments made by borrowers of approximately $1.1 million, the transfer of notes to partners of approximately $4.6 million, adjustments to the deferred fees and costs balance of approximately $0.1 million, and an adjustment to the reserve for credit losses of $0.1 million.

On January 1, 2023, the Company recorded an allowance for credit losses for notes receivable in accordance with ASC 326, as described in Note 2 – Summary of Significant Accounting Policies. The cumulative effects as of December 31, 2022 of the modified retrospective method of adoption of ASC 326 required the Company to record on the condensed consolidated balance sheets as of January 1, 2023 a reserve for credit losses to notes receivable of $0.2 million for the estimated credit losses to notes receivable as of December 31, 2022.

The following presents the adjustment to notes receivable, net as a result of the implementation of ASC 326 on January 1, 2023 (in thousands):

Notes receivable, net as of December 31, 2022	$8,750

Reserve for credit losses of December 31, 2022	—
Cumulative effect of the implementation of ASC 326	(119)
Beginning balance of reserve for credit losses as of January 1, 2023	(119)
Notes receivable, net of reserve for credit losses as of January 1, 2023	$8,631

In accordance with ASC 326, the Company performs a review of notes receivables on a quarterly basis. During the three months ended March 31, 2023, the Company recorded a provision for credit losses in selling, general and administrative expense on the condensed consolidated statement of income of $0.1 million. The provision relates solely to the change in the outstanding balance of notes receivable.

To date, the Company has recorded no actual credit losses on notes receivable.

Note 5 – Stock-based Compensation

As of March 31, 2023, the Company had four stock-based compensation plans, which are described more fully in Note 17 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2022 contained in the Company’s Form 10-K.

At the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan, and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022.

Stock Options

During the three months ended March 31, 2023, the Company issued options to purchase 245,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled no options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	2,027,350	$1.38	7.3	$2,112
Granted	245,000	$2.49
Exercised	(36,500)	$0.53
Outstanding as of March 31, 2023	2,235,850	$1.52	7.2	$2,288

Options exercisable as of March 31, 2023	1,052,350	$1.01	5.8	$1,962

The Company recognized stock-based compensation expense related to common stock options of $0.2 million for the three months ended March 31, 2023. As of March 31, 2023, there was approximately $1.4 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 2.5 years.

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

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, for which the risk of forfeiture lapsed on April 8, 2023. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021.

On August 3, 2022, the Company granted 115,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. Of these restricted stock shares granted during 2022, 40,000 shares were granted with a vesting term that was completed prior to the grant date due to a delay in the Company’s ability to grant such shares, and the remaining 75,000 shares vested in full on March 31, 2023.

On March 1, 2023, the Company granted 97,290 shares of Company restricted common stock to employees under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on March 1, 2024.

On March 31, 2023, the Company granted 75,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on March 31, 2024.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $57,000 for the three months ended March 31, 2023. The unrecognized stock-based compensation expense as of March 31, 2023, was approximately $0.2 million.

Note 6 – Equity Method Investments

In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In December 2022, DHC8 LLC, of which the Company holds a 13.33% share, was formed to provide funding and receive principal and interest payments as a result of the initial investment. KNFH LLC and DHC8 LLC are joint ventures formed in connection with the Company’s Industrial Assets Division, whereas HGC Origination I LLC and HGC Funding I LLC were formed in connection with the Financial Assets Division.

The table below details the Company’s joint venture revenues and earnings (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
KNFH LLC	$440	$—
DHC8 LLC	445	—
HGC Funding I LLC and Origination I LLC	1,297	327
Total revenues	$2,182	$327

Operating income (loss):
KNFH LLC	$(10)	$—
DHC8 LLC	378	—
HGC Funding I LLC and Origination I LLC	1,304	327
Total operating income	$1,672	$327

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Assets:
KNFH LLC	$528	$—
DGC8 LLC	8,332	8,561
HGC Funding I LLC and Origination I LLC	49,547	53,385
Total assets	$58,407	$61,946

Liabilities:
KNFH LLC	$385	$47
DGC8 LLC	1,165	1,028
HGC Funding I LLC and Origination I LLC	21	1,504
Total liabilities	$1,571	$2,579

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For the three months ended March 31, 2023 and 2022, the earnings allocated to the outstanding preferred shares were not material.

In periods in which the Company records a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. As the preferred stock does not participate in losses, the two-class method is not used in periods in which the Company records a net loss.

Stock options and other potential common shares are included in the calculation of diluted earnings per share (“diluted EPS”). In calculating diluted EPS, such shares are assumed to be exercised or converted, except when their effect would be anti-dilutive.

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended March 31,
	2023	2022
Basic weighted average shares outstanding	36,005,150	36,003,709
Treasury stock effect of common stock options and restricted stock awards	1,329,309	745,489
Diluted weighted average common shares outstanding	37,334,459	36,749,198

As of March 31, 2023 and 2022, there were potential common shares of 0.3 million and 0.8 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

Note 8 – Leases

The Company leases office and warehouse space in four locations: Del Mar, California, Hayward, California, San Diego, California and Edwardsville, Illinois. The Company determined that all of its lease arrangements are classified as operating leases.

On August 12, 2022, the Company entered into an agreement with Liberty Industrial Park, LLC pursuant to which the Company leases 6,627 square feet of industrial space in San Diego, California. The lease has a commencement date of September 1, 2022. It provides for an initial monthly base rent of $11,266, which increases on an annual basis to $13,180 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas.

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Right-of-use assets:
Del Mar, CA	$299	$336
Hayward, CA	1,732	1,800
San Diego, CA	562	590
Edwardsville, IL	24	50
Total right-of-use assets	$2,617	$2,776

Lease liabilities
Del Mar, CA	$322	$360
Hayward, CA	1,791	1,852
San Diego, CA	579	605
Edwardsville, IL	22	50
Total lease liabilities	$2,714	$2,867

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1,

2022 the Company’s incremental borrowing rate was 5.5%. The weighted average remaining lease term for operating leases is 4.8 years and the weighted average discount rate is 5.1%.

Lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2023 and 2022, lease expense was approximately $0.2 million and $0.1 million, respectively. As of March 31, 2023, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2023 (remainder of year from April 1, 2023 to December 31, 2023)	$515
2024	674
2025	546
2026	531
2027	496
Thereafter	312
Total undiscounted future minimum lease payments	3,074
Less: imputed interest	(360)
Present value of lease liabilities	$2,714

Note 9 – Intangible Assets and Goodwill

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

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		March 31,
	(years)	2022	Amortization	2023
Amortized intangible assets:
Trade Name (HGP)	1.8	$257	$(32)	$225
Trade Name (ALT)	18.4	607	(8)	599
Vendor Relationship (ALT)	2.4	843	(58)	785
Total amortized intangible assets		1,707	(98)	1,609

Unamortized intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$4,144	$(98)	$4,046

Amortization expense during the three months ended March 31, 2023 and 2022 was $0.1 million. The Company estimates that the residual value for intangible assets is not significant.

As of March 31, 2023, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

2023 (remainder of year from April 1, 2023 to December 31, 2023)	$293
2024	391
2025	263
2026	186
2027	32
Thereafter	444
Total estimated amortization expense	$1,609

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the three months ended March 31, 2023.

Note 11 – Debt

Outstanding debt as of March 31, 2023 and December 31, 2022 is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Third party debt, current	$4,531	$3,411
Third party debt, non-current	748	871
Total third party debt	$5,279	$4,282

On May 5, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association ("Lender") for a $10.0 million revolving line of credit. The 2021 Credit Facility matures on June 7, 2023. The Company is permitted to use the proceeds of the loan solely for its business operations. The 2021 Credit Facility accrues at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.70% (such rate not to be less than 4.950% per annum). The Company pays interest on the 2021 Credit Facility in regular monthly payments which began on June 11, 2021. The 2021 Credit Facility also provides for a minimum fee which is offset by interest payments. The Company may prepay the 2021 Credit Facility without penalty and may convert up to $5.0 million of revolving debt into term debt. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles, and a pledge of the equity of the direct and indirect subsidiaries of the Company. The availability of additional draws under the 2021 Credit Facility is conditioned on, among other things, the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money including capital leases, or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

On August 23, 2022, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of April 1, 2022, by and between the Company and Lender. The Modification Agreement modifies and reaffirms the 2021 Credit Facility making minor modifications and amendments to the 2021 Credit Facility to provide for, among other things, the arrangement of financial covenants, which remain unchanged, into two categories: (i) financial covenants used to resize the maximum principal amount available to the Company as of the date of determination (as determined by Lender in its sole discretion), and (ii) financial covenants to be maintained by the Company. As of March 31, 2023, the Company was in compliance with all such covenants. As of March 31, 2023, the outstanding balance on the modified 2021 Credit Facility was $4.0 million.

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of March 31, 2023 was $1.3 million.

Note 12 – Income Taxes

As of March 31, 2023, the Company had aggregate tax net operating loss carry forwards of approximately $64.9 million ($61.6 million of unrestricted net operating tax losses and $3.3 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of March 31, 2023 and December 31, 2022.

Note 13 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for both three month periods ended March 31, 2023 and 2022 was approximately $28,000, and is included in selling, general and administrative expenses in the consolidated income statement. On June 1, 2018, the Company amended its lease agreement with David Ludwig to extend the term of the lease to May 31, 2023 and to set the rent amounts for the new term.

Note 14 – Segment Information

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Industrial Assets Division:
Auction and Liquidation	$1,468	$649
Refurbishment & Resale	1,101	197
Total divisional operating income	2,569	846

Financial Assets Division:
Brokerage	2,045	495
Specialty Lending	533	236
Total divisional operating income	2,578	731

Corporate operating expense & other income	(1,253)	(702)

Consolidated operating income	$3,894	$875

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and three month periods ended March 31, 2023 and 2022, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023 (the “Form 10-K”).

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

Our corporate headquarters are located at 12625 High Bluff Drive, Suite 305, San Diego, CA 92130. Our telephone number is (858) 847-0659 and our corporate website is www.hginc.com. Information contained on our website is not incorporated by reference into this Form 10-Q.

The organization chart below outlines our basic domestic corporate structure as of March 31, 2023.

	Heritage Global Inc. (1)

100%	100%	100%	100%

Heritage Global Partners, Inc. (2) (California)	Heritage Global LLC (3) (Delaware)	National Loan Exchange, Inc. (5) (Illinois)	Heritage Global Capital LLC (6) (Delaware)

	100%

	Heritage ALT LLC (4) (Delaware)

____________________

(1) Registrant.

(2) Auction and Liquidation.

(3) Holding Company.

(4) Refurbishment and Resale.

(5) Brokerage.

(6) Specialty Lending.

COVID-19

The novel coronavirus (“COVID-19”) pandemic had no material negative impact on our Industrial Assets Division during 2022 or the three months ended March 31, 2023, as the supply of surplus industrial assets largely returned to pre-pandemic levels and the continuing disruptions to the global supply chain, particularly those involving industrial assets, increased demand for U.S. based surplus assets. Going forward, we do not believe the COVID-19 pandemic will have material negative impacts on our financial performance, as we expect that supply and demand will remain robust in our Industrial Assets Division. Additionally, increasing consumer spending and rising delinquency and charge-off rates have a positive impact on volumes of nonperforming and charged-off consumer loans, which will benefit our Financial Assets Division.

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

Our business strategy in the Specialty Lending and Auction and Liquidation segments includes the option of partnering with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, by helping to mitigate some of the competition from the market’s larger participants and by contributing to our objective to be the leading resource for clients requiring financial and industrial asset solutions.

Our Competitive Strengths

We believe we have attributes that differentiate us from our competitors and that provide us with significant competitive advantages. Our key competitive strengths are described below.

Differentiated business model - We believe we have diversified business lines serving the financial and industrial asset liquidation market. We have multiple revenue streams in our brokerage and principal based auction services, advisory services and secured lending services. Further, our business is event-driven and we have repeat, forward-flow contracts in place with industry leading customers. We expect to drive growth in our revenue streams by taking different roles, and by using partners as needed.

Compelling macro growth drivers - Historically, recessions drive an increased supply of surplus assets and an increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer lending and resulting charge-offs are expected to continue their upward trend to meet, and possibly exceed, pre- pandemic levels, which we believe will drive an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High return on invested capital - We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal rather than the lower margin role of broker. Further, we believe we have a strong growth opportunity in providing secured loans to our financial asset debt buyers, a service we are providing through HGC.

Strong management team - We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over thirty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity, and is expected to do so until December 31, 2024. Also, during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets division provides services to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Brokerage Segment

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks, the U.S. government, and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $150 billion face value of performing, nonperforming and charged-off assets. NLEX sales are concentrated in online, automotive, consumer credit card, student loan and real estate charge-offs. The typical credit we broker sells at a deep discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top- tier and mid-tier debt buyers. NLEX is in the process of expanding into the FinTech lenders, peer-to-peer lending and Buy Now Pay Later sectors, where we believe NLEX has opportunity for significant growth. In addition, we plan to add post-sale initiatives, making our services more attractive to our customers as compared to our competitors.

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

Since the inception of HGC in 2019, we have issued $107.9 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $43.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections. As of March 31, 2023, our total balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $28.4 million, of which $16.0 million is classified as Notes Receivable and $12.4 million is classified as Equity Method Investments.

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

Industrial Assets Division

Our Industrial Assets division advises enterprise and financial customers on the sale of industrial assets, mostly from surplus and sometimes distressed circumstances while acting as an agent, guarantor or principal in the sale.

Auction and Liquidation Segment

Through HGP, we offer a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The fees for our services typically range from 15%–50%, depending on our role and the transaction. This division predominantly targets sellers of surplus or distressed “inside the building” assets. Our buyers consist of both end-users and dealers.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. We adopted a change in accounting policy effective January 1, 2023, as fully described in Note 2 – Summary of Significant Accounting Policies of the financial statements attached to this Form 10-Q. This change, referred to as “ASC 326,” was required by the Financial Accounting Standards Board. Prior periods were not restated, and the cumulative effect to periods prior to January 1, 2023 were recorded to our condensed consolidated balance sheets as of that date. Prospectively, the change will not have a material effect on our results of operations. Other than this required change, there were no changes to our accounting policies during the three months ended March 31, 2023.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $8.6 million and $7.7 million as of March 31, 2023 and December 31, 2022, respectively.

Our current assets as of March 31, 2023 increased to $30.2 million compared to $23.9 million as of December 31, 2022 primarily due to an increase in cash as a result of cash provided by operating activities during the three months ended March 31, 2023. Our current liabilities as of March 31, 2023 increased to $21.5 million compared to $16.2 million as of December 31, 2022. The most significant change was an increase of $5.1 million in our payables to sellers due to the timing of certain asset liquidation settlements, further supplemented by an increase in the current portion of third party debt of $1.1 million, and offset by a decrease in various payables totaling $0.9 million.

During the three months ended March 31, 2023, our primary source of cash was the cash on hand plus the cash provided by operating activities. Cash disbursements during the three months ended March 31, 2023 consisted primarily of investments in notes receivable and equity method investments of $13.7 million, repayment on our 2021 Credit Facility of $2.3 million, repayment on our ALT Note of $0.1 million, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, as well as any amounts borrowed under our modified 2021 Credit Facility. Terms require us to pay off the ALT Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of March 31, 2023, we had an outstanding balance of $1.3 million on the ALT Note.

Capital Resources

As of March 31, 2023 and December 31, 2022, we had stockholders’ equity of $51.2 million and $48.3 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital, future net cash flows from operating activities, our 2021 Credit Facility and securing additional debt financing if needed. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our investment activity under our Specialty Lending segment. We believe that our current capital resources, including available borrowing capacity from our 2021 Credit Facility, are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through either capital partners or a new credit facility.

Cash Position and Cash Flows

Cash and cash equivalents as of March 31, 2023 were $15.7 million as compared to $12.7 million as of December 31, 2022, an increase of approximately $3.0 million.

Cash Provided By Operating Activities

Cash provided by operations was $8.9 million during the three months ended March 31, 2023 as compared to $3.1 million during the same period in 2022. The approximate $5.8 million change was primarily attributable to a change of $3.1 million in operating assets and liabilities during the three months ended March 31, 2023 as compared to the same period in 2022. The amount was further attributable to a change in net income adjusted for noncash items, which was $2.8 million higher during the three months ended March 31, 2023 as compared to the same period in 2022.

The significant changes in operating assets and liabilities during the three months ended March 31, 2023 as compared to the same period in 2022 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash Used In Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $6.8 million compared to cash used in investing activities of $1.0 million during the same period in 2022.

Cash used in investing activities during the three months ended March 31, 2023 consisted primarily in investment in notes receivable of $13.2 million and equity method investments of $0.5 million, related entirely to specialty lending activity within our Financial Assets Division. Cash used in investing activities during the three months ended March 31, 2023 was offset by cash provided by investing activities primarily of cash received on transfer of notes receivable to partners of $4.6 million, payments received on notes receivable of $1.1 million as well as return of investment and cash distributions received from equity method investments of $1.4 million.

Cash used in investing activities during the three months ended March 31, 2022 consisted primarily in investment in equity method investments of $2.1 million, offset by cash distributions from equity method investments and payments received on notes receivable in aggregate of $1.2 million, and related entirely to our specialty lending segment.

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities was approximately $0.9 million during the three months ended March 31, 2023 compared to cash used in financing activities of $0.6 million during the three months ended March 31, 2022. Financing activities during the three months ended March 31, 2023 consisted primarily of $3.4 million in proceeds from draws on our 2021 Credit Facility, offset by $2.3 million repayment to our 2021 Credit Facility and $0.1 million in repayments to our ALT Note. Financing activities during the three months ended March 31, 2022 consisted primarily of a $0.5 million repayment to our 2021 Credit Facility and $0.1 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the condensed consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percent
Revenues:
Services revenue	$10,245	$4,168	6,077	146%
Asset sales	6,367	5,189	1,178	23%
Total revenues	16,612	9,357	7,255	78%

Operating costs and expenses:
Cost of services revenue	2,340	754	1,586	210%
Cost of asset sales	4,335	3,402	933	27%
Selling, general and administrative	6,300	4,275	2,025	47%
Depreciation and amortization	120	133	(13)	(10)%
Total operating costs and expenses	13,095	8,564	4,531	53%
Earnings of equity method investments	377	82	295	(360)%
Operating income	3,894	875	3,019	345%
Interest expense, net	(68)	(38)	(30)	79%
Income before income tax expense	3,826	837	2,989	357%
Income tax expense	997	192	805	419%
Net income	$2,829	$645	2,184	339%

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Industrial Assets Division:
Auction and Liquidation	$1,468	$649
Refurbishment & Resale	1,101	197
Total divisional operating income	2,569	846

Financial Assets Division:
Brokerage	2,045	495
Specialty Lending	533	236
Total divisional operating income	2,578	731

Corporate operating expense & other income	(1,253)	(702)

Consolidated operating income	$3,894	$875

Three-Month Period Ended March 31, 2023 Compared to Three-Month Period Ended March 31, 2022

Revenues and cost of revenues – Revenues were $16.6 million during the three months ended March 31, 2023 compared to $9.4 million during the same period in 2022. Costs of services revenue and asset sales were $6.7 million during the three months ended March 31, 2023 compared to $4.2 million during the same period in 2022. The gross profit of these items was $9.9 million during the three months ended March 31, 2023 compared to $5.2 million during the same period in 2022, an increase of approximately $4.7 million, or approximately 90%. The increased gross profit in the first quarter of 2023 reflects the substantial increase in sales as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.3 million during the three months ended March 31, 2023 compared to $4.3 million during the same period in 2021.

Significant components of selling, general and administrative expense for the three months ended March 31, 2023 and March 31, 2022 are shown below (in thousands):

	Three Months Ended March 31,
	2023	2022	% change
Compensation
Auction and liquidation	$1,443	$1,249	16%
Refurbishment and resale	505	380	33%
Brokerage	1,770	867	104%
Specialty lending	210	145	45%
Corporate and other	623	261	139%
Stock-based compensation	179	106	69%
Consulting	19	16	19%
Board of Directors fees	72	73	(1)%
Accounting, tax and legal professional fees	339	311	9%
Insurance	131	117	12%
Occupancy	318	263	21%
Travel and entertainment	278	212	31%
Advertising and promotion	115	113	2%
Information technology support	93	86	8%
Other	205	76	170%
Total selling, general & administrative expense	$6,300	$4,275	47%

As compared to the first quarter of 2022, there was an increase in selling, general and administrative expense during the first quarter of 2023 primarily due to increased compensation expense as a result of our improved financial performance in each of our operating segments.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2023 and the same period in 2022, which consisted primarily of amortization expense related to intangible assets.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

	Three Months Ended March 31,
	2023	2022
Net income	$2,829	$645
Add back:
Depreciation and amortization	120	133
Interest expense, net	68	38
Income tax expense	997	192
EBITDA	4,014	1,008

Management add back:
Stock based compensation	179	106
Adjusted EBITDA	$4,193	$1,114

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: May 11, 2023	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)