Form 10-Q
period 2023-06-30
Heritage Global Inc.
filed 2023-08-10
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 1, 2023, there were 37,145,151 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,035	$12,667
Accounts receivable, net	2,912	988
Current portion of notes receivable, net	8,569	4,505
Inventory – equipment	5,049	4,619
Other current assets	988	1,113
Total current assets	32,553	23,892
Non-current portion of notes receivable, net	6,400	4,245
Equity method investments	15,778	13,973
Right-of-use assets	2,856	2,776
Property and equipment, net	1,745	1,571
Intangible assets, net	3,949	4,144
Goodwill	7,446	7,446
Deferred tax assets	9,085	9,449
Other assets	70	64
Total assets	$79,882	$67,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,531	$8,924
Payables to sellers	8,085	3,188
Current portion of third party debt	1,681	3,411
Current portion of lease liabilities	777	703
Total current liabilities	17,074	16,226
Non-current portion of third party debt	6,382	871
Non-current portion of lease liabilities	2,181	2,164
Total liabilities	25,637	19,261

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 and 565 shares of Series N as of June 30, 2023 and December 31, 2022, respectively; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,145,151 and 36,932,177 shares as of June 30, 2023 and December 31, 2022, respectively; and outstanding 36,901,683 and 36,688,709 shares as June 30, 2023 and December 31, 2022, respectively	371	369
Additional paid-in capital	294,156	293,589
Accumulated deficit	(239,893)	(245,270)
Treasury stock at cost, 243,468 shares as of June 30, 2023 and December 31, 2022	(395)	(395)
Total stockholders’ equity	54,245	48,299
Total liabilities and stockholders’ equity	$79,882	$67,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Services revenue	$9,810	$4,595	$20,055	$8,763
Asset sales	3,288	6,470	9,655	11,659
Total revenues	13,098	11,065	29,710	20,422

Operating costs and expenses:
Cost of services revenue	1,807	910	4,147	1,664
Cost of asset sales	1,935	5,631	6,270	9,033
Selling, general and administrative	6,440	4,939	12,740	9,214
Depreciation and amortization	121	133	241	266
Total operating costs and expenses	10,303	11,613	23,398	20,177
Earnings of equity method investments	306	4,172	683	4,254
Operating income	3,101	3,624	6,995	4,499
Interest expense, net	(101)	(37)	(169)	(75)
Income before income tax expense	3,000	3,587	6,826	4,424
Income tax expense	221	1,009	1,218	1,201
Net income	$2,779	$2,578	$5,608	$3,223

Weighted average common shares outstanding – basic	36,700,830	36,103,198	36,627,200	36,053,729
Weighted average common shares outstanding – diluted	37,651,694	36,999,614	37,504,023	36,846,539
Net income per share – basic	$0.08	$0.07	$0.15	$0.09
Net income per share – diluted	$0.07	$0.07	$0.15	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	$243,468	$(395)	$48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Balance as of January 1, 2023 (as adjusted for change in accounting principle)	565	6	36,932,177	369	293,589	(245,501)	243,468	(395)	48,068
Issuance of common stock from stock option awards	—	—	31,191	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	179	—	—	—	179
Issuance of restricted common stock	—	—	134,592	2	150	—	—	—	152
Net income	—	—	—	—	—	2,829	—	—	2,829
Balance as of March 31, 2023	565	6	37,097,960	371	293,923	(242,672)	243,468	(395)	51,233
Issuance of common stock from stock option awards	—	—	32,111	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Issuance of restricted common stock	—	—	15,000	—	—	—	—	—	—
Issuance of common stock due to conversion of Series N Preferred stock	(2)	—	80	—	—	—	—	—	—
Net income	—	—	—	—	—	2,779	—	—	2,779
Balance as of June 30, 2023	563	$6	37,145,151	$371	$294,156	$(239,893)	$243,468	$(395)	$54,245

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	$(260,763)	$—	$—	$32,639
Issuance of common stock from stock option awards	—	—	103,135	1	(24)	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	106	—	—	—	106
Net income	—	—	—	—	—	645	—	—	645
Balance as of March 31, 2022	565	6	36,677,837	367	293,112	(260,118)	—	—	33,367
Issuance of common stock from stock option awards	—	—	56,250	—	25	—	—	—	25
Stock-based compensation expense	—	—	—	—	108	—	—	—	108
Repurchase of common stock	—	—	—	—	—	—	71,512	(105)	(105)
Net income	—	—	—	—	—	2,578	—	—	2,578
Balance as of June 30, 2022	565	$6	36,734,087	$367	$293,245	$(257,540)	$71,512	$(105)	$35,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities:
Net income	$5,608	$3,223
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	40	111
Earnings of equity method investments	(683)	(4,254)
Noncash credit loss expense	90	—
Noncash lease expense	326	251
Depreciation and amortization	241	266
Deferred taxes	448	496
Stock-based compensation expense	407	214
Changes in operating assets and liabilities:
Accounts receivable	(1,937)	820
Inventory – equipment	(430)	(701)
Other current assets	119	274
Accounts payable and accrued liabilities	(2,147)	967
Payables to sellers	4,897	(309)
Lease liabilities	(316)	(239)
Net cash provided by operating activities	6,663	1,119

Cash flows (used in) provided by investing activities:
Investment in notes receivable	(18,698)	—
Payments received on notes receivable	3,381	1,522
Cash received on transfer of notes receivable to partners	8,851	—
Investment in equity method investments	(4,249)	(6,107)
Return of investment in equity method investments	2,260	2,048
Cash distributions from equity method investments	683	4,753
Purchase of property and equipment	(220)	(39)
Net cash (used in) provided by investing activities	(7,992)	2,177

Cash flows provided by (used in) financing activities:
Proceeds from debt payable to third parties	11,400	—
Repayment of debt payable to third parties	(7,619)	(739)
Proceeds from issuance of common stock from stock option awards	33	34
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(117)	(32)
Repurchase of common stock	—	(105)
Net cash provided by (used in) financing activities	3,697	(842)
Net increase in cash and cash equivalents	2,368	2,454
Cash and cash equivalents as of beginning of period	12,667	13,622
Cash and cash equivalents as of end of period	$15,035	$16,076

Supplemental cash flow information:
Cash paid for taxes	$519	$273
Cash paid for interest	$244	$65
Noncash change in Right-of-use assets	$405	$251
Noncash change in Lease liabilities	$405	$239

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

The Company prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023 (the “Form 10-K”).

The results of operations for the three and six-month periods ended June 30, 2023 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2023. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of December 31, 2022, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of June 30, 2023, the Company had approximately $3.6 million in remaining aggregate dollar value of shares that may be purchased under the program. There were no shares repurchased in the open market for the six months ended June 30, 2023.

Note 2 – Summary of Significant Accounting Policies

Use of estimates

The preparation of the Company’s unaudited condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant estimates include the assessment of collectability of revenue recognized and the valuation of accounts receivable and notes receivable, inventory, investments, goodwill and intangible assets, liabilities, deferred income tax assets and liabilities including projecting future years’ taxable income, and stock-based compensation. These estimates have the potential to significantly impact our condensed consolidated interim financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended June 30, 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $1.1 million as of June 30, 2023 and $0.4 million as of December 31, 2022 and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheet. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Through our Specialty Lending segment, the Company provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios. The Company recognizes revenue generated by lending activity in accordance with ASC 310. Fees collected in relation to the issuance of loans include loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

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

Specialty Lending - Concentration and credit risk

As of June 30, 2023, the Company held a gross balance of investments in notes receivable of $30.5 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $22.2 million, or 73% as of June 30, 2023, down from 77% as of March 31, 2023. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.2 million, there are 26 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst four separate sellers of these charged off portfolios.

The Company mitigates this concentration risk as follows. The Company requires, and monitors, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages its valuation expertise. In the event of default, the Company is entitled to call the unpaid interest and principal balances and receive all collections directly. The Company may also recover its investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through the Company's Brokerage segment. In certain cases, the Company’s recovery options may be subject to concurrence of the originator or other prior holder of the assets. From inception of the specialty lending program through June 30, 2023, the Company has incurred no actual credit losses.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the six months ended June 30, 2023, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statement of income related to accounts receivable. As of June 30, 2023, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios. As of June 30, 2023 and December 31, 2022, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, and adjusted for the reserve for credit losses was $15.0 million and $8.5 million, respectively. The activity during the six months ended June 30, 2023 includes the additional investment in notes receivable of approximately $18.7 million, which was offset by principal payments made by borrowers of approximately $3.4 million, the transfer of notes to partners of approximately $8.9 million, adjustments to the deferred fees and costs balance and the reserve for credit losses totaling approximately $0.1 million.

On January 1, 2023, the Company recorded an allowance for credit losses for notes receivable in accordance with ASC 326, as described in Note 2 – Summary of Significant Accounting Policies. The cumulative effects as of December 31, 2022 of the modified retrospective method of adoption of ASC 326 required the Company to record on the condensed consolidated balance sheets as of January 1, 2023 a reserve for credit losses to notes receivable of $0.1 million for the estimated credit losses to notes receivable as of December 31, 2022.

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

In accordance with ASC 326, the Company performs a review of notes receivables on a quarterly basis. During the six months ended June 30, 2023, the Company recorded a provision for credit losses in selling, general and administrative expense on the condensed consolidated statement of income of $0.1 million. As of June 30, 2023, the reserve for credit losses was approximately $0.2 million. The provision relates primarily to the change in the outstanding balance of notes receivable.

To date, the Company has recorded no actual credit losses on notes receivable.

Note 5 – Stock-based Compensation

As of June 30, 2023, the Company had four stock-based compensation plans, which are described more fully in Note 17 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2022 contained in the Company’s Form 10-K.

At the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan, and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022.

Stock Options

During the six months ended June 30, 2023, the Company issued options to purchase 395,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled no options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	2,027,350	$1.38	7.3	$2,112
Granted	395,000	$2.84
Exercised	(76,500)	$0.53
Outstanding as of June 30, 2023	2,345,850	$1.65	7.2	$4,622

Options exercisable as of June 30, 2023	1,157,350	$1.10	5.7	$2,921

The Company recognized stock-based compensation expense related to common stock options of $0.4 million for the six months ended June 30, 2023. As of June 30, 2023, there was approximately $1.6 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 2.7 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares were subject to certain restrictions on transfer and a right of repurchase over five years. The shares fully vested as of May 31, 2023.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, for which the risk of forfeiture lapsed on April 8, 2023. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and fully vested as of April 8, 2023.

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

On April 1, 2023, the Company granted 15,000 shares of Company restricted common stock to one non-executive director under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on April 1, 2024.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.1 million for the six months ended June 30, 2023. The unrecognized stock-based compensation expense as of June 30, 2023, was approximately $0.2 million.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In December 2022, DHC8 LLC, of which the Company holds a 13.33% share, was formed to provide funding and receive principal and interest payments as a result of the initial investment. In May 2023, HGC MPG Funding LLC, of which the company holds a 25% share, was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. CPFH LLC, KNFH LLC and DHC8 LLC are joint ventures formed in connection with the Company’s Industrial Assets Division, whereas HGC Origination I LLC and HGC Funding I LLC, and HGC MPG Funding LLC were formed in connection with the Financial Assets Division. The Company has significant influence over the operations and financial policies of each of its equity method investments.

The table below details the Company’s joint venture revenues and earnings during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Revenues:
CPFH LLC	$—	$31,021
KNFH LLC	303	4,578
DHC8 LLC	821	—
HGC Origination I LLC and HGC Funding I LLC	2,541	860
HGC MPG Funding LLC	118	—
Total revenues	$3,783	$36,459

Operating income (loss):
CPFH LLC	$—	$15,318
KNFH LLC	(141)	873
DHC8 LLC	701	—
HGC Origination I LLC and HGC Funding I LLC	2,562	838
HGC MPG Funding LLC	118	—
Total operating income	$3,240	$17,029

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Assets:
KNFH LLC	$297	$—
DHC8 LLC	7,922	8,561
HGC Origination I LLC and HGC Funding I LLC	46,340	53,385
HGC MPG Funding LLC	13,386	—
Total assets	$67,945	$61,946

Liabilities:
KNFH LLC	$285	$47
DHC8 LLC	1,144	1,028
HGC Origination I LLC and HGC Funding I LLC	—	1,504
HGC MPG Funding LLC	—	—
Total liabilities	$1,429	$2,579

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For the three months ended June 30, 2023 and 2022, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	36,700,830	36,103,198	36,627,200	36,053,729
Treasury stock effect of common stock options and restricted stock awards	950,864	896,416	876,823	792,810
Diluted weighted average common shares outstanding	37,651,694	36,999,614	37,504,023	36,846,539

For the six months ended June 30, 2023 and 2022, there were potential common shares of 0.7 million and 1.1 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the three months ended June 30, 2023 and 2022 there were potential common shares of 0.8 million and 1.0 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

On June 1, 2023, the Company amended its Edwardsville office building lease with David Ludwig, extending the term of the agreement to May 31, 2027 and setting rent amounts for the new term. It provides for an initial monthly base rent of $9,412, which increases on an annual basis to $9,914 per month in the final year.

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Right-of-use assets:
Del Mar, CA	$262	$336
Hayward, CA	1,664	1,800
San Diego, CA	535	590
Edwardsville, IL	395	50
Total right-of-use assets	$2,856	$2,776

Lease liabilities
Del Mar, CA	$283	$360
Hayward, CA	1,726	1,852
San Diego, CA	553	605
Edwardsville, IL	396	50
Total lease liabilities	$2,958	$2,867

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022 and June 1, 2023, the Company’s incremental borrowing rate was 5.50%. and 7.25%, respectively. The weighted average remaining lease term for operating leases is 4.6 years and the weighted average discount rate is 5.35% as of June 30, 2023.

Lease expense is recognized on a straight-line basis over the lease term. For the six months ended June 30, 2023 and 2022, lease expense was approximately $0.4 million and $0.3 million, respectively. As of June 30, 2023, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2023 (remainder of year from July 1, 2023 to December 31, 2023)	$385
2024	789
2025	662
2026	649
2027	546
Thereafter	312
Total undiscounted future minimum lease payments	3,343
Less: imputed interest	(385)
Present value of lease liabilities	$2,958

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

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		June 30,
	(years)	2022	Amortization	2023
Amortized intangible assets:
Trade Name (HGP)	1.5	$257	$(64)	$193
Trade Name (ALT)	18.2	607	(16)	591
Vendor Relationship (ALT)	3.2	843	(115)	728
Total amortized intangible assets		1,707	(195)	1,512

Unamortized intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$4,144	$(195)	$3,949

Amortization expense during the six months ended June 30, 2023 and 2022 was $0.2 million. The Company estimates that the residual value for intangible assets is not significant.

As of June 30, 2023, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2023 (remainder of year from July 1, 2023 to December 31, 2023)	$196
2024	391
2025	263
2026	186
2027	33
Thereafter	443
Total estimated amortization expense	$1,512

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the six months ended June 30, 2023.

Note 10 – Debt

Outstanding debt as of June 30, 2023 and December 31, 2022 is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Third party debt, current	$1,681	$3,411
Third party debt, non-current	6,382	871
Total third party debt	$8,063	$4,282

2021 Credit Facility

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

On August 23, 2022, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “2022 Modification Agreement”), effective as of April 1, 2022, by and between the Company and Lender. The 2022 Modification Agreement modified and reaffirmed the 2021 Credit Facility to provide for, among other things, the arrangement of financial covenants, which remained unchanged, into two categories: (i) financial covenants used to resize the maximum principal amount available to the Company as of the date of determination (as determined by Lender in its sole discretion), and (ii) financial covenants to be maintained by the Company.

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Modification Agreement modifies the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective six months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of June 30, 2023, the Company was in compliance with all financial and negative covenants. As of June 30, 2023, there was no outstanding balance on the 2021 Credit Facility.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of June 30, 2023 was $1.2 million.

2023 Credit Facility

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provides for a new $7.0 million term loan (the "Term Loan"). The Company is permitted to use the proceeds of the Term Loan solely for its business operations. The maturity date of the Term Loan is April 27, 2028. The Term Loan sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 0.250%. Additionally, the Term Loan provides that in the event of prepayment the Company shall pay the Lender a prepayment fee during the first year equal to twelve months of interest (less interest actually paid). The Company is the borrower under the Term Loan. The Term Loan is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. Specifically, the Term Loan is secured by the building currently used by ALT in East Lyme, CT. As of June 30, 2023, the Company was in compliance with all financial and negative covenants. As of June 30, 2023, the outstanding balance on the Term Loan was $6.9 million, of which $1.2 million was classified as "current" and $5.7 million was classified as "non-current."

Note 11 – Income Taxes

As of June 30, 2023, the Company had aggregate tax net operating loss carry forwards of approximately $64.8 million ($61.5 million of unrestricted net operating tax losses and $3.3 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of June 30, 2023 and December 31, 2022.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for both six month periods ended June 30, 2023 and 2022 was approximately $56,000 and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 13 – Segment Information

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrial Assets Division:
Auction and Liquidation	$715	$3,199	$2,182	$3,848
Refurbishment & Resale	736	144	1,837	341
Total divisional operating income	1,451	3,343	4,019	4,189

Financial Assets Division:
Brokerage	2,117	841	4,162	1,336
Specialty Lending	746	342	1,299	578
Total divisional operating income	2,863	1,183	5,461	1,914

Corporate operating expense & other income	(1,213)	(902)	(2,485)	(1,604)

Consolidated operating income	$3,101	$3,624	$6,995	$4,499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2023 and 2022, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of June 30, 2023.

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

We believe that our business is positioned to grow in all economic cycles. As the economy encounters situations of recession and rising credit costs, our business may experience wider margins on principal asset sales, a favorable lending cycle for charged-off and nonperforming asset portfolios, higher volumes of nonperforming assets and building surplus inventories and bankruptcies. In times of economic growth, our business has demonstrated its ability to experience growth based on our competitive advantages in the industry, including our domain expertise related to deal sourcing and execution capabilities, our diversification of integrated service platforms and our experience across underserved markets. We intend to continue to leverage our competitive advantages to grow within each segment and across platforms through increasing synergies, maintaining high incremental margins, improving earnings predictability, strengthening financial metrics reflected on our balance sheet and managing expenses.

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

Since the inception of HGC in 2019, we have issued $124 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $48.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections. As of June 30, 2023, our total balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $29.9 million, of which $15.0 million is classified as Notes Receivable and $14.9 million is classified as Equity Method Investments.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. We adopted a change in accounting policy effective January 1, 2023, as fully described in Note 2 – Summary of Significant Accounting Policies of the financial statements attached to this Form 10-Q. This change, referred to as “ASC 326,” was required by the Financial Accounting Standards Board. Prior periods were not restated, and the cumulative effect to periods prior to January 1, 2023 were recorded to our condensed consolidated balance sheets as of that date. Prospectively, the change will not have a material effect on our results of operations. Other than this required change, there were no changes to our accounting policies during the six months ended June 30, 2023.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $15.5 million and $7.7 million as of June 30, 2023 and December 31, 2022, respectively.

Our current assets as of June 30, 2023 increased to $32.6 million compared to $23.9 million as of December 31, 2022. This change was primarily due to an increase in the current portion of notes receivable of $4.1 million, an increase in cash of $2.3 million, and an increase in accounts receivable of $1.9 million. Our current liabilities as of June 30, 2023 increased to $17.1 million compared to $16.2 million as of December 31, 2022. The most significant change was an increase of $4.9 million in our payables to sellers due to the timing of certain asset liquidation settlements, offset by a decrease in the current portion of third party debt of $1.7 million, and by a decrease in various payables totaling $2.4 million.

During the six months ended June 30, 2023, our primary source of cash was cash on hand, proceeds from the Term Loan and cash provided by operating activities. Cash disbursements during the six months ended June 30, 2023 consisted primarily of investments in notes receivable net of cash received on transfer of notes to partners of $9.8 million, equity method investments of $4.2 million, repayment on our 2021 Credit Facility of $7.3 million, repayment on our ALT Note of $0.2 million, repayment on our Term Loan of $0.1 million, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, any amounts borrowed under our 2021 Credit Facility, and the Term Loan. The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of June 30, 2023, we had an outstanding balance of $1.2 million on the ALT Note. The Term Loan requires we pay monthly installments over a 5-year term with adjustments for changes in the variable interest rate. As of June 30, 2023, we had an outstanding balance of $6.9 million on the Term Loan.

Capital Resources

As of June 30, 2023 and December 31, 2022, we had stockholders’ equity of $54.2 million and $48.3 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital, future net cash flows from operating activities, our 2021 Credit Facility and Term Loan. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our investment activity under our Specialty Lending segment. We believe that our current capital resources, including available borrowing capacity from our 2021 Credit Facility and Term Loan, are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through capital partners.

Cash Position and Cash Flows

Cash and cash equivalents as of June 30, 2023 were $15.0 million as compared to $12.7 million as of December 31, 2022, an increase of approximately $2.3 million.

Cash Provided By Operating Activities

Cash provided by operations was $6.7 million during the six months ended June 30, 2023 as compared to $1.1 million during the same period in 2022. The approximate $5.6 million change was primarily attributable to a change of $6.0 million in net income adjusted for noncash items during the six months ended June 30, 2023 as compared to the same period in 2022. The amount was offset by changes in operating assets and liabilities of $0.6 million during the six months ended June 30, 2023 as compared to the same period in 2022.

The changes in operating assets and liabilities during the six months ended June 30, 2023 as compared to the same period in 2022 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash (Used In) Provided by Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $8.0 million compared to cash provided from investing activities of $2.2 million during the same period in 2022.

Cash used in investing activities during the six months ended June 30, 2023 consisted primarily in investment in notes receivable of $18.7 million and equity method investments of $4.2 million, related entirely to specialty lending activity within our Financial Assets Division. Cash used in investing activities during the six months ended June 30, 2023 was offset by cash provided by investing activities primarily of cash received on transfer of notes receivable to partners of $8.9 million, payments received on notes receivable of $3.4 million as well as return of investment and cash distributions received from equity method investments of $2.3 million.

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

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities was approximately $3.7 million during the six months ended June 30, 2023 compared to cash used in financing activities of $0.8 million during the six months ended June 30, 2022. Financing activities during the six months ended June 30, 2023 consisted primarily of $11.4 million in proceeds from draws on our 2021 Credit Facility and our Term Loan, offset by $7.3 million in repayments to our 2021 Credit Facility, $0.1 million in repayments to our Term Loan and $0.2 million in repayments to our ALT Note. Financing activities during the six months ended June 30, 2022 consisted primarily of a $0.5 million repayment to our 2021 Credit Facility and $0.2 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Revenues:
Services revenue	$9,810	$4,595	5,215	113%	$20,055	$8,763	$11,292	129%
Asset sales	3,288	6,470	(3,182)	(49)%	9,655	11,659	(2,004)	(17)%
Total revenues	13,098	11,065	2,033	18%	29,710	20,422	9,288	45%

Operating costs and expenses:
Cost of services revenue	1,807	910	897	99%	4,147	1,664	2,483	149%
Cost of asset sales	1,935	5,631	(3,696)	(66)%	6,270	9,033	(2,763)	(31)%
Selling, general and administrative	6,440	4,939	1,501	30%	12,740	9,214	3,526	38%
Depreciation and amortization	121	133	(12)	(9)%	241	266	(25)	(9)%
Total operating costs and expenses	10,303	11,613	(1,310)	(11)%	23,398	20,177	3,221	16%
Earnings of equity method investments	306	4,172	(3,866)	(93)%	683	4,254	(3,571)	(84)%
Operating income	3,101	3,624	(523)	(14)%	6,995	4,499	2,496	55%
Interest expense, net	(101)	(37)	(64)	173%	(169)	(75)	(94)	125%
Income before income tax expense	3,000	3,587	(587)	(16)%	6,826	4,424	2,402	54%
Income tax expense	221	1,009	(788)	(78)%	1,218	1,201	17	(1)%
Net income	$2,779	$2,578	201	8%	$5,608	$3,223	2,385	74%

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

The following table sets forth certain operating income for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrial Assets Division:
Auction and Liquidation	$715	$3,199	$2,182	$3,848
Refurbishment & Resale	736	144	1,837	341
Total divisional operating income	1,451	3,343	4,019	4,189

Financial Assets Division:
Brokerage	2,117	841	4,162	1,336
Specialty Lending	746	342	1,299	578
Total divisional operating income	2,863	1,183	5,461	1,914

Corporate operating expense & other income	(1,213)	(902)	(2,485)	(1,604)

Consolidated operating income	$3,101	$3,624	$6,995	$4,499

Three-Month Period Ended June 30, 2023 Compared to Three-Month Period Ended June 30, 2022

Revenues and cost of revenues – Revenues were $13.1 million during the three months ended June 30, 2023 compared to $11.1 million during the same period in 2022. Costs of services revenue and asset sales were $3.7 million during the three months ended June 30, 2023 compared to $6.5 million during the same period in 2022. The gross profit of these items was $9.4 million during the three months ended June 30, 2023 compared to $4.5 million during the same period in 2022, an increase of approximately $4.9 million, or approximately 109%. The increased gross profit in the second quarter of 2023 reflects the substantial increase in service revenue due to strong performance in the Financial Assets Division, as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.4 million during the three months ended June 30, 2023 compared to $4.9 million during the same period in 2022.

Significant components of selling, general and administrative expense for the three months ended June 30, 2023 and June 30, 2022 are shown below (in thousands):

	Three Months Ended June 30,
	2023	2022	% change
Compensation
Auction and liquidation	$1,543	$1,605	(4)%
Refurbishment and resale	541	386	40%
Brokerage	1,762	1,006	75%
Specialty lending	281	143	97%
Corporate and other	530	480	11%
Stock-based compensation	228	108	111%
Consulting	9	25	(64)%
Board of Directors fees	82	73	12%
Accounting, tax and legal professional fees	489	290	69%
Insurance	136	105	30%
Occupancy	319	243	31%
Travel and entertainment	167	153	9%
Advertising and promotion	139	109	27%
Information technology support	110	100	10%
Other	104	113	(8)%
Total selling, general & administrative expense	$6,440	$4,939	30%

As compared to the second quarter of 2022, there was an increase in selling, general and administrative expense during the second quarter of 2023 primarily due to increased compensation expense as a result of our improved financial performance across our operating segments and increased headcount.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended June 30, 2023 and the same period in 2022, which consisted primarily of amortization expense related to intangible assets.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

Six-Month Period Ended June 30, 2023 Compared to Six-Month Period Ended June 30, 2022

Revenues and cost of revenues – Revenues were $29.7 million during the six months ended June 30, 2023 compared to $20.4 million during the same period in 2022. Costs of services revenue and asset sales were $10.4 million during the six months ended June 30, 2023 compared to $10.7 million during the same period in 2022. The gross profit of these items was $19.3 million during the six months ended June 30, 2023 compared to $9.7 million during the same period in 2022, an increase of approximately $9.6 million, or approximately 99%. The increased gross profit in the second quarter of 2023 reflects the substantial increase in service revenue due to strong performance in the Financial Assets Division, as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $12.7 million during the six months ended June 30, 2023 compared to $9.2 million during the same period in 2022.

Significant components of selling, general and administrative expense for the six months ended June 30, 2023 and June 30, 2022 are shown below (in thousands):

	Six Months Ended June 30,
	2023	2022	% change
Compensation
Auction and liquidation	$2,986	$2,853	5%
Refurbishment and resale	1,046	765	37%
Brokerage	3,533	1,873	89%
Specialty lending	491	287	71%
Corporate and other	1,153	741	56%
Stock-based compensation	407	214	90%
Consulting	28	40	(30)%
Board of Directors fees	154	146	5%
Accounting, tax and legal professional fees	855	601	42%
Insurance	267	222	20%
Occupancy	637	506	26%
Travel and entertainment	447	365	22%
Advertising and promotion	253	222	14%
Information technology support	202	187	8%
Other	281	192	46%
Total selling, general & administrative expense	$12,740	$9,214	38%

As compared to the six months ended June 30, 2022, there was an increase in selling, general and administrative expense during the first half of 2023 primarily due to increased compensation expense as a result of our improved financial performance across our operating segments and increased headcount.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million and $0.3 million during the six months ended June 30, 2023 and June 30, 2022, respectively, which consisted primarily of amortization expense related to intangible assets.

Key Performance Indicators

We monitor a number of financial and non-financial measures on a regular basis in order to track our underlying operational performance and trends. Other than operating income (a GAAP financial measure as shown in our consolidated statements of income), which we believe is the most important measure of our operational performance and trends, we believe that EBITDA and Adjusted EBITDA (non-GAAP financial measures) are key performance indicators (“KPIs”) for our business. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We define EBITDA as net income plus depreciation and amortization, interest expense, and provision for income taxes. Adjusted EBITDA reflects EBITDA adjusted further to eliminate the effects of stock-based compensation. Management uses EBITDA and Adjusted EBITDA in assessing the Company’s results, evaluating the Company’s performance and in reaching operating and strategic decisions. Management believes that the presentation of EBITDA and Adjusted EBITDA, when considered together with our GAAP financial statements and the reconciliation to the most directly comparable GAAP financial measure, is useful in providing investors a more complete understanding of the factors and trends affecting the underlying performance of the Company on a historical and ongoing basis. Our use of EBITDA and Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information below, which reconciles our GAAP reported net income to EBITDA and Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$2,779	$2,578	$5,608	$3,223
Add back:
Depreciation and amortization	121	133	241	266
Interest expense, net	101	37	169	75
Income tax expense	221	1,009	1,218	1,201
EBITDA	3,222	3,757	7,236	4,765

Management add back:
Stock based compensation	228	108	407	214
Adjusted EBITDA	$3,450	$3,865	$7,643	$4,979

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Further, there were no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Amended and Restated Promissory Note, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023.

10.2	Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023.

10.3	Promissory Note, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023.

10.4	Business Loan Agreement, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023.

10.5	Pledge and Security Agreement, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023.

10.6	Employment Agreement, by and between Heritage Global Inc. and Nick Dove, effective as of January 1, 2023.

10.7	Employment Agreement, by and between Heritage Global Inc. and David Ludwig, effective as of June 1, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: August 10, 2023	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)