Form 10-Q
period 2023-09-30
Heritage Global Inc.
filed 2023-11-09
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2023, there were 37,151,924 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,578	$12,667
Accounts receivable, net	2,889	988
Current portion of notes receivable, net	10,284	4,505
Inventory – equipment	4,446	4,619
Other current assets	681	1,113
Total current assets	33,878	23,892
Non-current portion of notes receivable, net	10,275	4,245
Equity method investments	16,131	13,973
Right-of-use assets	2,698	2,776
Property and equipment, net	1,728	1,571
Intangible assets, net	3,851	4,144
Goodwill	7,446	7,446
Deferred tax assets	8,363	9,449
Other assets	68	64
Total assets	$84,438	$67,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,808	$8,924
Payables to sellers	10,184	3,188
Current portion of third party debt	3,303	3,411
Current portion of lease liabilities	783	703
Total current liabilities	20,078	16,226
Non-current portion of third party debt	5,941	871
Non-current portion of lease liabilities	2,021	2,164
Total liabilities	28,040	19,261

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 and 565 shares of Series N as of September 30, 2023 and December 31, 2022, respectively; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,151,924 and 36,932,177 shares as of September 30, 2023 and December 31, 2022, respectively; and outstanding 36,908,456 and 36,688,709 shares as of September 30, 2023 and December 31, 2022, respectively	372	369
Additional paid-in capital	294,331	293,589
Accumulated deficit	(237,916)	(245,270)
Treasury stock at cost, 243,468 shares as of September 30, 2023 and December 31, 2022	(395)	(395)
Total stockholders’ equity	56,398	48,299
Total liabilities and stockholders’ equity	$84,438	$67,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Services revenue	$9,985	$7,349	$30,040	$16,112
Asset sales	5,566	5,312	15,221	16,971
Total revenues	15,551	12,661	45,261	33,083

Operating costs and expenses:
Cost of services revenue	2,423	2,051	6,570	3,715
Cost of asset sales	3,413	3,015	9,683	12,048
Selling, general and administrative	6,806	5,693	19,546	14,907
Depreciation and amortization	132	134	373	400
Total operating costs and expenses	12,774	10,893	36,172	31,070
Earnings of equity method investments	(8)	1,706	675	5,960
Operating income	2,769	3,474	9,764	7,973
Interest expense, net	(56)	(21)	(225)	(96)
Income before income tax expense	2,713	3,453	9,539	7,877
Income tax expense	736	1,153	1,954	2,354
Net income	$1,977	$2,300	$7,585	$5,523

Weighted average common shares outstanding – basic	36,742,018	36,084,696	36,675,838	36,014,439
Weighted average common shares outstanding – diluted	37,647,321	37,221,430	37,605,363	36,872,977
Net income per share – basic	$0.05	$0.06	$0.21	$0.15
Net income per share – diluted	$0.05	$0.06	$0.20	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	$243,468	$(395)	$48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Balance as of January 1, 2023 (as adjusted for change in accounting principle)	565	6	36,932,177	369	293,589	(245,501)	243,468	(395)	48,068
Issuance of common stock from stock option awards	—	—	31,191	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	179	—	—	—	179
Issuance of restricted common stock	—	—	134,592	2	150	—	—	—	152
Net income	—	—	—	—	—	2,829	—	—	2,829
Balance as of March 31, 2023	565	6	37,097,960	371	293,923	(242,672)	243,468	(395)	51,233
Issuance of common stock from stock option awards	—	—	32,111	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Issuance of restricted common stock	—	—	15,000	—	—	—	—	—	—
Issuance of common stock due to conversion of Series N Preferred stock	(2)	—	80	—	—	—	—	—	—
Net income	—	—	—	—	—	2,779	—	—	2,779
Balance as of June 30, 2023	563	6	37,145,151	371	294,156	(239,893)	243,468	(395)	54,245
Issuance of common stock from stock option awards	—	—	6,773	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	175	—	—	—	175
Net income	—	—	—	—	—	1,977	—	—	1,977
Balance as of September 30, 2023	563	$6	37,151,924	$372	$294,331	$(237,916)	243,468	$(395)	$56,398

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	$(260,763)	$—	$—	$32,639
Issuance of common stock from stock option awards	—	—	103,135	1	(24)	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	106	—	—	—	106
Net income	—	—	—	—	—	645	—	—	645
Balance as of March 31, 2022	565	6	36,677,837	367	293,112	(260,118)	—	—	33,367
Issuance of common stock from stock option awards	—	—	56,250	—	25	—	—	—	25
Stock-based compensation expense	—	—	—	—	108	—	—	—	108
Repurchase of common stock	—	—	—	—	—	—	71,512	(105)	(105)
Net income	—	—	—	—	—	2,578	—	—	2,578
Balance as of June 30, 2022	565	6	36,734,087	367	293,245	(257,540)	71,512	(105)	35,973
Issuance of common stock from stock option awards	—	-	83,090	1	19	-	—	—	20
Issuance of restricted common stock	—	-	115,000	1	(1)	-	—	—	-
Stock-based compensation expense	—	—	—	—	170	—	—	—	170
Repurchase of common stock	—	—	—	—	-	—	112,187	(191)	(191)
Net income	—	—	—	—	—	2,300	—	—	2,300
Balance as of September 30, 2022	565	$6	36,932,177	$369	$293,433	$(255,240)	183,699	$(296)	$38,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities:
Net income	$7,585	$5,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	76	125
Earnings of equity method investments	(675)	(5,960)
Noncash credit loss expense	632	—
Noncash lease expense	483	391
Depreciation and amortization	373	400
Deferred taxes	1,170	1,371
Stock-based compensation expense	582	384
Changes in operating assets and liabilities:
Accounts receivable	(1,910)	1,062
Inventory – equipment	173	(1,602)
Other current assets	428	281
Accounts payable and accrued liabilities	(2,869)	1,530
Payables to sellers	6,996	(561)
Lease liabilities	(469)	(373)
Net cash provided by operating activities	12,575	2,571

Cash flows (used in) provided by investing activities:
Investment in notes receivable	(27,636)	(625)
Payments received on notes receivable	6,147	2,446
Cash received on transfer of notes receivable to partners	8,851	—
Investment in equity method investments	(6,465)	(8,068)
Return of investment in equity method investments	4,124	2,945
Cash distributions from equity method investments	675	7,266
Purchase of property and equipment	(237)	(94)
Net cash (used in) provided by investing activities	(14,541)	3,870

Cash flows provided by (used in) financing activities:
Proceeds from debt payable to third parties	13,000	—
Repayment of debt payable to third parties	(8,039)	(2,307)
Proceeds from issuance of common stock from stock option awards	36	66
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(120)	(44)
Repurchase of common stock	—	(296)
Net cash provided by (used in) financing activities	4,877	(2,581)
Net increase in cash and cash equivalents	2,911	3,860
Cash and cash equivalents as of beginning of period	12,667	13,622
Cash and cash equivalents as of end of period	$15,578	$17,482

Supplemental cash flow information:
Cash paid for taxes	$547	$276
Cash paid for interest	$323	$106
Noncash change in Right-of-use assets	$405	$630
Noncash change in Lease liabilities	$405	$630

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

The results of operations for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of December 31, 2022, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of September 30, 2023, the Company had approximately $3.6 million in remaining aggregate dollar value of shares that may be purchased under the program. There were no shares repurchased in the open market for the nine months ended September 30, 2023.

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

Significant estimates include the assessment of collectability of revenue recognized and the valuation of accounts receivable and notes receivable, inventory, investments, goodwill and intangible assets, liabilities, deferred income tax assets and liabilities, including projecting future years’ taxable income, and stock-based compensation. These estimates have the potential to significantly impact our condensed consolidated interim financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the nine months ended September 30, 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.6 million as of September 30, 2023 and $0.4 million as of December 31, 2022 and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The Company also earns income through transactions that involve the Company acting jointly with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement (collectively, “Joint Ventures”). For these transactions, in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323, Equity Method and Joint Ventures, the Company does not record revenue or expense. Instead, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

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

Specialty Lending - Concentration and credit risk

As of September 30, 2023, the Company held a gross balance of investments in notes receivable of $37.6 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $21.8 million, or 58% as of September 30, 2023, down from 73% as of June 30, 2023. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.8 million, there are 31 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

Currently, declining collections are being experienced industry-wide and are expected to continue in the short-term. While most of the Company's borrowers are still tracking to their collection forecasts, the Company's largest borrower has requested extended repayment terms due to declining collections. The Company is working with the borrower and its partners to finalize amended loan agreements. An amended loan agreement would allow the borrower to meet their minimum required payments over a longer repayment period with a higher interest rate. In the event that the borrower defaults on a loan, the Company expects to recoup the majority of principal and interest owed, albeit over a longer period and with more uncertainty than an amended loan agreement. Due to the inherent risks and uncertainty of this situation, the Company has increased its reserve for credit losses by $0.9 million to $1.4 million, or 3.8%.

From inception of the specialty lending program through September 30, 2023, the Company has incurred no actual credit losses.

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

The reserve for credit losses required by the adoption of ASC 326 is a valuation account that is deducted from (or added to) the accounts receivables and to the notes receivable’s amortized cost basis in order to present on the condensed consolidated balance sheets the net amount expected to be collected. The credit loss expense, and subsequent adjustments to such losses, are recorded as a provision for (or reversal of) credit loss expense in the condensed consolidated statements of income.

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

The Company previously estimated that the adoption of ASC 326 would result in an adjustment to accumulated deficit on January 1, 2023 of between $0.3 million and $0.4 million. Upon finalizing the execution of the implementation controls and processes, management arrived at a combined reserve for credit losses of $0.3 million for accounts receivable and notes receivable, offset by the cumulative income tax effect of $0.1 million. Consequently, the cumulative effect of the implementation of ASC 326 resulted in an adjustment to retained earnings of $0.2 million as of January 1, 2023. For additional information, see Note 3 – Accounts Receivable, net and Note 4 – Notes Receivable, net.

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

Under ASC 326, the Company elected to evaluate notes receivable as a single pool, for individual notes receivable and borrowers with similar risk characteristics. Notes receivable and borrowers that do not share risk characteristics are evaluated on an individual basis. Management estimates the reserve balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience typically provides the basis for an estimation of expected credit losses; however, the Company lacks sufficient data upon which to base a historical estimation. Additionally, since the Company began recording notes receivable on the condensed consolidated balance sheets, the Company has recorded no actual credit losses to notes receivable.

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

As of December 31, 2022 and under previously acceptable GAAP, the Company recorded no reserve for credit losses to notes receivable. Using a revised basis for estimation under ASC 326, management determined the cumulative reserve for credit losses of $0.2 million was appropriate for notes receivable recorded on the condensed consolidated balance sheet as of December 31, 2022. Consequently, to reflect the cumulative effects of the adoption of ASC 326, the Company recorded the reserve for credit losses and an increase to accumulated deficit of $0.2 million on the January 1, 2023 condensed consolidated balance sheet, and balance of the reserve for credit losses was therefore $0.2 million as of January 1, 2023.

Note 3 – Accounts Receivable, net

The Company’s accounts receivable, net consists of accounts receivables recorded in the ordinary course of business associated with the recognition of revenue from contracts with customers. As of December 31, 2022, accounts receivable, net recorded on the consolidated balance sheet was $1.0 million, consisting of accounts receivable of $1.1 million offset by an allowance for doubtful accounts of $0.1 million. On January 1 2023, the Company recorded an additional reserve for credit losses for accounts receivable in accordance with ASC 326, as described in Note 2 – Summary of Significant Accounting Policies, Recently Adopted Accounting Pronouncement. The cumulative effect as of December 31, 2022 of the modified retrospective method of adoption of ASC 326 required the Company to record on the consolidated balance sheets as of January 1, 2023 an additional reserve to accounts receivable for credit losses of approximately $10,000 for the estimated credit losses attributable to accounts receivable as of December 31, 2022.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the nine months ended September 30, 2023, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statement of income related to accounts receivable. As of September 30, 2023, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios. As of September 30, 2023 and December 31, 2022, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, and adjusted for the reserve for credit losses was $20.6 million and $8.6 million, respectively. The activity during the nine months ended September 30, 2023 includes the additional investment in notes receivable of approximately $27.6 million, which was offset by principal payments made by borrowers of approximately $6.1 million, the transfer of notes to partners of approximately $8.9 million, adjustments to the deferred fees and costs balance and the reserve for credit losses totaling approximately $0.6 million.

On January 1, 2023, the Company recorded an allowance for credit losses for notes receivable in accordance with ASC 326, as described in Note 2 – Summary of Significant Accounting Policies, Recently Adopted Accounting Pronouncement. The cumulative effects as of December 31, 2022 of the modified retrospective method of adoption of ASC 326 required the Company to record on the condensed consolidated balance sheets as of January 1, 2023 a reserve for credit losses to notes receivable of $0.1 million for the estimated credit losses to notes receivable as of December 31, 2022.

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the nine months ended September 30, 2023, the Company recorded a provision for credit losses in selling, general and administrative expense on the condensed consolidated statement of income of approximately $0.6 million. As of September 30, 2023, the reserve for credit losses was approximately $0.7 million. The provision for credit losses was primarily driven by weakening economic conditions for the underlying charged-off and nonperforming portfolio collections and increases in loan balances. As of September 30, 2023, the Company has recorded no actual credit losses on notes receivable.

Note 5 – Stock-based Compensation

As of September 30, 2023, the Company had four stock-based compensation plans, which are described more fully in Note 17 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2022 contained in the Company’s Form 10-K.

At the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan, and authorized the issuance of an aggregate of 3.5 million shares of common stock for awards made after June 8, 2022.

Stock Options

During the nine months ended September 30, 2023, the Company issued options to purchase 430,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 71,750 options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	2,027,350	$1.38	7.3	$2,112
Granted	430,000	$2.87
Exercised	(88,375)	$0.76
Forfeited	(71,750)	$2.05
Outstanding as of September 30, 2023	2,297,225	$1.66	6.9	$3,410

Options exercisable as of September 30, 2023	1,286,600	$1.02	5.7	$3,246

The Company recognized stock-based compensation expense related to common stock options of $0.6 million and $0.3 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was approximately $1.4 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 2.5 years.

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

On March 31, 2023, the Company granted 75,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on March 31, 2024. During the quarter ended September 30, 2023, the Company canceled 15,000 restricted stock awards in connection with the resignation of a member of the Company's Board of Directors.

On April 1, 2023, the Company granted 15,000 shares of Company restricted common stock to one non-executive director under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on April 1, 2024.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.1 million for both the nine months ended September 30, 2023 and 2022. The unrecognized stock-based compensation expense as of September 30, 2023, was approximately $0.2 million.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In December 2022, DHC8 LLC, of which the Company holds a 13.33% share, was formed to provide funding and receive principal and interest payments as a result of the initial investment. In May 2023, HGC MPG Funding LLC, of which the Company holds a 25% share, was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. CPFH LLC, KNFH LLC and DHC8 LLC are joint ventures formed in connection with the Company’s Industrial Assets Division, whereas HGC Origination I LLC, HGC Funding I LLC, and HGC MPG Funding LLC were formed in connection with the Financial Assets Division. The Company has significant influence over the operations and financial policies of each of its equity method investments.

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the nine months ended September 30, 2023, the Company’s share of the joint venture’s provision for credit losses was approximately $0.5 million. As of September 30, 2023, the Company's share of the reserve for credit losses was approximately $0.7 million, which was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. The provision for credit losses was primarily driven by weakening economic conditions for the underlying charged-off and nonperforming portfolio collections and increases in loan balances. As of September 30, 2023, the Company has recorded no actual credit losses through its equity method investments.

The table below details the Company’s joint venture revenues and earnings during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Revenues:
CPFH LLC	$—	$31,072
KNFH LLC	303	16,882
DHC8 LLC	1,183	—
HGC Origination I LLC and HGC Funding I LLC	3,769	1,611
HGC MPG Funding LLC	552	—
Total revenues	$5,807	$49,565

Operating income (loss):
CPFH LLC	$—	$15,357
KNFH LLC	(144)	6,915
DHC8 LLC	1,009	—
HGC Origination I LLC and HGC Funding I LLC	2,374	1,589
HGC MPG Funding LLC	548	—
Total operating income	$3,787	$23,861

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
KNFH LLC	$294	$—
DHC8 LLC	7,497	8,561
HGC Origination I LLC and HGC Funding I LLC	43,412	53,385
HGC MPG Funding LLC	18,402	—
Total assets	$69,605	$61,946

Liabilities:
KNFH LLC	$285	$47
DHC8 LLC	1,144	1,028
HGC Origination I LLC and HGC Funding I LLC	—	1,504
HGC MPG Funding LLC	—	—
Total liabilities	$1,429	$2,579

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For the three months ended September 30, 2023 and 2022, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	36,742,018	36,084,696	36,675,838	36,014,439
Treasury stock effect of common stock options and restricted stock awards	905,303	1,136,734	929,525	858,538
Diluted weighted average common shares outstanding	37,647,321	37,221,430	37,605,363	36,872,977

For the nine months ended September 30, 2023 and 2022, there were potential common shares of 0.2 million and 0.9 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the three months ended September 30, 2023 and 2022 there were potential common shares of 0.2 million and 0.8 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Right-of-use assets:
Del Mar, CA	$224	$336
Hayward, CA	1,595	1,800
San Diego, CA	506	590
Edwardsville, IL	373	50
Total right-of-use assets	$2,698	$2,776

Lease liabilities
Del Mar, CA	$243	$360
Hayward, CA	1,661	1,852
San Diego, CA	526	605
Edwardsville, IL	374	50
Total lease liabilities	$2,804	$2,867

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022 and June 1, 2023, the Company’s incremental borrowing rate was 5.50%. and 7.25%, respectively. The weighted average remaining lease term for operating leases is 4.4 years and the weighted average discount rate is 5.35% as of September 30, 2023.

Lease expense is recognized on a straight-line basis over the lease term. For the nine months ended September 30, 2023 and 2022, lease expense was approximately $0.6 million and $0.5 million, respectively. As of September 30, 2023, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2023 (remainder of year from October 1, 2023 to December 31, 2023)	$193
2024	789
2025	662
2026	649
2027	546
Thereafter	312
Total undiscounted future minimum lease payments	3,151
Less: imputed interest	(347)
Present value of lease liabilities	$2,804

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

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		September 30,
	(years)	2022	Amortization	2023
Amortizable intangible assets:
Trade Name (HGP)	1.3	$257	$(96)	$161
Trade Name (ALT)	17.9	607	(24)	583
Vendor Relationship (ALT)	2.9	843	(173)	670
Total amortizable intangible assets		1,707	(293)	1,414

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$4,144	$(293)	$3,851

Amortization expense during the nine months ended September 30, 2023 and 2022 was $0.3 million. The Company estimates that the residual value for intangible assets is not significant.

As of September 30, 2023, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2023 (remainder of year from October 1, 2023 to December 31, 2023)	$98
2024	391
2025	263
2026	186
2027	33
Thereafter	443
Total estimated amortization expense	$1,414

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the nine months ended September 30, 2023.

Note 10 – Debt

Outstanding debt as of September 30, 2023 and December 31, 2022 is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Third party debt, current	$3,303	$3,411
Third party debt, non-current	5,941	871
Total third party debt	$9,244	$4,282

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

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Modification Agreement modifies the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective nine months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of September 30, 2023, the Company was in compliance with all financial and negative covenants. As of September 30, 2023, the outstanding balance on the 2021 Credit Facility was $1.6 million.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of September 30, 2023 was $1.0 million.

2023 Credit Facility

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provides for a new $7.0 million term loan (the "Term Loan"). The Company is permitted to use the proceeds of the Term Loan solely for its business operations. The maturity date of the Term Loan is April 27, 2028. The Term Loan sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 0.250%. Additionally, the Term Loan provides that in the event of prepayment the Company shall pay the Lender a prepayment fee during the first year equal to twelve months of interest (less interest actually paid). The Company is the borrower under the Term Loan. The Term Loan is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. Specifically, the Term Loan is secured by the building currently used by ALT in East Lyme, CT. As of September 30, 2023, the Company was in compliance with all financial and negative covenants. As of September 30, 2023, the outstanding balance on the Term Loan was $6.6 million, of which $1.2 million was classified as "current" and $5.4 million was classified as "non-current."

Note 11 – Income Taxes

As of September 30, 2023, the Company had aggregate tax net operating loss carry forwards of approximately $64.8 million ($61.5 million of unrestricted net operating tax losses and $3.3 million of restricted net operating tax losses). Substantially all of the net operating loss carry forwards expire between 2024 and 2037. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets as of September 30, 2023 and December 31, 2022.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for both nine month periods ended September 30, 2023 and 2022 was approximately $84,000 and $83,000, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 13 – Segment Information

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrial Assets Division:
Auction and Liquidation	$1,099	$2,393	$3,282	$6,241
Refurbishment & Resale	1,001	665	2,838	1,006
Total divisional operating income	2,100	3,058	6,120	7,247

Financial Assets Division:
Brokerage	2,055	1,246	6,217	2,582
Specialty Lending	(206)	320	1,093	898
Total divisional operating income	1,849	1,566	7,310	3,480

Corporate operating expense & other income	(1,180)	(1,150)	(3,666)	(2,754)

Consolidated operating income	$2,769	$3,474	$9,764	$7,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2023 and 2022, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of September 30, 2023.

	Heritage Global Inc. (1)

100%	100%	100%	100%

Heritage Global Partners, Inc. (2) (California)	Heritage Global LLC (3) (Delaware)	National Loan Exchange, Inc. (5) (Illinois)	Heritage Global Capital LLC (6) (Delaware)

	100%

	Heritage ALT LLC (4) (Delaware)

____________________

(1) Registrant.

(2) Auction and Liquidation.

(3) Holding Company.

(4) Refurbishment and Resale.

(5) Brokerage.

(6) Specialty Lending.

Specialty Lending - Concentration and credit risk

As of September 30, 2023, we held a gross balance of investments in notes receivable of $37.6 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $21.8 million, or 58% as of September 30, 2023, down from 73% as of June 30, 2023. We do not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.8 million, there are 31 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

We mitigate this concentration risk as follows. We require, and monitor, security from each borrower consisting of their charged off and nonperforming receivable portfolios. We engage in a due diligence process that leverages our valuation expertise. In the event of default, we are entitled to call the unpaid interest and principal balances and receive all collections directly. We may also recover our investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through our Brokerage segment. In certain cases, our recovery options may be subject to concurrence of the originator or other prior holder of the assets.

Currently, declining collections are being experienced industry-wide and are expected to continue in the short-term. While most of our borrowers are still tracking to their collection forecasts, our largest borrower has requested extended repayment terms due to declining collections. We are working with the borrower and our partners to finalize amended loan agreements. An amended loan agreement would allow the borrower to meet their minimum required payments over a longer repayment period with a higher interest rate. In the event that the borrower defaults on a loan, we expect to recoup the majority of principal and interest owed, albeit over a longer period and with more uncertainty than an amended loan agreement. Due to the inherent risks and uncertainty of this situation, we have increased our reserve for credit losses by $0.9 million to $1.4 million, or 3.8%. From inception of the specialty lending program through September 30, 2023, the Company has incurred no actual credit losses.

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $142 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $59.5 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections. As of September 30, 2023, our total balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $35.9 million, of which $20.6 million is classified as Notes Receivable and $15.3 million is classified as Equity Method Investments.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. We adopted a change in accounting policy effective January 1, 2023, as fully described in Note 2 – Summary of Significant Accounting Policies, Recently Adopted Accounting Pronouncement, of the financial statements attached to this Form 10-Q. This change, referred to as “ASC 326,” was required by the Financial Accounting Standards Board. Prior periods were not restated, and the cumulative effect to periods prior to January 1, 2023 were recorded to our condensed consolidated balance sheets as of that date. Prospectively, the change will not have a material effect on our results of operations. Other than this required change, there were no changes to our accounting policies during the nine months ended September 30, 2023.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $13.8 million and $7.7 million as of September 30, 2023 and December 31, 2022, respectively.

Our current assets as of September 30, 2023 increased to $33.9 million compared to $23.9 million as of December 31, 2022. This change was primarily due to an increase in the current portion of notes receivable of $5.8 million, an increase in cash of $2.9 million, and an increase in accounts receivable of $1.9 million. Our current liabilities as of September 30, 2023 increased to $20.1 million compared to $16.2 million as of December 31, 2022. The most significant change was an increase of $7.0 million in our payables to sellers due to the timing of certain asset liquidation settlements, offset by a decrease in accounts payable and accrued liabilities of $3.1 million.

During the nine months ended September 30, 2023, our primary source of cash was cash on hand, proceeds from the Term Loan and cash provided by operating activities. Cash disbursements during the nine months ended September 30, 2023 consisted primarily of investments in notes receivable net of cash received on transfer of notes to partners of $18.8 million, equity method investments of $6.5 million, repayment on our 2021 Credit Facility of $7.3 million, repayment on our ALT Note of $0.4 million, repayment on our Term Loan of $0.4 million, payment of operating expenses, and settlement of auction liabilities.

We believe we can fund our operations and our debt service obligations for at least 12 months from the date of filing this quarterly report through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, any amounts borrowed under our 2021 Credit Facility, and the Term Loan. The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of September 30, 2023, we had an outstanding balance of $1.0 million on the ALT Note. On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), by and between the Company and C3 Bank. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. We are permitted to use the proceeds of the loan solely for our business operations. As of September 30, 2023, we had an outstanding balance of $1.6 million on the 2021 Credit Facility. The Term Loan requires we pay monthly installments over a 5-year term with adjustments for changes in the variable interest rate. As of September 30, 2023, we had an outstanding balance of $6.6 million on the Term Loan.

Capital Resources

As of September 30, 2023 and December 31, 2022, we had stockholders’ equity of $56.4 million and $48.3 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents as of September 30, 2023 were $15.6 million as compared to $12.7 million as of December 31, 2022, an increase of approximately $2.9 million.

Cash Provided By Operating Activities

Cash provided by operations was $12.6 million during the nine months ended September 30, 2023 as compared to $2.6 million during the same period in 2022. The approximate $10.0 million change was primarily attributable to a change of $8.0 million in net income adjusted for noncash items during the nine months ended September 30, 2023 as compared to the same period in 2022. The amount was offset by changes in operating assets and liabilities of $2.0 million during the nine months ended September 30, 2023 as compared to the same period in 2022.

The changes in operating assets and liabilities during the nine months ended September 30, 2023 as compared to the same period in 2022 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash (Used In) Provided by Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 was $14.5 million compared to cash provided by investing activities of $3.9 million during the same period in 2022.

Cash used in investing activities during the nine months ended September 30, 2023 consisted primarily in investment in notes receivable of $27.6 million and equity method investments of $6.5 million, related entirely to specialty lending activity within our Financial Assets Division. Cash used in investing activities during the nine months ended September 30, 2023 was offset by cash provided by investing activities primarily of cash received on transfer of notes receivable to partners of $8.9 million, payments received on notes receivable of $6.1 million as well as return of investment and cash distributions received from equity method investments of $4.8 million.

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

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities was approximately $4.9 million during the nine months ended September 30, 2023 compared to cash used in financing activities of $2.6 million during the nine months ended September 30, 2022. Financing activities during the nine months ended September 30, 2023 consisted primarily of $13.0 million in proceeds from draws on our 2021 Credit Facility and our Term Loan, offset by $7.3 million in repayments to our 2021 Credit Facility, $0.4 million in repayments to our Term Loan and $0.4 million in repayments to our ALT Note. Financing activities during the nine months ended September 30, 2022 consisted primarily of a $1.9 million repayment to our 2021 Credit Facility and $0.4 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Revenues:
Services revenue	$9,985	$7,349	2,636	36%	$30,040	$16,112	$13,928	86%
Asset sales	5,566	5,312	254	5%	15,221	16,971	(1,750)	(10)%
Total revenues	15,551	12,661	2,890	23%	45,261	33,083	12,178	37%

Operating costs and expenses:
Cost of services revenue	2,423	2,051	372	18%	6,570	3,715	2,855	77%
Cost of asset sales	3,413	3,015	398	13%	9,683	12,048	(2,365)	(20)%
Selling, general and administrative	6,806	5,693	1,113	20%	19,546	14,907	4,639	31%
Depreciation and amortization	132	134	(2)	(1)%	373	400	(27)	(7)%
Total operating costs and expenses	12,774	10,893	1,881	17%	36,172	31,070	5,102	16%
Earnings of equity method investments	(8)	1,706	(1,714)	(100)%	675	5,960	(5,285)	(89)%
Operating income	2,769	3,474	(705)	(20)%	9,764	7,973	1,791	22%
Interest expense, net	(56)	(21)	(35)	167%	(225)	(96)	(129)	134%
Income before income tax expense	2,713	3,453	(740)	(21)%	9,539	7,877	1,662	21%
Income tax expense	736	1,153	(417)	(36)%	1,954	2,354	(400)	17%
Net income	$1,977	$2,300	$(323)	(14)%	$7,585	$5,523	$2,062	37%

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

The following table sets forth operating income for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrial Assets Division:
Auction and Liquidation	$1,099	$2,393	$3,282	$6,241
Refurbishment & Resale	1,001	665	2,838	1,006
Total divisional operating income	2,100	3,058	6,120	7,247

Financial Assets Division:
Brokerage	2,055	1,246	6,217	2,582
Specialty Lending	(206)	320	1,093	898
Total divisional operating income	1,849	1,566	7,310	3,480

Corporate operating expense & other income	(1,180)	(1,150)	(3,666)	(2,754)

Consolidated operating income	$2,769	$3,474	$9,764	$7,973

Three-Month Period Ended September 30, 2023 Compared to Three-Month Period Ended September 30, 2022

Revenues and cost of revenues – Revenues were $15.6 million during the three months ended September 30, 2023 compared to $12.7 million during the same period in 2022. Costs of services revenue and asset sales were $5.8 million during the three months ended September 30, 2023 compared to $5.1 million during the same period in 2022. The gross profit of these items was $9.7 million during the three months ended September 30, 2023 compared to $7.6 million during the same period in 2022, an increase of approximately $2.1 million, or approximately 28%. The increased gross profit in the third quarter of 2023 reflects the substantial increase in service revenue due to strong performance in the Financial Assets Division, as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.8 million during the three months ended September 30, 2023 compared to $5.7 million during the same period in 2022.

Significant components of selling, general and administrative expense for the three months ended September 30, 2023 and September 30, 2022 are shown below (in thousands):

	Three Months Ended September 30,
	2023	2022	% change
Compensation
Auction and liquidation	$1,754	$1,765	(1)%
Refurbishment and resale	592	389	52%
Brokerage	1,193	1,255	(5)%
Specialty lending	282	138	104%
Corporate and other	627	664	(6)%
Stock-based compensation	175	170	3%
Consulting	64	32	100%
Board of Directors fees	90	89	1%
Accounting, tax and legal professional fees	442	296	49%
Insurance	133	119	12%
Occupancy	313	291	8%
Travel and entertainment	182	156	17%
Advertising and promotion	150	89	69%
Information technology support	96	103	(7)%
Provision for credit losses	545	—	100%
Other	168	137	23%
Total selling, general & administrative expense	$6,806	$5,693	20%

As compared to the third quarter of 2022, there was an increase in selling, general and administrative expense during the third quarter of 2023 primarily due to increased compensation expense as a result increased headcount and our provision for credit losses.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended September 30, 2023 and the same period in 2022, which consisted primarily of amortization expense related to intangible assets.

Nine-Month Period Ended September 30, 2023 Compared to Nine-Month Period Ended September 30, 2022

Revenues and cost of revenues – Revenues were $45.3 million during the nine months ended September 30, 2023 compared to $33.1 million during the same period in 2022. Costs of services revenue and asset sales were $16.3 million during the nine months ended September 30, 2023 compared to $15.8 million during the same period in 2022. The gross profit of these items was $29.0 million during the nine months ended September 30, 2023 compared to $17.3 million during the same period in 2022, an increase of approximately $11.7 million, or approximately 68%. The increased gross profit in 2023 reflects the substantial increase in service revenue due to strong performance in the Financial Assets Division, as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $19.5 million during the nine months ended September 30, 2023 compared to $14.9 million during the same period in 2022.

Significant components of selling, general and administrative expense for the nine months ended September 30, 2023 and September 30, 2022 are shown below (in thousands):

	Nine Months Ended September 30,
	2023	2022	% change
Compensation
Auction and liquidation	$4,740	$4,618	3%
Refurbishment and resale	1,638	1,154	42%
Brokerage	4,725	3,129	51%
Specialty lending	773	425	82%
Corporate and other	1,780	1,405	27%
Stock-based compensation	582	384	52%
Consulting	92	72	28%
Board of Directors fees	244	235	4%
Accounting, tax and legal professional fees	1,296	895	45%
Insurance	400	342	17%
Occupancy	950	797	19%
Travel and entertainment	627	521	20%
Advertising and promotion	404	310	30%
Information technology support	299	290	3%
Provision for credit losses	632	—	100%
Other	364	330	10%
Total selling, general & administrative expense	$19,546	$14,907	31%

As compared to the nine months ended September 30, 2022, there was an increase in selling, general and administrative expense during the nine months ended September 30, 2023 primarily due to increased compensation expense as a result of our improved financial performance across our operating segments and increased headcount, as well as our provision for credit losses.

Depreciation and amortization expense – Depreciation and amortization expense was $0.4 million and $0.4 million during the nine months ended September 30, 2023 and September 30, 2022, respectively, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,977	$2,300	$7,585	$5,523
Add back:
Depreciation and amortization	132	134	373	400
Interest expense, net	56	21	225	96
Income tax expense	736	1,153	1,954	2,354
EBITDA	2,901	3,608	10,137	8,373

Management add back:
Stock based compensation	175	170	582	384
Adjusted EBITDA	$3,076	$3,778	$10,719	$8,757

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Heritage Global Inc.

Date: November 9, 2023	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)