Form 10-K/A
period 2022-12-31
Heritage Global Inc.
filed 2024-02-07
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Heritage Global Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission on March 24, 2023 (the “Original Filing”), for the sole purpose of correcting the date of the Report of Independent Registered Public Accounting Firm of Baker Tilly US, LLP and the date of the Report of Independent Registered Public Accounting Firm within the Consent of Baker Tilly US, LLP, filed as an exhibit to the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

This Amendment No. 1 includes: Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the signing date of the Report of Independent Registered Public Accounting Firm of Baker Tilly US, LLP; and Item 15 of Part IV, including Exhibit 23.2, which includes the correct date of the Report of Independent Registered Public Accounting Firm within the Consent of Baker Tilly US, LLP.

Except as otherwise expressly noted above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

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

10.36

Side Letter, dated May 5, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

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

10.40

2022 Heritage Global Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022)

10.41

Form of Option Grant for Options to Employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 24, 2023, and incorporated by reference).

10.42

Form of Option Grant for Options to Non-employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on March 24, 2023, and incorporated by reference).

10.43

Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on March 24, 2023, and incorporated by reference).

16.1

Letter from Baker Tilly US, LLP, dated August 9, 2022, regarding change in certifying accountant (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 15, 2022 (File No. 001-39471), and incorporated herein by reference).

21	List of subsidiaries (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 24, 2023 and incorporated herein by reference).

23.1	Consent of UHY LLP

23.2	Consent of Baker Tilly US, LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HERITAGE GLOBAL INC.
(Registrant)

Dated: February 7, 2024	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2024
Ross Dove

/s/ David Ludwig	Director	February 7, 2024
David Ludwig

/s/ Michael Hexner	Director	February 7, 2024
Michael Hexner

/s/ William Burnham	Director	February 7, 2024
William Burnham

/s/ Barbara Sinsley	Director	February 7, 2024
Barbara Sinsley

/s/ Kelly Sharpe	Director	February 7, 2024
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	February 7, 2024
Samuel L. Shimer

7

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