Form 10-K
period 2023-12-31
Heritage Global Inc.
filed 2024-03-14
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No 

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2023, was approximately $105.8 million. As of March 1, 2024, there were 37,157,616 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2023 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

Throughout this Report, we refer to Heritage Global Inc., a Florida corporation (“HG”), together with its subsidiaries, as “we,” “us,” “our,” or the “Company.” For each year discussed, our fiscal year ends on December 31. All of the discussion and analysis in this report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

Item 1. Business.

Overview and History

We are an asset services company specializing in financial and industrial asset transactions. We provide a full suite of services including market making, acquisitions, refurbishment, dispositions, valuations and secured lending. We focus on identifying, valuing, acquiring and monetizing underlying tangible assets across more than twenty-five global sectors. We act as an advisor, as well as a principal, acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, and charged-off receivable portfolios.

Our operations are organized into two divisions, Industrial Assets and Financial Assets. Within these two divisions, we group our business activities into the following four operating segments to manage performance:

Industrial Assets Division

•
Auction and Liquidation – Through our subsidiary Heritage Global Partners, Inc. (“HGP”), we operate a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment.
•
Refurbishment & Resale – Through our subsidiary Heritage ALT LLC (“ALT”), we acquire, refurbish and supply specialized laboratory equipment.

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

Corporate Information

HG was incorporated in Florida in 1983 under the name “MedCross, Inc.” Our name was changed to “I-Link Incorporated” in 1997, to “Acceris Communications Inc.” in 2003, to “C2 Global Technologies Inc.” in 2005, to “Counsel RB Capital Inc.” in 2011, and to Heritage Global Inc. in 2013. The most recent name change more closely identifies HG with its auction and liquidation and specialty lending segments.

Our corporate headquarters are located at 12625 High Bluff Drive, Suite 305, San Diego, CA 92130. Our telephone number is (858) 847-0659 and our corporate website is www.hginc.com.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2023.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware) (6)

	100%
	Heritage ALT LLC (Delaware) (4)

(1)
Registrant.
(2)
Auction and Liquidation.
(3)
Holding Company.
(4)
Refurbishment & Resale.
(5)
Brokerage.
(6)
Specialty Lending.

Employees

As of December 31, 2023, we had 82 total and full-time employees, broken down by segment as follows: 33 are employed by HGP, 16 by NLEX, 22 by ALT, 5 by HGC and 6 by HG.

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

Differentiated Business Model. We believe we have diversified business lines serving the financial and industrial asset liquidation market. We have multiple revenue streams including our brokerage, principal based auction services, refurbishment and resale, advisory services and secured lending services. Further, our business is event-driven and we have repeat, forward-flow contracts in place with industry leading customers. We expect to drive growth in our revenue streams by taking different roles, and using partners as needed.

Compelling Macro Growth Drivers. Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer lending and charge-off rates are expected to continue their upward trend (currently the highest in over a decade), which we believe will drive an increased supply of non-performing consumer loans. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High Return on Invested Capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal rather than the lower margin role of broker. Further, we believe we have a strong growth opportunity in providing secured loans to our financial asset debt buyers, a service we are providing through HGC.

Strong Management Team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over forty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity, and is expected to do so until December 31, 2024. Also, during 2020, Nick Dove was appointed as President, Industrial Assets division, and David Ludwig was appointed as President, Financial Assets division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets division provides services to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off due to failure to pay. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Brokerage Segment

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $200 billion face value of performing, nonperforming and charged-off assets. NLEX sales are concentrated in online, automotive, credit card, secured and unsecured consumer and business loan and real estate charge-offs. The typical credit we broker sells at a deep discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. In addition to its banking relationships, NLEX has continued to be opportunistic as new lending facilities, such as FinTech, peer-to-peer and more recently Buy Now Pay Later lenders have expanded the availability of consumer credit. Together with growing volume in this industry, due to large increases in delinquency and charge-off rates, we anticipate significant growth opportunities in our brokerage segment as these sectors evolve. Given many of our clients' limited resources in this space, we have also implemented post-sale support, further entrenching NLEX with our dedicated clients as well as differentiating us from competitors.

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $148.9 million in total loans to investors through both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $62.9 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections.

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

Specialty Lending - Concentration and credit risk

As of December 31, 2023, we held a gross balance of investments in notes receivable of $38.4 million, recorded in both notes receivable and equity method investments. Our portfolio includes one borrower’s notes receivable balance of approximately $23.8 million, representing 62% of our total notes receivable as of December 31, 2023, down from 70% as of December 31, 2022. We do not intend to hold highly concentrated balances due from one borrower as part of our long-term strategy but will in the short term have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $23.8 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

We mitigate this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. We engage in a due diligence process that leverages our valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, we are entitled to call the unpaid interest and principal balances and receive all net collections directly. We may also recover our investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through our Brokerage segment. In certain cases, our recovery options may be subject to concurrence of the originator or other prior holder of the assets.

From inception of the specialty lending segment through December 31, 2023, we have not incurred actual credit losses.

Loan Restructuring

In November 2023, our subsidiary, HGC and its affiliated joint ventures restructured loans with our largest borrower, which was experiencing financial difficulty, by restructuring certain outstanding loans (the "Restructured Loans") with an amortized cost basis of $51.6 million or 59% of the amortized cost basis of the total charged-off asset portfolio loans of HGC and its affiliated joint ventures. Our share of the Restructured Loans at amortized cost basis is $22.2 million, or 57% of HGC’s share of the loan book. On our financial statements, $8.4 million is classified as notes receivable and $13.8 million is classified as equity method investments.

All Restructured Loans were modified by term extension, adding a weighted average of 1.5 years to the life of the Restructured Loans, which reduced the monthly payments for the borrower. HGC closely monitors the loans and the borrower’s financial condition and evaluates the borrower and loans for credit risk on a quarterly basis.

As of September 30, 2023, we increased our allowance for credit losses related to our largest borrower experiencing financial difficulty. This resulted in an allowance for credit losses on the loans later restructured of $1.0 million as of September 30, 2023. We reevaluated the potential credit loss related to the Restructured Loans again at year-end and as of December 31, 2023, our allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.4 million was classified as notes receivable and $0.7 million was recorded within equity method investments.

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

Our Specialty Lending segment may be concentrated.

A significant portion of our Specialty Lending loan portfolio may at any time be concentrated with a small number of borrowers. Our Specialty Lending loan portfolio includes a notes receivable balance of approximately $23.8 million from one borrower, representing 62% of our total notes receivable as of December 31, 2023. Concentration with a small number of borrowers exposes us to the risk that financial difficulty with a single borrower or a small number of borrowers can materially affect our business, financial conditions or operating results.

Our Specialty Lending segment depends on the expertise, efforts and financial health of our borrowers.

The ability of our borrowers to repay the loans we make to them depends on the ability of our borrowers to collect the charged off receivables purchased with the proceeds of these loans in accordance with their projections, which in turn requires our borrowers to properly evaluate the collectability of the charged off receivables as well as the costs of collection. If our borrowers' collection model forecasts are incorrect, or if unanticipated market conditions cause our borrowers' evaluations to be incorrect, our business, financial conditions and operating results could be negatively affected.

Our Specialty Lending segment depends on the ability of our borrowers to purchase charged off receivables at favorable prices.

Portfolios of charged off receivables fluctuate in price and volume, according to both the availability of new charged off receivables and the demand for these receivables. If our borrowers are unable to purchase a sufficient volume of charged off receivables, or to purchase charged off receivables at a favorable price, our business, financial conditions and operating results could be negatively affected.

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

We may need additional funds to finance the operations of our business, to make additional investments, to expand our Specialty Lending segment, or to acquire complementary businesses or assets. We may be unable to generate these funds from our operations. If funds are not available, or not available on acceptable terms, we could experience a material adverse effect upon our business.

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

Our Articles authorize the issuance of up to 10,000,000 shares of preferred stock, $10.00 par value per share. Of the 10,000,000 shares of preferred stock authorized under our Articles, the Company has designated 20,000 shares as Series N Preferred Stock. There are 563 shares of Series N Preferred Stock issued and outstanding. Our Board is authorized to determine the rights and preferences of any additional series or class of preferred stock. Our Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that are senior to our shares of common stock or that could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of the Company.

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2023 approximately 9% of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2023, we do not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 12% of our common stock as of March 1, 2024. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We place a high priority on securing confidential business information and the personal information we receive and store about our customers and employees. Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, which we use, together with information collected from internal assessments, to develop policies for use of our information assets (for example, mobile phones and personal computers) and protection of personal information. We protect these information assets through techniques such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including restricting access to information based on business need. We utilize an established, nationally recognized cloud-services provider to maintain and manage our data with the exception of certain highly sensitive information, which we maintain in separate designated systems with enhanced security controls. In addition, we contract a third-party IT consultant with over twenty years of experience, who manages the core information technology functions of the business including coordinating with our cloud-services provider, implementing new processes, monitoring of our network for cyber threats, and other information technology administrative responsibilities. Throughout the year, we train our employees on cybersecurity awareness, confidential information protection and perform simulated phishing attacks. In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), we have developed a written incident response plan outlining how to address cybersecurity events that occur. The plan sets forth the steps for coordination among various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure and comply with applicable legal obligations. We also maintain insurance coverage that, subject to its terms and conditions, is intended to help us cover certain costs associated with cybersecurity incidents and information system failures. To date, we have not experienced a material cybersecurity or information security breach.

Oversight responsibility in this area is shared by management, the Board, and its Corporate Governance Committee. To prevent, detect and respond to information security threats more effectively, the Company has established a Management Cybersecurity Committee (MCC) consisting of the Chief Financial Officer, the Executive Vice President, General Counsel and Secretary, the Chief Marketing Officer, business unit leaders, the third-party IT consultant, and other internal and external IT resources. The MCC regularly reports to the Corporate Governance Committee, which in turn reports to the Audit Committee and the Board. The Board also receives an annual update from our senior leadership on cybersecurity and information security matters. The Corporate Governance Committee regularly briefs the Board on these matters, and the Board also receives periodic briefings on cyber threats to enhance our directors’ awareness on cybersecurity and information security issues.

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

Holders

As of March 1, 2024, we had approximately 338 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2023, we do not have any preferred stock outstanding that has any preferential dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Company did not sell any of its securities during the fiscal year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

During the three months ended December 31, 2023, repurchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 1 through October 31, 2023	—	$—	—	$—
November 1 through November 30, 2023	—	$—	—	$—
December 1 through December 31, 2023	152,707	$2.62	396,175	$3,207,096

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

Liquidity and Capital Resources

Liquidity

At December 31, 2023, we had working capital of $11.6 million, as compared to working capital of $7.7 million at December 31, 2022, an increase of $3.9 million.

Our current assets increased to $26.3 million at December 31, 2023 compared to $23.9 million at December 31, 2022. The change in our current assets was primarily due to an increase in the current portion of notes receivable of $2.1 million, accounts receivable of $0.9 million, and inventory of $0.5 million, offset by decreases in cash and cash equivalents of $0.4 million and other current assets of $0.7 million.

Our current liabilities decreased to $14.7 million at December 31, 2023 as compared to $16.2 million at December 31, 2022. The decrease of $1.5 million is primarily due to a decrease in accounts payable and accrued liabilities of $1.7 million and the current portion of third party debt of $1.7 million, offset by an increase in payables to sellers of $1.8 million.

We believe we can fund our operations and our debt service obligations during 2024 and beyond through a combination of cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, any amounts borrowed under the promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association, for a $10.0 million revolving line of credit, and the Term Loan (as defined below). The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of December 31, 2023, we had an outstanding balance of $0.9 million on the ALT Note.

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), by and between the Company and C3 Bank. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. We are permitted to use the proceeds of the loan solely for our business operations. As of December 31, 2023, we had no outstanding balance on the 2021 Credit Facility.

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provides for a new $7.0 million term loan (the "Term Loan"). The Company is permitted to use the proceeds of the Term Loan solely for its business operations. The maturity date of the Term Loan is April 27, 2028. The Term Loan sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 0.25% and a floor of no less than 6.5%. The Term Loan requires we pay monthly installments over a 5-year term with adjustments for changes in the variable interest rate. As of December 31, 2023, we had an outstanding balance of $6.3 million on the Term Loan.

During 2023, our primary source of cash was the cash on hand, proceeds from the Term Loan and cash provided by our operating activities. Cash disbursements during 2023 consisted primarily of investments in notes receivable net of cash received on transfer of notes to partners of $21.0 million, equity method investments of $17.2 million, repayment on our 2021 Credit Facility of $8.9 million, repayment on our ALT Note of $0.5 million, repayment on our Term Loan of $0.7 million, payment of operating expenses, and settlement of auction liabilities.

We expect that future net cash flows from our operating activities will continue to be the primary source of cash required to fund our ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2023 and 2022, we had stockholders’ equity of $61.1 million and $48.3 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2023 were $12.3 million compared to $12.7 million at December 31, 2022.

Cash provided by operating activities. Cash provided by operating activities was $13.0 million during 2023 as compared to $6.5 million during 2022. The approximate $6.5 million change was primarily attributable to a change of $8.6 million in net income adjusted for noncash items during 2023 as compared to 2022, which includes significant changes of a $5.9 million change in earnings from equity method investments and a $5.4 million change in deferred taxes, offset by a $3.0 million decrease in net income. The amount was offset by changes in operating assets and liabilities of $2.0 million during 2023 as compared to 2022.

The significant changes in operating assets and liabilities during 2023 as compared to 2022 are primarily due to the nature of our operations. We earn revenue from discrete auction and liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with such transactions are therefore subject to the same variability and can be different at the end of any given period.

Cash used in investing activities. Cash used in investing activities during 2023 was $15.9 million, as compared to cash used in investing activities of $7.5 million during 2022.

Cash used in investing activities during 2023 consisted primarily in investment in notes receivable of $29.8 million and equity method investments of $17.2 million. Cash used in investing activities during 2023 was offset by cash provided by investing activities primarily of cash received on transfer of notes receivable to partners of $8.9 million, payments received on notes receivable of $11.9 million as well as return of investment and cash distributions received from equity method investments of $10.7 million.

Cash used in investing activities in 2022 of $7.5 million was attributable to our investment in equity method investments of $14.6 million, which $12.2 million related to activity within our Specialty Lending segment, $1.4 million directly related to the acquisition of two pharmaceutical plants, by KNFH LLC, a joint venture, and $1.0 million investment in DHC8 LLC. In addition, we used $8.4 million in funding our investment in notes receivable.

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

Cash provided by financing activities. Cash provided by financing activities was $2.5 million during 2023, as compared to cash provided by financing activities of $0.1 million during 2022.

Cash provided by financing activities in 2023 of $2.5 million was primarily attributable to $13.0 million in proceeds from draws on our 2021 Credit Facility and Term Loan, offset by $8.9 million in repayments to our 2021 Credit Facility, $0.7 million in repayments to our Term Loan, $0.5 million in repayments to our ALT Note, as well as repurchase of our common stock under our 2022 Repurchase Program of approximately $0.4 million.

Cash provided by financing activities in 2022 of $0.1 million was primarily attributable $2.9 million in proceeds from draws on our 2021 Credit Facility, offset by aggregate repayment of debt payable to third parties of $2.4 million and repurchase of our common stock under our 2022 Repurchase Program of approximately $0.4 million.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
Services revenue	$39,480	$23,419
Asset sales	21,065	23,495
Total revenues	60,545	46,914
Operating costs and expenses:
Cost of services revenue	8,007	4,654
Cost of asset sales	12,724	16,256
Selling, general and administrative	26,040	21,326
Depreciation and amortization	514	536
Total operating costs and expenses	47,285	42,772
Earnings of equity method investments	1,059	6,978
Operating income	14,319	11,120
Interest expense, net	(324)	(113)
Income before income tax expense (benefit)	13,995	11,007
Income tax expense (benefit)	1,520	(4,486)
Net income	$12,475	$15,493

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

The following table sets forth operating income information for the Company's reportable segments (in thousands):

	Year Ended December 31,
	2023	2022
Industrial Assets Division:
Auction and Liquidation	$4,918	$7,979
Refurbishment & Resale	2,847	1,187
Total divisional operating income	7,765	9,166

Financial Assets Division:
Brokerage	8,946	4,709
Specialty Lending	1,862	1,213
Total divisional operating income	10,808	5,922

Corporate & other operating loss	(4,254)	(3,968)

Consolidated operating income	$14,319	$11,120

2023 Compared to 2022

Revenues and cost of revenues – Revenues were $60.5 million in 2023 as compared to $46.9 million in 2022 and costs of services revenue and asset sales were $20.7 million in 2023 compared to $20.9 million in 2022. This resulted in gross profit of $39.8 million in 2023 compared to $26.0 million in 2022, an increase of approximately $13.8 million or approximately 53%. The increased gross profit in the current year reflects the significant improvement in performance of our core business segments and increased volume in the financial assets division from both the brokerage and specialty lending segments.

Selling, general and administrative expense – Selling, general and administrative expense was $26.0 million in 2023 as compared to $21.3 million in 2022, an increase of $4.7 million or 22%. As compared to 2022 there was an increase in selling, general and administrative expense during 2023 primarily due to increased compensation expense as a result of improved performance across our segments and increased headcount.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year Ended December 31,
	2023	2022	% change
Compensation:
Auction and Liquidation	$6,502	$6,380	2%
Refurbishment & Resale	2,314	1,601	45%
Brokerage	6,217	4,911	27%
Specialty Lending	1,030	659	56%
Corporate & other	2,357	2,061	14%
Stock-based compensation	776	540	44%

Consulting	98	108	-9%
Board of Directors fees	322	308	5%
Accounting, tax and legal professional fees	1,696	1,200	41%
Insurance	540	467	16%
Occupancy	1,285	1,105	16%
Travel and entertainment	831	683	22%
Advertising and promotion	604	448	35%
Information technology support	436	383	14%
Provision for credit losses	530	—	100%
Other	502	472	6%
Total selling, general and administrative expense	$26,040	21,326	22%

Depreciation and amortization expense – Depreciation and amortization expense in each of the years ended 2023 and 2022 was $0.5 million and consisted almost entirely of amortization expense related to intangible assets. In both years the depreciation of property, plant and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2023 and 2022.

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

	Year Ended December 31,
	2023	2022
Net income	$12,475	$15,493
Add back:
Depreciation and amortization	514	536
Interest expense, net	324	113
Income tax expense (benefit)	1,520	(4,486)
EBITDA	14,833	11,656

Management add back:
Stock based compensation	776	540
Adjusted EBITDA	$15,609	$12,196

Recently adopted accounting pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, is recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of our notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 resulted in an adjustment to retained earnings on January 1, 2023 of $0.3 million, and established an expected credit loss reserve against our receivables related to loans outstanding, including those held within equity method investments. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of December 31, 2023, the allowance for credit losses was $1.7 million, with $0.1 million classified as accounts receivable, $0.7 million classified as notes receivable and $0.9 million classified as equity method investments.

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

All services and asset sales revenue from contracts with customers consists of three of our reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage segments. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2023, the deferred revenue balance was $0.5 million. The deferred revenue balance is primarily related to customer deposits on asset sales within our Refurbishment & Resale segment. We record receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

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

Notes receivable, net

Our notes receivable balance consists of loans to buyers of charged-off receivable portfolios, which is considered the only loan category or segment to be reported under the applicable accounting guidance. These loans are measured at historical costs and reported at their outstanding principal balances net of any unamortized deferred fees and costs on originated loans and allowance for credit losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans.

We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on January 1, 2023, which requires the application of a credit loss model based prospectively on current expected credit losses (CECL). Under ASC 326, we elected to evaluate notes receivable as a single pool, for individual notes receivable and borrowers with similar risk characteristics. Notes receivable and borrowers that do not share risk characteristics are evaluated on an individual basis. Management estimates the allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. As we lack historical internal data, we observe that our notes receivable are similar in character to transactions undertaken by smaller banking institutions. We elect to base our estimation of expected credit losses on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve, which was 1.3231% as of January 1, 2023. To reflect the cumulative effects of the adoption of ASC 326, we recorded the allowance for credit losses and an increase to accumulated deficit of $0.2 million on the January 1, 2023 consolidated balance sheet, and balance of the allowance for credit losses was therefore $0.2 million as of January 1, 2023.

In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, we perform a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable. As of December 31, 2023, the SCALE rate increased to 1.4183% and our credit loss rate specific to notes receivable was 3.6%. The increase over the SCALE rate was due to both risks with the concentrated balance and declining collections industry-wide. As of December 31, 2023, we have recorded an allowance for credit losses related to notes receivable outstanding of $0.7 million.

See Note 2 and Note 3 to our consolidated financial statements for further detail.

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

Upon adoption of ASC 326 on January 1, 2023, we evaluated the receivable balances held by our affiliated joint ventures and recorded an adjustment to reduce earnings from equity method investments by our share of the allowance for credit losses recorded on the joint ventures’ books of $0.2 million. Similar to notes receivable, the loans held by the joint ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed. As of December 31, 2023, the SCALE rate increased to 1.4183% and the credit loss rate specific to equity method investments was 4.3%. The increase over the SCALE rate was due to both risks with the concentrated balance and declining collections industry-wide. As of December 31, 2023, we have recorded an allowance for credit losses related to its equity method investments of $0.9 million.

See Note 2 and Note 5 to our consolidated financial statements for further detail.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the recoverability of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards. In the fourth quarter of 2022, we recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $9.4 million as we believe that it was more likely than not that a significant portion of our net operating loss carryforwards will be utilized. In the fourth quarter of 2023, we further reduced the valuation allowance by $2.2, resulting in a net deferred tax asset balance of approximately $9.1 million, to align with our updated forecasts. For further discussion of our income taxes, see Note 14 to our consolidated financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2023 and 2022, respectively, we had no disagreements with our auditors and no reportable events.

On August 9, 2022, Baker Tilly US, LLP (“Baker Tilly”) notified the Company that Baker Tilly would resign as the Company’s independent registered public accounting firm effective on August 10, 2022. The Audit Committee of the Board of Directors (the “Audit Committee”) accepted the resignation of Baker Tilly. During the interim period beginning January 1, 2022 through August 10, 2022, there were no (i) disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Baker Tilly, would have caused it to make reference thereto in its reports on the audited consolidated financial statements of the Company for such periods; or (ii) “reportable events” (as defined under Item 304(a)(1)(v) of Regulation S-K).

On August 12, 2022, the Company engaged UHY LLP (“UHY”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2022. The decision to engage UHY as the Company’s independent registered public accounting firm was approved by the Audit Committee.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Election of Class III Director” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2024 Annual Meeting of Stockholders with respect to our directors and is set forth under the heading “Information About Our Executive Officers” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, as well as in Item 1 of Part I of this Report with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information on the beneficial ownership reporting for our directors and executive officers required by this Item is contained under the caption “Delinquent Section 16(a) Reports” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Corporate Governance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics that applies to our employees, including its principal executive, financial and accounting officers or persons performing similar functions. The Code of Conduct (the “Code”) can be found on our website at http://www. hginc.com/governance-documents/, or a copy of the Code can be requested, free of charge, by writing to the following address: Heritage Global Inc., 12625 High Bluff Drive, Suite 305, San Diego, California 92130, Attention: Investor Relations. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to our principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Auditor” in the definitive proxy materials to be filed in connection with our 2024 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.
Financial Statements:

Report of UHY LLP, Independent Registered Public Accounting Firm (PCAOB ID: 1195)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

10.9*

Employment Agreement between Ross Dove and Heritage Global Partners, Inc. effective as of February 29, 2012 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.10*

Employment Agreement between Kirk Dove and Heritage Global Partners, Inc. effective as of February 29, 2012. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.11*

Employment Agreement between James Sklar and Heritage Global Partners, Inc. effective as of June 23, 2013 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.12*

Employment Agreement, by and between Heritage Global Inc. and David Ludwig, effective as of June 1, 2023. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference)

10.13*

Employment Agreement, by and between Heritage Global Inc. and Nick Dove, effective as of January 1, 2023 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.14*

Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.15*	2016 Stock Option Plan (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.16*

Addendum to Employment Agreements, effective June 1, 2018, by and between Heritage Global Inc., National Loan Exchange, Inc., Tom Ludwig and David Ludwig (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018 (File No. 000-17973), and incorporated herein by reference).

10.17*

Employment Agreement, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 17, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.18*

Amendment to Stock Option Award, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 20, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.19*

Separation Agreement, dated March 30, 2021, by and between Heritage Global Inc. and Scott West (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2021, and incorporated herein by reference).

10.20

Business Loan Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.21

Promissory Note, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.22

Commercial Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.23

Pledge and Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.24

Side Letter, dated May 5, 2021, by and between Heritage Global Inc. and C3bank, National Association ((filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.25

Amended and Restated Promissory Note, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.26

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.27

Promissory Note, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.28

Business Loan Agreement, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.29

Pledge and Security Agreement, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.30

Asset Purchase Agreement, dated August 18, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., Dante LaTerra and Heritage Global Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.31

Purchase and Sale Agreement, dated August 18, 2021, between 12 Colton Road, LLC and HG ALT LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.32

Subordinated Promissory Note, dated August 23, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., and Heritage Global Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.33

2022 Heritage Global Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022)

10.34	Form of Option Grant for Options to Employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan.

10.35	Form of Option Grant for Options to Non-employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan.

10.36	Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan.

16.1

Letter from Baker Tilly US, LLP, dated August 9, 2022, regarding change in certifying accountant (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 15, 2022 (File No. 001-39471), and incorporated herein by reference).

21	List of subsidiaries.

23.1	Consent of UHY LLP

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97.1	Heritage Global Inc. Compensation Recoupment Policy (Adopted Nov. 7, 2023).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 14, 2024	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
Ross Dove

/s/ David Ludwig	Director	March 14, 2024
David Ludwig

/s/ Michael Hexner	Director	March 14, 2024
Michael Hexner

/s/ William Burnham	Director	March 14, 2024
William Burnham

/s/ Barbara Sinsley	Director	March 14, 2024
Barbara Sinsley

/s/ Kelly Sharpe	Director	March 14, 2024
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	March 14, 2024
Samuel L. Shimer

INDEX OF FINANCIAL STATEMENTS

Title of Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Heritage Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation Allowance for Deferred Tax Assets

As described in Notes 2 and 13 to the financial statements, the Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. We identified the valuation allowance on deferred tax assets as a critical audit matter due to the high degree of judgment in projecting the realization of net operating losses.

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
•
Reviewed tax provision and other disclosures related to the tax provision

Allowance for Credit Losses over Notes Receivable

On January 1, 2023 the Company adopted Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which resulted in an adjustment to retained earnings on January 1, 2023 of $0.2 million. As described in Notes 2 and 3, the Company has recognized an allowance for credit losses for notes receivable of $0.7 million and within the Company’s portion of equity method investments of $0.9 million (together, “Receivables”). The allowance is a valuation account that is deducted from the carrying amount of Receivables to present the net amount of Receivables expected to be collected. The Company’s analysis uses a probability weighted cash flow analysis and other qualitative factors to measure the allowance for credit losses as of December 31, 2023. We identified the cash flow analysis and qualitative factors applied to the allowance for credit losses as a critical audit matter as auditing management’s determination of the qualitative factors and forecasts required significant auditor judgment.

The primary procedures we performed to address this critical audit matter include the following:

•
Obtained an understanding of management’s estimate regarding the allowance for credit losses including the method, assumptions, and data used to develop the estimate by reviewing management prepared memorandum and analysis.
•
Examined the underlying data used in determining the allowance for credit losses, including forecasts of future collection, as well as historical collection data compared to the related forecasts.
•
Evaluated the repayment history for certain borrowers and evaluated future cash flow projections.

/s/ UHY LLP

We have served as the Company's auditor since 2022.

West Des Moines, Iowa
March 14, 2024

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,279	$12,667
Accounts receivable (net of allowance for credit losses of $132 in 2023 and $122 in 2022)	1,910	988
Current portion of notes receivable (net of allowance for credit losses of $650 in 2023 and $0 in 2022)	6,581	4,505
Inventory – equipment	5,074	4,619
Other current assets	448	1,113
Total current assets	26,292	23,892
Non-current portion of notes receivable, net	10,890	4,245
Equity method investments	21,361	13,973
Right-of-use assets	2,539	2,776
Property and equipment, net	1,705	1,571
Intangible assets, net	3,753	4,144
Goodwill	7,446	7,446
Deferred tax assets	9,115	9,449
Other assets	67	64
Total assets	$83,168	$67,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,237	$8,924
Payables to sellers	4,975	3,188
Current portion of third party debt	1,733	3,411
Current portion of lease liabilities	789	703
Total current liabilities	14,734	16,226
Non-current portion of third party debt	5,495	871
Non-current portion of lease liabilities	1,859	2,164
Total liabilities	22,088	19,261

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 and 565 shares of Series N as of December 31, 2023 and December 31, 2022; respectively, with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued and outstanding 37,157,616 shares as of December 31, 2023 and 36,932,177 shares as of December 31, 2022	372	369
Additional paid-in capital	294,522	293,589
Accumulated deficit	(233,026)	(245,270)
Treasury stock at cost, 396,175 shares as of December 31, 2023 and 243,468 shares as of December 31, 2022	(794)	(395)
Total stockholders’ equity	61,080	48,299
Total liabilities and stockholders’ equity	$83,168	$67,560

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Services revenue	$39,480	$23,419
Asset sales	21,065	23,495
Total revenues	60,545	46,914

Operating costs and expenses:
Cost of services revenue	8,007	4,654
Cost of asset sales	12,724	16,256
Selling, general and administrative	26,040	21,326
Depreciation and amortization	514	536
Total operating costs and expenses	47,285	42,772
Earnings of equity method investments	1,059	6,978
Operating income	14,319	11,120
Interest expense, net	(324)	(113)
Income before income tax expense (benefit)	13,995	11,007
Income tax expense (benefit)	1,520	(4,486)
Net income	$12,475	$15,493

Weighted average common shares outstanding – basic	36,677,098	36,016,619
Weighted average common shares outstanding – diluted	37,587,308	37,097,270
Net income per share – basic	$0.34	$0.43
Net income per share – diluted	$0.33	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2021	565	$6	36,574,702	$366	$293,030	$(260,763)	—	$—	$32,639
Issuance of common stock from stock option awards	—	—	242,475	2	20	—	—	—	22
Issuance of restricted common stock	—	—	115,000	1	133	—	—	—	134
Stock-based compensation expense	—	—	—	—	406	—	—	—	406
Repurchase of common stock	—	—	—	—	—	—	243,468	(395)	(395)
Net income	—	—	—	—	—	15,493	—	—	15,493
Balance as of December 31, 2022	565	6	36,932,177	369	293,589	(245,270)	243,468	(395)	48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Issuance of common stock from stock option awards	—	—	75,767	1	8	—	—	—	9
Issuance of restricted common stock	—	—	149,592	2	149	—	—	—	151
Issuance of common stock due to conversion of Series N Preferred stock	(2)	—	80	—	—	—	—	—	-
Stock-based compensation expense	—	—	—	—	776	—	—	—	776
Repurchase of common stock	—	—	—	—	—	—	152,707	(399)	(399)
Net income	—	—	—	—	—	12,475	—	—	12,475
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$12,475	$15,493
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	(273)	279
Earnings of equity method investments	(1,059)	(6,978)
Noncash credit loss	530	—
Noncash lease expense	642	548
Depreciation and amortization	514	536
Deferred taxes	418	(4,961)
Stock-based compensation expense	776	540
Changes in operating assets and liabilities:
Accounts receivable	(931)	1,744
Inventory – equipment	(455)	(1,399)
Other assets	662	328
Accounts payable and accrued liabilities	(1,440)	4,129
Payables to sellers	1,787	(3,263)
Lease liabilities	(625)	(513)
Net cash provided by operating activities	13,021	6,483

Cash flows from investing activities:
Investment in notes receivable	(29,826)	(8,435)
Payments received on notes receivable	11,876	3,446
Investment in equity method investments	(17,224)	(14,612)
Return of investment in equity method investments	9,652	5,309
Cash distributions from equity method investments	1,059	6,991
Purchase of property and equipment	(257)	(215)
Cash received on transfer of notes receivable to partners	8,851	—
Net cash used in investing activities	(15,869)	(7,516)

Cash flows from financing activities:
Proceeds from debt payable to third parties	13,000	2,880
Repayment of debt payable to third parties	(10,054)	(2,429)
Proceeds from issuance of common stock from stock option awards	36	66
Payments of tax withholdings related to issuance of restricted stock and cashless exercises of stock option awards	(122)	(44)
Repurchase of common stock	(400)	(395)
Net cash provided by financing activities	2,460	78
Net change in cash and cash equivalents	(388)	(955)
Cash and cash equivalents as of beginning of period	12,667	13,622
Cash and cash equivalents as of end of period	$12,279	$12,667

Supplemental cash flow information:
Cash paid for taxes	$848	$297
Cash paid for interest	$411	$103
Noncash change in right-of-use assets	$405	$630
Noncash change in lease liabilities	$405	$630

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

The Company began its operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP, NLEX, and ALT in 2012, 2014, and 2021 respectively, and the creation of HGC in 2019. As a result, the Company is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of Auction and Liquidation, through HGP, Refurbishment & Resale, through ALT, Brokerage, through NLEX and Specialty Lending, through HGC.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of December 31, 2023, the Company had approximately $3.2 million in remaining aggregate dollar value of shares that may be purchased under the program. During the year ended December 31, 2023 there were 152,707 shares repurchased in the open market for approximately $0.4 million and during the year ended December 31, 2022 there were 243,468 shares repurchased in the open market for approximately $0.4 million.

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

Specialty Lending - Concentration and credit risk

As of December 31, 2023, the Company held a gross balance of investments in notes receivable of $38.4 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes one borrower’s notes receivable balance of approximately $23.8 million, representing 62% of the Company's total notes receivable balance as of December 31, 2023, down from 82% as of December 31, 2022. The Company does not intend to hold highly concentrated balances due from any one borrower as part of its long-term strategy but will in the short term have concentration risk on its path to an established and more diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $23.8 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

The Company mitigates this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages its valuation expertise and knowledge in the underlying nonperforming receivable portfolios marketplace. In the event of default, the Company is entitled to call the unpaid interest and principal balances and receive all net collections directly. The Company may also recover its investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through the Company's Brokerage segment. In certain cases, the Company’s recovery options may be subject to concurrence of the originator or other prior holder of the assets.

From inception of the specialty lending program through December 31, 2023, the Company has incurred no actual credit losses.

Loan Restructuring

In October 2023, the Company became aware that its largest borrower was experiencing financial difficulty. In November 2023, the Company's subsidiary HGC and its affiliated joint ventures restructured loans with this borrower by restructuring certain outstanding loans (the "Restructured Loans") with an amortized cost basis of $51.6 million or 59% of the amortized cost basis of the total charged-off asset portfolio loans of HGC and its affiliated joint ventures. The Company’s share of the Restructured Loans amortized cost basis is $22.2 million, or 57% of HGC’s share of the loan book. On the Company's financial statements, $8.4 million is classified as notes receivable and $13.8 million is classified as equity method investments.

All Restructured Loans were restructured by term extension, adding a weighted average of 1.5 years to the life of the Restructured Loans, which reduced the monthly payments for the borrower. HGC closely monitors the loans and the borrower’s financial condition and evaluates the borrower and loans for credit risk on a quarterly basis.

As of September 30, 2023, the Company increased its allowance for credit losses related to its largest borrower experiencing financial difficulties. This resulted in an allowance for credit losses on the loans later restructured of $1.0 million as of September 30, 2023. Management reevaluated the potential credit loss related to the Restructured Loans again at year-end and as of December 31, 2023, the Company’s allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.4 million was classified as notes receivable and $0.7 million was recorded within equity method investments.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company also considers certificate of deposit accounts with original maturity dates of 12 months or less and no significant early redemption cost to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions in the United States. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

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

The Company accrues interest income in Accounts Receivable for the current month’s remittance process related to its notes receivable. The Company does not apply a credit loss rate against its Accounts Receivable balance for accrued interest income due to the timing of collections shortly after period end and prior to the financial statement filing date. Accrued interest on loans totaled $0.2 million and $0.1 million at December 31, 2023 and December 31, 2022, respectively.

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

Allowance for credit losses

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of the Company’s notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 resulted in an adjustment to retained earnings on January 1, 2023 of $0.3 million, and established an expected credit loss reserve against our receivables related to loans outstanding, including those held within equity method investments. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

Accounts receivable

The Company carries accounts receivable at the face amounts less an allowance for estimated credit losses. As of December 31, 2022, an allowance for doubtful accounts of $0.1 million had been recorded. The Company estimates its reserve for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts.

The Company only extends credit to entities and institutions of significance, such as well-known academic and financial institutions and U.S. government agencies. Consequently, historical accounts receivable credit losses are nearly zero, which provides the starting point for management’s assessment of the reserve for credit losses for its accounts receivable. The Company elected to base its estimation of expected credit losses for accounts receivable on historical credit loss experience. However, in assessing relevant information including its assessment of current conditions, management determined that a credit loss allowance slightly higher than its historical data would indicate is appropriate for certain of its revenue generating activities.

As of December 31, 2022 and under previously applicable GAAP, the Company recorded a $0.1 million allowance for doubtful accounts for accounts receivable. Using a revised basis for estimation under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company increased the reserve for credit losses against its accounts receivable balances by approximately $10,000. Consequently, to reflect the cumulative effects of the adoption of ASC 326, which requires the application of a credit loss model based prospectively on current expected credit losses (CECL), the Company recorded an additional reserve for credit losses and an increase to accumulated deficit of approximately $10,000 on the January 1, 2023 condensed consolidated balance sheets, and the balance of the reserve for credit losses was therefore $0.1 million as of January 1, 2023. As of December 31, 2023 the reserve for credit losses related to accounts receivable was approximately $0.1 million.

Notes receivable

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

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company, under ASC 326, elected to base its reserve on external credit loss experience data. Management observes that the Company's notes receivable are similar in character to transactions undertaken by smaller banking institutions. The Company elected to base its estimation of expected credit losses on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve, which was 1.3231% as of January 1, 2023. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined under ASC 326 that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments. However, in conducting its assessment of these factors, management concluded that no adjustment to the SCALE rate is warranted as of January 1, 2023.

As of December 31, 2022 and under previously acceptable GAAP, the Company recorded no reserve for credit losses to notes receivable. Using a revised basis for estimation under ASC 326, management determined the cumulative reserve for credit losses of $0.2 million was appropriate for notes receivable recorded on the consolidated balance sheet as of December 31, 2022. Consequently, to reflect the cumulative effects of the adoption of ASC 326, the Company recorded the reserve for credit losses and an increase to accumulated deficit of $0.2 million on the January 1, 2023 consolidated balance sheet, and balance of the reserve for credit losses was therefore $0.2 million as of January 1, 2023.

As of December 31, 2023, the SCALE rate increased to 1.4183% and the Company's credit loss rate specific to notes receivable was 3.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of December 31, 2023 the Company has recorded an allowance for credit losses related to notes receivable outstanding of $0.7 million. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

The Company has one class of financing receivables with similar credit risk. The only specific breakout to the credit risk policy is if a borrower is experiencing financial difficulty. As described above, the Company notes that one of its borrowers was experiencing financial difficulty. All of the loans comprising this borrower’s $23.8 million loan balance outstanding at December 31, 2023 were originated or restructured during 2023. Of the loan balance outstanding at December 31, 2023, originations on loans to the Company's other borrowers were $13.6 million and $1.0 million in 2023 and 2022, respectively.

Equity method investments

Upon adoption of ASC 326 on January 1, 2023, the Company evaluated the receivable balances held by its affiliated joint ventures and recorded an adjustment to reduce earnings from equity method investments by the Company's share of the allowance for credit losses recorded on the joint ventures’ books of $0.2 million. Similar to notes receivable, the loans held by the joint ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed. As of December 31, 2023, the SCALE rate increased to 1.4183% and the credit loss rate specific to equity method investments was 4.3%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of December 31, 2023, the Company has recorded an allowance for credit losses related to its equity method investments of $0.9 million.

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

As the Company has incurred certain employment taxes during 2021 and have yet to receive the refundable ERC, the Company has accounted for the credit as a loss recovery under ASC Topic 410, Asset Retirement and Environmental Obligations (by analogy), which indicates that a claim for recovery should be recognized only when the claim is probable as it is defined in ASC Topic 450, Contingencies. The Company has determined that the claim is in alignment with applicable regulatory criteria, the amounts are known and realizable, and refundable ERC is probable. As of December 31, 2023, we have received $0.7 million related to the employee retention credit. $0.6 million was recorded as a receivable as of December 31, 2022, and $0.1 million was offset against selling, general and administrative costs on the statement of income in 2023.

Equity method investments

As noted above, the Company conducts a portion of its business through Joint Ventures. Transactions in which the ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby the Company's proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, the Company's investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. The Company monitors the value of each Joint Ventures’ underlying assets and liabilities, and records a write down of the investments should the Company conclude that there has been a decline in the value of the net assets. These investments have historically been classified as non-current in the Company's consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. See Note 5 for further detail.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2023 and 2022, the carrying values of the Company’s cash and cash equivalents, accounts receivable, other assets, and accounts payable approximate fair value given the short term nature of these instruments. The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. At December 31, 2023 and 2022, the Company had no material financial instruments requiring fair value measurement on a recurring basis.

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2023 and 2022 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 10. No impairment charges were necessary during 2023 and 2022.

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

All of the Company’s goodwill relates to its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and is discussed in more detail in Note 9.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets. In the fourth quarter of 2022, the Company recorded a reduction to the valuation allowance resulting in a net deferred tax asset balance of approximately $9.4 million as it was more likely than not that a significant portion our net operating loss carryforwards will be utilized. In the fourth quarter of 2023, the Company further reduced the valuation allowance by $2.2 million, resulting in a net deferred tax asset balance of approximately $9.1 million, to align with the Company's updated forecasts. For further discussion of our income taxes, see Note 13.

Liabilities and contingencies

The Company is involved from time to time in various legal matters arising out of its operations in the normal course of business. On a case by case basis, the Company evaluates the likelihood of possible outcomes for this litigation. Based on this evaluation, the Company determines whether a loss accrual is appropriate. If the likelihood of a negative outcome is probable, and the amount can be reasonably estimated, the Company accounts for the estimated loss in the current period. See Note 12 for further discussion.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2023, the deferred revenue balance was approximately $0.5 million and is recorded within accounts payable and accrued liabilities on the consolidated balance sheet. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The Company also earns income through transactions that involve the Company acting jointly with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company (“LLC”) agreement. For these transactions, in which the Company’s ownership share meets the criteria for the equity method investments under ASC Topic 323, the Company does not record revenue or expense. Instead, the Company’s proportionate share of the net income (loss) is reported as earnings of equity method investments. In general, the Joint Ventures apply the same revenue recognition and other accounting policies as the Company.

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

Stock-based compensation

The Company’s stock-based compensation is primarily in the form of options to purchase common shares and issuances of restricted stock. The grant date fair value of stock options is calculated using the Black-Scholes option pricing model. The determination of the fair value of the Company’s stock options is based on a variety of factors including, but not limited to, the price of the Company’s common stock, the expected volatility of the stock price over the expected life of the award, and expected exercise behavior. The grant date fair value of the awards is subsequently expensed over the vesting period, net of estimated forfeitures. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the option awards as equity. See Note 16 for further discussion of the Company’s stock-based compensation.

Advertising

The Company expenses advertising costs in the period in which they are incurred. Advertising and promotion expense included in selling, general and administrative expense for the years ended December 31, 2023 and 2022, was $0.6 million and $0.4 million, respectively.

Future accounting pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

Note 3 – Notes Receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off and nonperforming receivable portfolios, which resulted in a total balance of approximately $17.5 million, net of unamortized deferred fees and costs on originated loans and the allowance for credit losses as of December 31, 2023. The activity during 2023 includes the additional investment in notes receivable net of transfers to partners of approximately $21.0 million, principal payments made by borrowers of approximately $11.9 million, adjustments to the deferred fees and costs balance of approximately $0.1 million, and the allowance for credit losses totaling approximately $0.7 million.

The table below shows the Company’s lending activity:

	2023	2022
Notes receivable, beginning of year	$9,161	$4,172
Investment in notes receivable	29,826	8,435
Transfer of notes	(8,851)	—
Principal repayments	(11,876)	(3,446)
Notes receivable, end of year	18,260	9,161
Deferred financing fees and costs, net	(139)	(411)
Allowance for credit loss	(650)	—
Notes receivable, net, end of year	$17,471	$8,750

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During 2023, the Company recorded a provision for credit losses in selling, general and administrative expense on the consolidated statement of income of approximately $0.5 million. As of December 31, 2023, the allowance for credit losses was approximately $0.7 million. An allowance for credit losses was not recorded as of December 31, 2022. The allowance for credit losses in 2023 was primarily driven by weakening economic conditions for the underlying charged-off and nonperforming portfolio collections and increases in loan balances. The Company's credit loss reserve rate specific to its notes receivable balance as of December 31, 2023 was 3.6%. As of December 31, 2023, the Company has recorded no actual credit losses on notes receivable.

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

Note 5 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In December 2022, DHC8 LLC, of which the Company holds a 13.33% share was formed to provide funding and receive principal and interest payments as a result of the initial investment. In May 2023, HGC MPG Funding LLC, of which the Company holds a 25% share, was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In December 2023, KNFH II LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. CPFH LLC, KNFH LLC, DHC8 LLC and KNFH II LLC are joint ventures formed in connection with the Company’s Industrial Assets division, whereas HGC Origination I LLC, HGC Funding I LLC, and HGC MPG Funding LLC were formed in connection with the Financial Assets division. The Company has significant influence over the operations and financial policies of each of its equity method investments.

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. For the year ended December 31, 2023, the Company’s share of the joint venture’s provision for credit losses was approximately $0.7 million. As of December 31, 2023, the Company's share of the allowance for credit losses was approximately $0.9 million, representing a credit loss rate of 4.3% specific to its equity method investments, which was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. The provision for credit losses was primarily driven by weakening economic conditions for the underlying charged-off and nonperforming portfolio collections and increases in loan balances. As of December 31, 2023, the Company has recorded no actual credit losses through its equity method investments.

Based on the nature of our equity method investments, the joint venture entities' revenues and gross profit are not materially different and furthermore, operating income and net income have no material differences. The table below details the Company’s joint venture revenues and earnings (in thousands):

	Year Ended December 31,
	2023	2022
Revenues and gross profit:
CPFH LLC	$—	$31,072
KNFH LLC	303	22,183
DHC8 LLC	1,533	—
KNFH II LLC	—	—
HGC Funding I LLC and Origination I LLC	4,942	2,665
HGC MPG Funding LLC	1,400	—
Total revenues and gross profit	$8,178	$55,920

Operating income (loss) and net income (loss):
CPFH LLC	$—	$15,357
KNFH LLC	(146)	9,930
DHC8 LLC	1,305	—
KNFH II LLC	—	—
HGC Funding I LLC and Origination I LLC	4,378	2,645
HGC MPG Funding LLC	1,395	—
Total operating income (loss) and net income (loss)	$6,932	$27,932

The table below details the summarized components of assets and liabilities of the Company’s joint ventures (in thousands):

	December 31,	December 31,
	2023	2022
Assets:
CPFH LLC	—	—
KNFH LLC	292	—
DHC8 LLC	7,061	8,561
KNFH II LLC	8,150	—
HGC Funding I LLC and Origination I LLC	28,389	53,385
HGC MPG Funding LLC	38,081	—
Total assets	$81,973	$61,946

Liabilities:
CPFH LLC	—	—
KNFH LLC	289	47
DHC8 LLC	1,102	1,028
KNFH II LLC	4,000	—
HGC Funding I LLC and Origination I LLC	10	1,504
HGC MPG Funding LLC	—	—
Total liabilities	$5,401	$2,579

Note 6 – Earnings per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For 2023 and 2022, the earnings allocated to the preferred shares outstanding were not material.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used in periods in which the Company has a net loss because the preferred stock does not participate in losses.

Stock options and other potential common shares are included in the calculation of diluted earnings per share (“diluted EPS”). The Company uses the treasury stock method for calculating dilutive potential common shares. In calculating diluted EPS, such shares are assumed to be exercised or converted, except when their effect would be anti-dilutive.

The table below shows the calculation of the shares used in computing diluted EPS:

	Year Ended December 31,
Weighted Average Shares Calculation:	2023	2022
Basic weighted average shares outstanding	36,677,098	36,016,619
Treasury stock effect of common stock options and restricted stock awards	910,210	1,080,651
Diluted weighted average common shares outstanding	37,587,308	37,097,270

For both 2023 and 2022 there were potential common shares totaling approximately 0.8 million that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	December 31,	December 31,
Right-of-use assets:	2023	2022
Del Mar, CA	$186	$336
Hayward, CA	1,525	1,800
San Diego, CA	477	590
Edwardsville, IL	351	50
Total right-of-use assets	$2,539	$2,776

	December 31,	December 31,
Lease liabilities:	2023	2022
Del Mar, CA	$203	$360
Hayward, CA	1,594	1,852
San Diego, CA	498	605
Edwardsville, IL	353	50
Total lease liabilities	$2,648	$2,867

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022 and June 1, 2023, the Company’s incremental borrowing rate was 5.50%. and 7.25%, respectively. The weighted average remaining lease term for operating leases is 4.1 years and the weighted average discount rate is 5.35%.

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For 2023 and 2022, lease expense was approximately $0.8 million and $0.7 million, respectively. Cash paid for operating leases in both 2023 and 2022 was $0.8 million. The Company had no short-term or variable leases in 2023 or 2022.

The lease expense for each location are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Del Mar, CA	$163	$163
Hayward, CA	361	361
San Diego, CA	144	48
Edwardsville, IL	113	109
Total	$781	$681

As of December 31, 2023, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2024	$789
2025	660
2026	649
2027	543
2028	299
Total undiscounted future minimum lease payments	2,940
Less imputed interest	(292)
Present value of lease liabilities	$2,648

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2023	December 31, 2022
Building	$985	$985
Land	397	397
Furniture, fixtures and office equipment	286	223
Software and technology assets	372	173
Vehicles	11	11
	2,051	1,789
Accumulated depreciation	(346)	(218)
Property and equipment, net	$1,705	$1,571

Depreciation expense related to property and equipment was $0.1 million for both the years ended December 31, 2023 and 2022.

Note 9 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2023 and 2022 are shown below (in thousands except for lives):

	Original	Remaining	Carrying Value		Carrying Value
	Life	Life	December 31,		December 31,
Amortized Intangible Assets	(years)	(years)	2022	Amortization	2023
Trade Name (HGP)	14	1.0	$257	$(129)	$128
Trade Name (ALT)	20	17.7	607	(32)	575
Vendor Relationship (ALT)	5	2.7	843	(230)	613
Total			1,707	(391)	1,316

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$4,144	$(391)	$3,753

	Original	Remaining	Carrying Value		Carrying Value
	Life	Life	December 31,		December 31,
Amortized Intangible Assets	(years)	(years)	2021	Amortization	2022
Customer Relationships (HGP)	12	—	$30	$(30)	$—
Trade Name (HGP)	14	2.0	386	(129)	257
Trade Name (ALT)	20	18.7	639	(32)	607
Vendor Relationship (ALT)	5	3.7	1,073	(230)	843
Total			2,128	(421)	1,707

Unamortized Intangible Assets
Trade Name (NLEX)	N/A	N/A	2,437	—	2,437
Total			$4,565	$(421)	$4,144

Amortization expense during each of 2023 and 2022 was $0.4 million. No significant residual value is estimated for these intangible assets.

The estimated amortization expense during future years is shown below (in thousands):

Year	Amount
2024	$391
2025	263
2026	186
2027	33
2028	33
Thereafter	412
Total	$1,316

Goodwill

Goodwill consisted of the following at December 31, 2023 and 2022 (in thousands):

Acquisition	December 31, 2023	December 31, 2022
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

The Company performed its annual impairment test for the year ended December 31, 2023 and 2022, and determined that no impairment charges were necessary.

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

The Company's allowance for doubtful accounts was approximately $0.1 million as of December 31, 2022.

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the year ended December 31, 2023, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statement of income related to accounts receivable. As of December 31, 2023, the allowance for credit losses was approximately $0.1 million.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following, (in thousands):

	2023	2022
Remuneration and benefits	4,423	4,660
Accrued auction and liquidation expenses	705	2,573
Due to Joint Venture partners	638	793
Deferred revenue	497	279
Sales and other taxes	626	220
Accounting, auditing and tax consulting	189	204
Other	159	195
Total accounts payable and accrued liabilities	$7,237	$8,924

Note 11 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Current:
ALT note	$511	$531
2021 credit facility	-	2,880
2023 credit facility	1,222	-
Total third party debt, current	1,733	3,411

Non-current:
ALT note	395	871
2023 credit facility	5,100	-
Total third party debt, non-current	5,495	871

Total third party debt	$7,228	$4,282

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

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Modification Agreement modifies the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective nine months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of December 31, 2023, the Company was in compliance with all financial and negative covenants. As of December 31, 2023, there was no outstanding balance on the 2021 Credit Facility.

The Company's weighted average interest rate on short-term borrowings as of December 31, 2023 and December 31, 2022 was 9.51% and 5.15%, respectively.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of December 31, 2023 was $0.9 million of which $0.5 million was classified as "current" and $0.4 million was classified as "non-current."

2023 Credit Facility

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provides for a new $7.0 million term loan (the "Term Loan") which is repayable in monthly installments of principal and interest until the maturity date of April 27, 2028. The company determines the current portion of the Term Loan to be the amount of principal owed in the next 12 months. The Term Loan sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 0.250%. Additionally, the Term Loan provides that in the event of prepayment the Company shall pay the Lender a prepayment fee during the first year equal to twelve months of interest (less interest actually paid). The Company is the borrower under the Term Loan and is permitted to use the proceeds of the Term Loan solely for its business operations. The Term Loan is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. Specifically, the Term Loan is secured by the building currently used by ALT in East Lyme, CT. As of December 31, 2023, the Company was in compliance with all financial and negative covenants. As of December 31, 2023, the outstanding balance on the Term Loan was $6.3 million, of which $1.2 million was classified as "current" and $5.1 million was classified as "non-current."

As of December 31, 2023, undiscounted future principal debt payments are as follows (in thousands):

Year	Amount
2024	$1,733
2025	1,732
2026	1,460
2027	1,595
2028	708
Total	$7,228

Note 12 – Commitments and Contingencies

At December 31, 2023 the Company does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 13 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses. The following table summarizes the change in the valuation allowance during 2022 and 2023, (in thousands):

Balance as of December 31, 2021	$12,242
Change during 2022	(7,813)
Balance as of December 31, 2022	4,429
Change during 2023	(2,205)
Balance as of December 31, 2023	$2,224

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At December 31, 2022, and due primarily to the performance of the Company, management determined that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred tax assets of $7.1 million are realizable. The Company therefore reduced the valuation allowance accordingly. At December 31, 2023, management reevaluated the Company's performance and forecast for the next five years and concluded that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred tax assets of $2.2 million are realizable.

At December 31, 2023, the Company has aggregate federal net operating loss carry forwards of $50.0 million. These net operating loss carry forwards begin to expire in 2024.

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

Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Street Capital. Pursuant to Section 382 of the Internal Revenue Code, the annual usage of the Company’s net operating loss carry forwards was limited to approximately $2.5 million per annum until 2008 and $1.7 million per annum through December 31, 2023. There is no certainty that the application of these “change in ownership” rules may not recur, resulting in further restrictions on the Company’s income tax loss carry forwards existing at a particular time. In addition, further restrictions, reductions in, or expiration of net operating loss and net capital loss carry forwards may occur through future merger, acquisition and/or disposition transactions or failure to continue a significant level of business activities. Any such additional limitations could require the Company to pay income taxes on its future earnings and record an income tax expense to the extent of such liability, despite the existence of such tax loss carry forwards. The Company has not identified any change in ownership in prior years that would render current non-limited net operating loss carryforwards to be limited under Section 382.

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The 2020 through 2022 taxation years remain open for audit.

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

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ended December 31, (in thousands):

	2023	2022
Expected federal statutory tax expense	$2,939	$2,311
Increase (reduction) in taxes resulting from:
State income taxes	996	470
Non-deductible expenses (permanent differences)	(196)	(179)
Change in valuation allowance	(2,205)	(7,813)
Other	(14)	725
Income tax expense (benefit)	$1,520	$(4,486)

Income tax expense/(benefit) for the years ended December 31, 2023 and 2022 was comprised of the following (amounts in thousands):

	2023	2022
Current:
Federal	$-	$-
State	1,188	475
Total current provision for (benefit from) income taxes	1,188	475

Deferred:
Federal	465	(4,812)
State	(133)	(149)
Total deferred provision for (benefit from) income taxes	332	(4,961)

Total provision for (benefit from) income taxes	$1,520	$(4,486)

The components of the net deferred tax assets as of December 31, 2023 and 2022 are as follows in (thousands):

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$11,012	$14,097
Stock based compensation	348	317
Intangibles	224	0
Operating lease liabilities	628	742
Equity method investments	239	—
Allowance for credit loss	176	—
Accruals	131	—
Other	137	280
Total gross deferred tax assets	12,895	15,436

Deferred tax liabilities:
Trade names	(708)	(686)
Customer relationships	(48)	(27)
Equity method investments	(28)	—
Operating lease right-of-use assets	(599)	(718)
Other	(173)	(127)
Total gross deferred tax liabilities	(1,556)	(1,558)
Total deferred tax assets	11,339	13,878

Less: valuation allowance	(2,224)	(4,429)
Deferred tax assets, net of valuation allowance	$9,115	$9,449

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA has not had a material impact to the Company’s financial statements for the tax years ended December 31, 2023 or 2022 and management does not believe it will have a material impact on the Company's financial statements in future tax years.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2023, the total unrecognized tax benefit has been determined to be $4.4 million.

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

Note 14 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of the Financial Assets Division, David Ludwig. The total amount paid to the related party was approximately $0.1 million for both years ended December 31, 2023 and 2022, and is included in selling, general and administrative expenses in the consolidated income statement. All of the payments in both 2023 and 2022 were made to David Ludwig.

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

During 2023 and 2022 the Company issued 75,767 and 242,475 shares of common stock, respectively, pursuant to the exercise of stock options.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, for which the restrictions lapsed on April 8, 2023. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and there was no remaining unrecognized stock-based compensation expense as of December 31, 2022.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share. The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2023, two shares of the Company’s Series N preferred stock were converted into 80 shares of the Company’s common stock. No shares of the Company’s Series N preferred stock were converted during 2022.

Stock-Based Compensation Plans

At December 31, 2023, the Company had four active stock-based compensation plans which are described below. The fourth of these plans received approval at the Company’s 2022 Annual Meeting of Shareholders, and replaces the 2016 Plan for awards made after June 8, 2022.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. During 2022 options to purchase 100,000 shares were granted to the Company’s executive and independent directors as part of their annual compensation. No awards under this plan were granted during 2023.

2010 Plan	2023	2022
Options outstanding, beginning of year	243,750	331,250
Options granted	—	100,000
Options exercised	(5,000)	(147,500)
Options forfeited	—	(40,000)
Options outstanding, end of year	238,750	243,750

The outstanding options vest over four years at exercise prices ranging from $0.40 to $2.77 per share.

Other Options Issued

In 2021, the Company’s Board approved the issuance of options to purchase 150,000 shares at an exercise price of $1.78 to certain accredited personnel. In 2020, the Company’s Board approved the issuance of options to purchase 90,000 shares at an exercise price of $1.41 to certain accredited personnel. Shares issued upon exercise of these options are not registered for public sale. No awards under this plan were granted during 2023 or 2022.

Other Options	2023	2022
Options outstanding, beginning of year	383,125	404,375
Options issued	—	—
Options exercised	—	(21,250)
Options forfeited	—	—
Options outstanding, end of year	383,125	383,125

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

2016 Plan	2023	2022
Options outstanding, beginning of year	1,255,975	1,457,663
Options granted	—	35,000
Options exercised	(91,750)	(170,375)
Options forfeited	(84,375)	(66,313)
Options outstanding, end of year	1,079,850	1,255,975

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $3.33 per share.

2022 Heritage Global Inc. Equity Incentive Plan

In 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022. In 2023 and 2022, the Company issued options to purchase 470,000 and 144,500 shares of common stock to certain of the Company's employees under this plan, respectively.

2022 Plan	2023	2022
Options outstanding, beginning of year	144,500	—
Options granted	470,000	144,500
Options exercised	(5,375)	—
Options forfeited	(45,500)	—
Options outstanding, end of year	563,625	144,500

The outstanding options under the 2022 Plan vest over four years at exercise prices ranging from $1.60 to $3.55 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options was $0.8 million in 2023 and $0.4 million in 2022. These amounts were recorded in selling, general and administrative expense in both years. During 2023 and 2022, options to purchase 102,125 and 339,125 shares were exercised, respectively. The tax benefit recognized by the Company related to these option exercises was approximately $2.6 million in 2023, as compared to $0.5 million recognized in 2022.

In connection with the stock option grants during 2023 and 2022, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2023	2022
Risk-free interest rate	4%	2% - 3%
Expected life (years)	7	6
Expected volatility	65%	70%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options:

	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,027,350	$1.38	2,193,288	$1.23
Granted	470,000	$2.91	279,500	$1.62
Exercised	(102,125)	$0.86	(339,125)	$0.50
Forfeited	(129,875)	$1.72	(106,313)	$1.79
Outstanding at end of year	2,265,350	$1.71	2,027,350	$1.38

Options exercisable at year end	1,275,225	$1.02	1,023,975	$0.97

Weighted-average fair value of options granted during the year		$2.91		$1.62

As of December 31, 2023, the Company had unvested options for the purchase of 990,125 shares with a weighted average grant date fair value of $2.38 per share. As of December 31, 2022, the Company had unvested options for the purchase of 1,003,375 shares with a weighted average grant date fair value of $1.80 per share.

As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested stock options was $1.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The total fair value of options vesting during 2023 and 2022 was $0.6 million and $0.7 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding as of December 31, 2023:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.40 to $ 0.53	446,600	3.2	$0.45	446,600	3.2	$0.45
$ 0.70 to $ 0.85	288,125	5.6	$0.77	280,625	5.6	$0.77
$ 1.37 to $ 1.90	808,125	7.6	$1.67	388,000	7.4	$1.65
$ 2.49 to $ 3.55	722,500	8.5	$2.91	160,000	7.1	$2.85
	2,265,350			1,275,225

At December 31, 2023 and 2022, the aggregate intrinsic value of exercisable options was $2.0 million and $1.5 million, respectively.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares are subject to certain restrictions on transfer and a right of repurchase over five years, which ended on May 31, 2023. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $21,500 and $51,600 for the years ended December 31, 2023 and 2022, respectively. The unrecognized stock-based compensation expense as of December 31, 2022 was approximately $21,500 and there was no unrecognized stock-based compensation expense as of December 31, 2023.

On March 30, 2021, the Company and Scott West entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. West’s separation from the Company was effective on March 31, 2021. On April 8, 2021, the Company granted 25,000 shares of the Company’s restricted common stock, which will be forfeited to the Company during the two years following the effective date of the Separation Agreement in the event Mr. West breaches the terms of the Separation Agreement. In addition, the Separation Agreement provides for customary mutual releases by the Company and Mr. West, and the Separation Agreement includes confidentiality, non-disparagement and other obligations. The full amount of the restricted common stock was expensed as of March 31, 2021 and all restrictions were removed on April 8, 2023.

On August 3, 2022, the Company granted 115,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. Of the shares of Company restricted common stock granted during 2022, 40,000 shares were granted with a vesting term that was completed prior to the grant date due to a delay in the Company’s ability to grant such shares, and the remaining 75,000 shares vested in full on March 31, 2023. We determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $1.58 per share, was $44,400 and $124,600 for the years ended December 31, 2023 and 2022, respectively. The unrecognized stock-based compensation expense as of December 31, 2022, was approximately $44,000 and there was no unrecognized stock-based compensation expense as of December 31, 2023.

On March 1, 2023, the Company granted 97,290 shares of Company restricted common stock to employees under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vested on March 1, 2024.

On March 31, 2023, the Company granted 90,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. The shares will vest in full on March 31, 2024. We determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $2.87 per share, was $175,800 for the year ended December 31, 2023. The unrecognized stock-based compensation expense as of December 31, 2023, was approximately $39,500.

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

The following table sets forth operating income information for the Company's reportable segments (in thousands):

	Year Ended December 31,
	2023	2022
Industrial Assets Division:
Auction and Liquidation	$4,918	$7,979
Refurbishment & Resale	2,847	1,187
Total divisional operating income	7,765	9,166

Financial Assets Division:
Brokerage	8,946	4,709
Specialty Lending	1,862	1,213
Total divisional operating income	10,808	5,922

Corporate & other operating loss	(4,254)	(3,968)

Consolidated operating income	$14,319	$11,120