Form 10-Q
period 2024-03-31
Heritage Global Inc.
filed 2024-05-09
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 2024, there were 37,341,185 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,577	$12,279
Accounts receivable (net of allowance for credit losses of $126 in 2024 and $132 in 2023)	1,558	1,910
Current portion of notes receivable (net of allowance for credit losses of $643 in 2024 and $650 in 2023)	6,514	6,581
Inventory – equipment	4,735	5,074
Other current assets	490	448
Total current assets	28,874	26,292
Non-current portion of notes receivable, net	10,698	10,890
Equity method investments	20,271	21,361
Right-of-use assets	2,377	2,539
Property and equipment, net	1,684	1,705
Intangible assets, net	3,655	3,753
Goodwill	7,446	7,446
Deferred tax assets	8,637	9,115
Other assets	64	67
Total assets	$83,706	$83,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,564	$7,237
Payables to sellers	6,816	4,975
Current portion of third party debt	1,765	1,733
Current portion of lease liabilities	779	789
Total current liabilities	13,924	14,734
Non-current portion of third party debt	5,040	5,495
Non-current portion of lease liabilities	1,710	1,859
Total liabilities	20,674	22,088

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of March 31, 2024 and December 31, 2023; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,336,392 and 37,157,616 shares as of March 31, 2024 and December 31, 2023, respectively; and outstanding 36,940,217 and 36,761,441 shares as of March 31, 2024 and December 31, 2023, respectively	373	372
Additional paid-in capital	294,674	294,522
Accumulated deficit	(231,227)	(233,026)
Treasury stock at cost, 396,175 shares as of March 31, 2024 and December 31, 2023	(794)	(794)
Total stockholders’ equity	63,032	61,080
Total liabilities and stockholders’ equity	$83,706	$83,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Services revenue	$8,983	$10,245
Asset sales	3,178	6,367
Total revenues	12,161	16,612

Operating costs and expenses:
Cost of services revenue	1,480	2,340
Cost of asset sales	2,411	4,335
Selling, general and administrative	6,358	6,300
Depreciation and amortization	141	120
Total operating costs and expenses	10,390	13,095
Earnings of equity method investments	787	377
Operating income	2,558	3,894
Interest expense, net	(92)	(68)
Income before income tax expense	2,466	3,826
Income tax expense	667	997
Net income	$1,799	$2,829

Weighted average common shares outstanding – basic	36,592,801	36,005,150
Weighted average common shares outstanding – diluted	37,367,268	37,334,459
Net income per share – basic	$0.05	$0.08
Net income per share – diluted	$0.05	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080
Issuance of common stock from stock option awards	—	—	1,200	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Issuance of restricted common stock	—	—	177,576	1	(76)	—	—	—	(75)
Net income	—	—	—	—	—	1,799	—	—	1,799
Balance as of March 31, 2024	563	$6	37,336,392	$373	$294,674	$(231,227)	396,175	$(794)	$63,032

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	243,468	$(395)	$48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Balance as of January 1, 2023 (as adjusted for change in accounting principle)	565	6	36,932,177	369	293,589	(245,501)	243,468	(395)	48,068
Issuance of common stock from stock option awards	—	—	31,191	—	5	—	—	—	5
Issuance of restricted common stock	—	—	134,592	2	150	—	—	—	152
Stock-based compensation expense	—	—	—	—	179	—	—	—	179
Net income	—	—	—	—	—	2,829	—	—	2,829
Balance as of March 31, 2023	565	$6	37,097,960	$371	$293,923	$(242,672)	243,468	$(395)	$51,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,799	$2,829
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	3	34
Earnings of equity method investments	(787)	(377)
Noncash credit loss expense	(2)	102
Noncash lease expense	162	159
Depreciation and amortization	141	120
Deferred taxes	478	816
Stock-based compensation expense	228	179
Changes in operating assets and liabilities:
Accounts receivable	347	(322)
Inventory – equipment	339	1,127
Other current assets	(39)	(26)
Accounts payable and accrued liabilities	(2,674)	(687)
Payables to sellers	1,841	5,145
Lease liabilities	(160)	(154)
Net cash provided by operating activities	1,676	8,945

Cash flows from investing activities:
Investment in notes receivable	(2,256)	(13,221)
Payments received on notes receivable	2,520	1,071
Cash received on transfer of notes receivable to partners	—	4,613
Investment in equity method investments	(193)	(512)
Return of investment in equity method investments	1,283	975
Cash distributions from equity method investments	787	377
Purchase of property and equipment	(22)	(89)
Net cash provided by (used in) investing activities	2,119	(6,786)

Cash flows from financing activities:
Proceeds from debt payable to third parties	—	3,400
Repayment of debt payable to third parties	(422)	(2,403)
Proceeds from issuance of common stock from stock option awards	—	5
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(75)	(95)
Net cash (used in) provided by financing activities	(497)	907
Net increase in cash and cash equivalents	3,298	3,066
Cash and cash equivalents as of beginning of period	12,279	12,667
Cash and cash equivalents as of end of period	$15,577	$15,733

Supplemental cash flow information:
Cash paid for taxes	$(1)	$—
Cash paid for interest	$92	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. ("HG") together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), Heritage Global Capital LLC (“HGC”), and Heritage ALT LLC (“ALT”). These entities, collectively, are referred to as "the Company,” "us" “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HG exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these condensed financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024 (the “Form 10-K”).

The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of December 31, 2023, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“2022 Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June of 2025. As of March 31, 2024, the Company had approximately $3.2 million in remaining aggregate dollar value of shares that may be purchased under the program. There were no shares repurchased in the open market for the three months ended March 31, 2024.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended March 31, 2024 and 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.3 million as of March 31, 2024 and $0.5 million as of December 31, 2023 and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Specialty Lending - Concentration and credit risk

As of March 31, 2024, the Company held a gross balance of investments in notes receivable of $37.3 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $23.4 million, or 63% as of March 31, 2024, as compared to 62% as of December 31, 2023. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $23.4 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

From inception of the specialty lending program through March 31, 2024, the Company has incurred no actual credit losses.

Accounts receivable

The Company carries accounts receivable at the face amounts less an allowance for estimated credit losses. The Company estimates its reserve for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts.

The Company only extends credit to entities and institutions of significance, such as well-known academic and financial institutions and U.S. government agencies. Consequently, historical accounts receivable credit losses are nearly zero, which provides the starting point for management’s assessment of the reserve for credit losses for its accounts receivable. The Company estimates its expected credit losses for accounts receivable based on historical credit loss experience, its assessment of current conditions, and other relevant available information from internal and external sources on a quarterly basis.

As of March 31, 2024 and December 31, 2023, the reserve for credit losses related to accounts receivable was approximately $0.1 million.

Notes receivable

Under ASC 326, the Company evaluates notes receivable as a single pool, for individual notes receivable and borrowers with similar risk characteristics. Notes receivable and borrowers that do not share risk characteristics are evaluated on an individual basis. Management estimates the reserve balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience typically provides the basis for an estimation of expected credit losses; however, the Company lacks sufficient data upon which to base a historical estimation.

Additionally, since the Company began recording notes receivable on the condensed consolidated balance sheets, the Company has recorded no actual credit losses to notes receivable.

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company, under ASC 326, estimates its reserve using external credit loss experience data. Management observes that the Company's notes receivable are similar in character to transactions undertaken by smaller banking institutions. The Company estimates its expected credit losses based on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined under ASC 326 that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments.

As of March 31, 2024, the SCALE rate was 1.3861% and the Company's credit loss allowance rate specific to notes receivable was 3.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of March 31, 2024 and December 31, 2023, the Company's allowance for credit losses related to notes receivable outstanding was $0.6 million and $0.7 million, respectively. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the joint ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of March 31, 2024, the SCALE rate was 1.3861% and the credit loss allowance rate specific to equity method investments was 4.4%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of March 31, 2024 and December 31, 2023, the Company's allowance for credit losses related to its equity method investments was $0.9 million.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the three months ended March 31, 2024, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of March 31, 2024 and December 31, 2023, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios. As of March 31, 2024 and December 31, 2023, the Company’s outstanding notes receivables, net of unamortized deferred fees and costs on originated loans, and adjusted for the reserve for credit losses was $17.2 million and $17.5 million, respectively. The activity during the three months ended March 31, 2024 includes the additional investment in notes receivable of approximately $2.3 million, which was offset by principal payments made by borrowers of approximately $2.5 million.

The table below shows the Company’s lending activity as of March 31, 2024 (in thousands):

March 31, 2024
Notes receivable as of December 31, 2023	$18,262
Investment in notes receivable	2,256
Transfer of notes	—
Principal repayments	(2,520)
Notes receivable, as of March 31, 2024	17,998
Deferred financing fees and costs, net	(143)
Allowance for credit loss	(643)
Notes receivable, net, March 31, 2024	$17,212

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the three months ended March 31, 2024, the Company recorded no material adjustments to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was approximately $0.6 million and $0.7 million, respectively.

Note 5 – Stock-based Compensation

As of March 31, 2024, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2023 contained in the Company’s Form 10-K.

At the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaced the Heritage Global Inc. 2016 Plan, and authorized the issuance of an aggregate of 3.5 million shares of common stock for awards made after June 8, 2022.

Stock Options

During the three months ended March 31, 2024, the Company issued options to purchase 20,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 12,750 options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2023	2,265,350	$1.71	6.8	$3,059
Granted	20,000	$2.93
Exercised	(3,750)	$1.87
Forfeited	(12,750)	$1.87
Outstanding as of March 31, 2024	2,268,850	$1.72	6.5	$2,322

Options exercisable as of March 31, 2024	1,363,975	$1.25	5.4	$1,936

The Company recognized stock-based compensation expense related to common stock options of $0.1 million for both the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was approximately $1.3 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 2.3 years.

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addendum to the Employment Agreements of David Ludwig and Tom Ludwig. The shares were subject to certain restrictions on transfer and a right of repurchase over five years. The shares vested in full on May 31, 2023.

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

On March 1, 2023, the Company granted 97,290 shares of Company restricted common stock to employees under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vested in full on March 1, 2024.

On March 31, 2023, the Company granted 75,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vested in full on March 31, 2024. During the quarter ended March 31, 2024, the Company canceled 15,000 restricted stock awards in connection with the resignation of a member of the Company's Board of Directors.

On April 1, 2023, the Company granted 15,000 shares of Company restricted common stock to one non-executive director under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vested in full on April 1, 2024.

On March 7, 2024, the Company granted 128,044 shares of Company restricted common stock to employees under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on March 7, 2025.

On March 7, 2024, the Company granted 75,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. The restricted stock shares vest on March 7, 2025.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.1 million for both the three months ended March 31, 2024 and 2023. The unrecognized stock-based compensation expense as of March 31, 2024 was approximately $0.5 million.

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the three months ended March 31, 2024, the Company recorded no material adjustments for its share of the joint venture’s reduction to the provision for credit losses. As of March 31, 2024, the Company's share of the allowance for credit losses was approximately $0.9 million, which was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of March 31, 2024, the Company has incurred no actual credit losses through its equity method investments.

Based on the nature of our equity method investments, the joint venture entities' revenues and gross profit are not materially different and furthermore, operating income and net income have no material differences. The table below details the Company’s joint venture revenues and earnings during the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Revenues and gross profit:
KNFH LLC	$—	$440
DHC8 LLC	321	445
KNFH II LLC	—	—
HGC Origination I LLC and HGC Funding I LLC	1,140	1,297
HGC MPG Funding LLC	1,241	—
Total revenues and gross profit	$2,702	$2,182

Operating income (loss) and net income (loss):
KNFH LLC	—	(10)
DHC8 LLC	268	378
KNFH II LLC	(44)	—
HGC Origination I LLC and HGC Funding I LLC	1,134	1,304
HGC MPG Funding LLC	1,241	—
Total operating income and net income	$2,599	$1,672

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Assets:
KNFH LLC	$—	$292
DHC8 LLC	4,700	7,061
KNFH II LLC	8,306	8,150
HGC Origination I LLC and HGC Funding I LLC	27,174	28,389
HGC MPG Funding LLC	36,413	38,081
Total assets	$76,593	$81,973

Liabilities:
KNFH LLC	$—	$289
DHC8 LLC	1,080	1,102
KNFH II LLC	4,000	4,000
HGC Origination I LLC and HGC Funding I LLC	1,244	10
HGC MPG Funding LLC	—	—
Total liabilities	$6,324	$5,401

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For the three months ended March 31, 2024 and 2023, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended March 31,
	2024	2023
Basic weighted average shares outstanding	36,592,801	36,005,150
Treasury stock effect of common stock options and restricted stock awards	774,467	1,329,309
Diluted weighted average common shares outstanding	37,367,268	37,334,459

For the three months ended March 31, 2024 and 2023, there were potential common shares of 0.2 million and 0.3 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

Note 8 – Leases

The Company leases office and warehouse space in four locations: Del Mar, California, Hayward, California, San Diego, California and Edwardsville, Illinois. The Company determined that all of its lease arrangements are classified as operating leases.

On August 12, 2022, the Company entered into an agreement with Liberty Industrial Park, LLC pursuant to which the Company leases 6,627 square feet of industrial space in San Diego, California. The commencement date of the lease was September 1, 2022. It provides for an initial monthly base rent of $11,266, which increases on an annual basis to $13,180 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas.

On June 1, 2023, the Company amended its Edwardsville office building lease with David Ludwig, extending the term of the agreement to May 31, 2027 and setting rent amounts for the new term. It provides for an initial monthly base rent of $9,412, which increases on an annual basis to $9,914 per month in the final year.

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Right-of-use assets:
Del Mar, CA	$147	$186
Hayward, CA	1,455	1,525
San Diego, CA	447	477
Edwardsville, IL	328	351
Total right-of-use assets	$2,377	$2,539

Lease liabilities
Del Mar, CA	$161	$203
Hayward, CA	1,527	1,594
San Diego, CA	470	498
Edwardsville, IL	331	353
Total lease liabilities	$2,489	$2,648

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022 and June 1, 2023, the Company’s incremental borrowing rate was 5.50% and 7.25%, respectively. The weighted average remaining lease term for operating leases is 3.9 years and the weighted average discount rate is 5.35% as of March 31, 2024.

Lease expense is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2024 and March 31, 2023, lease expense was approximately $0.2 million. As of March 31, 2024, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2024 (remainder of year from April 1, 2024 to December 31, 2024)	$594
2025	661
2026	649
2027	543
2028	299
Total undiscounted future minimum lease payments	2,746
Less: imputed interest	(257)
Present value of lease liabilities	$2,489

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

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		March 31,
	(years)	2023	Amortization	2024
Amortizable intangible assets:
Trade Name (HGP)	0.8	$128	$(32)	$96
Trade Name (ALT)	17.4	575	(8)	567
Vendor Relationship (ALT)	2.4	613	(58)	556
Total amortizable intangible assets		1,316	(98)	1,218

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$3,753	$(98)	$3,655

Amortization expense during the three months ended March 31, 2024 and 2023 was $0.1 million. The Company estimates that the residual value for intangible assets is not significant.

As of March 31, 2024, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2024 (remainder of year from April 1, 2024 to December 31, 2024)	$293
2025	263
2026	186
2027	32
2028	32
Thereafter	412
Total estimated amortization expense	$1,218

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the three months ended March 31, 2024.

Note 10 – Debt

Outstanding debt as of March 31, 2024 and December 31, 2023 is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Current:
ALT Note	$515	$511
2021 Credit Facility	-	-
2023 Credit Facility	1,250	1,222
Total third party debt, current	1,765	1,733

Non-current:
ALT Note	265	395
2023 Credit Facility	4,775	5,100
Total third party debt, non-current	5,040	5,495

Total third party debt	$6,805	$7,228

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

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Modification Agreement modifies the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective six months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of March 31, 2024, the Company was in compliance with all financial and negative covenants. As of March 31, 2024, there was no outstanding balance on the 2021 Credit Facility.

The Company's weighted average interest rate on short-term borrowings as of March 31, 2024 and December 31, 2023 was 8.75% and 9.51%, respectively.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of March 31, 2024 was $0.8 million.

2023 Credit Facility

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provides for a new $7.0 million term loan (the "Term Loan") which is repayable in monthly installments of principal and interest until the maturity date of April 27, 2028. The Company determines the current portion of the Term Loan to be the amount of principal owed in the next 12 months. The Term Loan sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 0.250%. Additionally, the Term Loan provides that in the event of prepayment the Company shall pay the Lender a prepayment fee during the first year equal to twelve months of interest (less interest actually paid). The Company is the borrower under the Term Loan and is permitted to use the proceeds of the Term Loan solely for its business operations. The Term Loan is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company. Specifically, the Term Loan is secured by the building currently used by ALT in East Lyme, CT. As of March 31, 2024, the Company was in compliance with all financial and negative covenants. The outstanding balance of the Term Loan as of March 31, 2024 was $6.0 million, of which $1.2 million was classified as "current" and $4.8 million was classified as "non-current."

Note 11 – Income Taxes

At March 31, 2024, the Company has aggregate federal net operating loss carry forwards of $50.0 million. These net operating loss carry forwards begin to expire in 2024. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. As of both March 31, 2024 and December 31, 2023, the Company's valuation allowance against its deferred tax assets was approximately $2.2 million.

Note 12 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for both three-month periods ended March 31, 2024 and 2023 was approximately $28,000, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 13 – Segment Information

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Industrial Assets Division:
Auction and Liquidation	$796	$1,468
Refurbishment & Resale	16	1,101
Total divisional operating income	812	2,569

Financial Assets Division:
Brokerage	2,067	2,045
Specialty Lending	865	477
Total divisional operating income	2,932	2,522

Corporate operating expense & other income	(1,186)	(1,197)

Consolidated operating income	$2,558	$3,894

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three-month period ended March 31, 2024 and 2023, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of March 31, 2024.

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

(4) Refurbishment and Resale.

(5) Brokerage.

(6) Specialty Lending.

Specialty Lending - Concentration and credit risk

As of March 31, 2024, we held a gross balance of investments in notes receivable of $37.3 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $23.4 million, or 63% as of March 31, 2024, as compared to 62% as of December 31, 2023. We do not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $23.4 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

We mitigate this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. We engage in a due diligence process that leverages our valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, we are entitled to call the unpaid interest and principal balances and receive all net collections directly. We may also recover our investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through our Brokerage segment. In certain cases, our recovery options may be subject to concurrence of the originator or other prior holder of the assets. From inception of the specialty lending program through March 31, 2024, we have incurred no actual credit losses.

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

Our business strategy in the Specialty Lending and Auction and Liquidation segments includes the option of partnering with one or more additional purchasers or lenders, pursuant to a partnership, joint venture or limited liability company agreement (collectively, “Joint Ventures”). These Joint Ventures give us access to more opportunities, help to mitigate some of the competition from the market’s larger participants, and contribute to our objective to be the leading resource for clients requiring financial and industrial asset solutions.

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $151.7 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $65.2 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding of approximately 20% or more based on established terms of the loans funded and performance of collections. As of March 31, 2024, our total balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $35.9 million, of which $17.2 million is classified as Notes Receivable and $18.7 million is classified as Equity Method Investments.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There have been no changes to these policies in the three months ended March 31, 2024.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $15.0 million and $11.6 million as of March 31, 2024 and December 31, 2023, respectively.

Our current assets as of March 31, 2024 increased to $28.9 million compared to $26.3 million as of December 31, 2023. This change was primarily due to an increase in cash of $3.3 million, partially offset by a decrease in inventory of $0.4 million and a decrease in accounts receivable of $0.3 million. Our current liabilities as of March 31, 2024 decreased to $13.9 million compared to $14.7 million as of December 31, 2023. The most significant change was a decrease to accounts payable and accrued liabilities of $2.6 million, partially offset by an increase of $1.8 million in our payables to sellers due to the timing of certain asset liquidation settlements.

During the three months ended March 31, 2024, our primary source of cash was cash on hand and cash provided by operating activities. Cash disbursements during the three months ended March 31, 2024 consisted primarily of investments in notes receivable of $2.3 million and payment of operating expenses of $2.7 million.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, any amounts borrowed under our 2021 Credit Facility, and the Term Loan. The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of March 31, 2024, we had an outstanding balance of $0.8 million on the ALT Note.

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), by and between the Company and C3 Bank. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. We are permitted to use the proceeds of the loan solely for our business operations. As of March 31, 2024, there was no outstanding balance on the 2021 Credit Facility.

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provides for a new $7.0 million term loan (the "Term Loan"). The Company is permitted to use the proceeds of the Term Loan solely for its business operations. The maturity date of the Term Loan is April 27, 2028. The Term Loan sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 0.25% and a floor of no less than 6.5%. The Term Loan requires we pay monthly installments over a 5-year term with adjustments for changes in the variable interest rate. As of March 31, 2024, we had an outstanding balance of $6.0 million on the Term Loan.

Capital Resources

As of March 31, 2024 and December 31, 2023, we had stockholders’ equity of $63.0 million and $61.1 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents as of March 31, 2024 were $15.6 million as compared to $12.3 million as of December 31, 2023, an increase of approximately $3.3 million.

Cash From Operating Activities

Cash provided by operations was $1.7 million during the three months ended March 31, 2024 as compared to $8.9 million during the same period in 2023. The approximate $7.2 million change was primarily attributable to a decrease in operating assets and liabilities of $5.4 million and a decrease of $1.8 million in net income adjusted for noncash items during the three months ended March 31, 2024 as compared to the same period in 2023.

The changes in operating assets and liabilities during the three months ended March 31, 2024 as compared to the same period in 2023 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash From Investing Activities

Cash provided by investing activities during the three months ended March 31, 2024 was $2.1 million compared to cash used in investing activities of $6.8 million during the same period in 2023.

Cash provided by investing activities during the three months ended March 31, 2024 consisted primarily of payments received on notes receivable of $2.5 million and return of investment and cash distributions received from equity method investments of $2.1 million. Cash provided by investing activities during the three months ended March 31, 2024 was offset by cash used in investing activities primarily of investments in notes receivable of $2.3 million and equity method investments of $0.2 million.

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

Cash From Financing Activities

Cash used in financing activities was approximately $0.5 million during the three months ended March 31, 2024 compared to cash provided by financing activities of $0.9 million during the three months ended March 31, 2023. Financing activities during the three months ended March 31, 2024 consisted primarily of $0.3 million in repayments of our Term Loan and $0.1 million in repayments to our ALT Note. Financing activities during the three months ended March 31, 2023 consisted primarily of $3.4 million in proceeds from draws on our 2021 Credit Facility, offset by $2.3 million repayment to our 2021 Credit Facility and $0.1 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percent
Revenues:
Services revenue	$8,983	$10,245	(1,262)	(12)%
Asset sales	3,178	6,367	(3,189)	(50)%
Total revenues	12,161	16,612	(4,451)	(27)%

Operating costs and expenses:
Cost of services revenue	1,480	2,340	(860)	(37)%
Cost of asset sales	2,411	4,335	(1,924)	(44)%
Selling, general and administrative	6,358	6,300	58	1%
Depreciation and amortization	141	120	21	18%
Total operating costs and expenses	10,390	13,095	(2,705)	(21)%
Earnings of equity method investments	787	377	410	109%
Operating income	2,558	3,894	(1,336)	(34)%
Interest expense, net	(92)	(68)	(24)	35%
Income before income tax expense	2,466	3,826	(1,360)	(36)%
Income tax expense	667	997	(330)	(33)%
Net income	$1,799	$2,829	$(1,030)	(36)%

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

The following table sets forth operating income for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Industrial Assets Division:
Auction and Liquidation	$796	$1,468
Refurbishment & Resale	16	1,101
Total divisional operating income	812	2,569

Financial Assets Division:
Brokerage	2,067	2,045
Specialty Lending	865	477
Total divisional operating income	2,932	2,522

Corporate operating expense & other income	(1,186)	(1,197)

Consolidated operating income	$2,558	$3,894

Three-Month Period Ended March 31, 2024 Compared to Three-Month Period Ended March 31, 2023

Revenues and cost of revenues – Revenues were $12.2 million during the three months ended March 31, 2024 compared to $16.6 million during the same period in 2023. Costs of services revenue and asset sales were $3.9 million during the three months ended March 31, 2024 compared to $6.7 million during the same period in 2023. The gross profit of these items was $8.3 million during the three months ended March 31, 2024 compared to $9.9 million during the same period in 2023, a decrease of approximately $1.6 million, or approximately 16%. The decrease in gross profit in the first quarter of 2024 compared to the first quarter of 2023 is primarily due to a significant one-time principal auction transaction in our Industrial Asset Division in the first quarter of 2023, as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.4 million during the three months ended March 31, 2024 compared to $6.3 million during the same period in 2023.

Significant components of selling, general and administrative expense for the three months ended March 31, 2024 and 2023 are shown below (in thousands):

	Three Months Ended March 31,
	2024	2023	% change
Compensation
Auction and liquidation	$1,290	$1,443	(11)%
Refurbishment and resale	595	505	18%
Brokerage	1,431	1,770	(19)%
Specialty lending	515	210	145%
Corporate and other	648	623	4%
Stock-based compensation	228	179	27%
Board of Directors fees	78	72	8%
Accounting, tax and legal professional fees	503	339	48%
Insurance	156	131	19%
Occupancy	309	318	(3)%
Travel and entertainment	179	278	(36)%
Advertising and promotion	155	115	35%
Information technology support	136	93	46%
Provision for credit losses	(12)	102	(112)%
Other	147	122	20%
Total selling, general & administrative expense	$6,358	$6,300	1%

Selling, general and administrative expense during the first quarter of 2024 were generally consistent with selling, general and administrative expense during the first quarter of 2023.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2024 and the same period in 2023, which consisted primarily of amortization expense related to intangible assets.

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

	Three Months Ended March 31,
	2024	2023
Net income	$1,799	$2,829
Add back:
Depreciation and amortization	141	120
Interest expense, net	92	68
Income tax expense	667	997
EBITDA	2,699	4,014

Management add back:
Stock based compensation	228	179
Adjusted EBITDA	$2,927	$4,193

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Heritage Global Inc.

Date: May 9, 2024	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)