Form 10-Q
period 2024-09-30
Heritage Global Inc.
filed 2024-11-07
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2024, there were 37,341,185 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$26,571	$12,279
Accounts receivable (net of allowance for credit losses of $130 in 2024 and $132 in 2023)	877	1,910
Current portion of notes receivable (net of allowance for credit losses of $422 in 2024 and $650 in 2023)	3,959	6,581
Inventory – equipment	4,721	5,074
Other current assets	833	448
Total current assets	36,961	26,292
Non-current portion of notes receivable, net	7,337	10,890
Equity method investments	21,447	21,361
Right-of-use assets	2,381	2,539
Property and equipment, net	1,692	1,705
Intangible assets, net	3,460	3,753
Goodwill	7,446	7,446
Deferred tax assets	7,740	9,115
Other assets	64	67
Total assets	$88,528	$83,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,268	$7,237
Payables to sellers	13,125	4,975
Current portion of third party debt	525	1,733
Current portion of lease liabilities	802	789
Total current liabilities	20,720	14,734
Non-current portion of third party debt	—	5,495
Non-current portion of lease liabilities	1,681	1,859
Total liabilities	22,401	22,088

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of September 30, 2024 and December 31, 2023; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,341,185 and 37,157,616 shares as of September 30, 2024 and December 31, 2023, respectively; and outstanding 36,343,561 and 36,761,441 shares as of September 30, 2024 and December 31, 2023, respectively	373	372
Additional paid-in capital	295,241	294,522
Accumulated deficit	(227,641)	(233,026)
Treasury stock at cost, 997,624 and 396,175 shares as of September 30, 2024 and December 31, 2023, respectively	(1,852)	(794)
Total stockholders’ equity	66,127	61,080
Total liabilities and stockholders’ equity	$88,528	$83,168

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Services revenue	$8,063	$9,985	$25,527	$30,040
Asset sales	2,347	5,566	9,067	15,221
Total revenues	10,410	15,551	34,594	45,261

Operating costs and expenses:
Cost of services revenue	1,735	2,423	4,665	6,570
Cost of asset sales	1,458	3,413	6,140	9,683
Selling, general and administrative	5,686	6,806	18,390	19,546
Depreciation and amortization	152	132	440	373
Total operating costs and expenses	9,031	12,774	29,635	36,172
Earnings of equity method investments	100	(8)	2,622	675
Operating income	1,479	2,769	7,581	9,764
Interest income (expense), net	17	(56)	(183)	(225)
Income before income tax expense	1,496	2,713	7,398	9,539
Income tax expense	407	736	2,013	1,954
Net income	$1,089	$1,977	$5,385	$7,585

Weighted average common shares outstanding – basic	36,576,931	36,742,018	36,641,820	36,675,838
Weighted average common shares outstanding – diluted	37,189,029	37,647,321	37,292,200	37,605,363
Net income per share – basic	$0.03	$0.05	$0.15	$0.21
Net income per share – diluted	$0.03	$0.05	$0.14	$0.20

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080
Issuance of common stock from stock option awards	—	—	1,200	—	—	—	—	—	—
Issuance of restricted common stock	—	—	177,576	1	(76)	—	—	—	(75)
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Net income	—	—	—	—	—	1,799	—	—	1,799
Balance as of March 31, 2024	563	6	37,336,392	373	294,674	(231,227)	396,175	(794)	63,032
Issuance of common stock from stock option awards	—	—	4,793	—	(6)	—	—	—	(6)
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	290	—	—	—	290
Net income	—	—	—	—	—	2,497	—	—	2,497
Balance as of June 30, 2024	563	6	37,341,185	373	294,958	(228,730)	396,175	(794)	65,813
Issuance of common stock from stock option awards	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	283	—	—	—	283
Repurchase of common stock	—	—		—	—	—	601,449	(1,058)	(1,058)
Net income	—	—	—	—	—	1,089	—	—	1,089
Balance as of September 30, 2024	563	$6	37,341,185	$373	$295,241	$(227,641)	997,624	$(1,852)	$66,127

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	243,468	$(395)	$48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Balance as of January 1, 2023 (as adjusted for change in accounting principle)	565	6	36,932,177	369	293,589	(245,501)	243,468	(395)	48,068
Issuance of common stock from stock option awards	—	—	31,191	—	5	—	—	—	5
Issuance of restricted common stock	—	—	134,592	2	150	—	—	—	152
Stock-based compensation expense	—	—	—	—	179	—	—	—	179
Net income	—	—	—	—	—	2,829	—	—	2,829
Balance as of March 31, 2023	565	6	37,097,960	371	293,923	(242,672)	243,468	(395)	51,233
Issuance of common stock from stock option awards	—	—	32,111	—	5	—	—	—	5
Issuance of restricted common stock	—	—	15,000	—	—	—	—	—	—
Issuance of common stock due to conversion of Series N Preferred stock	(2)	—	80	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Net income	—	—	—	—	—	2,779	—	—	2,779
Balance as of June 30, 2023	563	6	37,145,151	371	294,156	(239,893)	243,468	(395)	54,245
Issuance of common stock from stock option awards	—	—	6,773	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	175	—	—	—	175
Net income	—	—	—	—	—	1,977	—	—	1,977
Balance as of September 30, 2023	563	$6	37,151,924	$372	$294,331	$(237,916)	243,468	$(395)	$56,398

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$5,385	$7,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees	(77)	76
Earnings of equity method investments	(2,622)	(675)
Noncash credit loss (recovery) expense	(228)	632
Noncash lease expense	484	483
Depreciation and amortization	440	373
Deferred taxes	1,375	1,170
Stock-based compensation expense	801	582
Changes in operating assets and liabilities:
Accounts receivable	1,032	(1,910)
Inventory – equipment	353	173
Other current assets	(382)	428
Accounts payable and accrued liabilities	(965)	(2,869)
Payables to sellers	8,150	6,996
Lease liabilities	(492)	(469)
Net cash provided by operating activities	13,254	12,575

Cash flows from investing activities:
Investment in notes receivable	(5,047)	(27,636)
Payments received on notes receivable	9,039	6,147
Cash received on transfer of notes receivable to partners	—	8,851
Investment in equity method investments	(343)	(6,465)
Return of investment in equity method investments	2,744	4,124
Cash distributions from equity method investments	2,622	675
Purchase of property and equipment	(134)	(237)
Net cash provided by (used in) investing activities	8,881	(14,541)

Cash flows from financing activities:
Proceeds from debt payable to third parties	—	13,000
Repayment of debt payable to third parties	(6,704)	(8,039)
Proceeds from issuance of common stock from stock option awards	—	36
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(81)	(120)
Repurchase of common stock	(1,058)	—
Net cash (used in) provided by financing activities	(7,843)	4,877
Net increase in cash and cash equivalents	14,292	2,911
Cash and cash equivalents as of beginning of period	12,279	12,667
Cash and cash equivalents as of end of period	$26,571	$15,578

Supplemental cash flow information:
Cash paid for taxes, net	$682	$547
Cash paid for interest	$326	$323
Noncash transfer of notes receivable to equity method investments	$2,487	$—
Noncash change in lease liabilities and right-of-use assets	$327	$405

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

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

The results of operations for the nine-month period ended September 30, 2024 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of December 31, 2023, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June 2025. On September 13, 2024 the Company's Board of Directors approved an amendment to the Repurchase Program which increased the authorized aggregate amount of common shares the Company may repurchase to an aggregate of $6.0 million in common shares. The Company repurchased 601,449 shares in the open market for a purchase price of approximately $1.1 million during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had approximately $4.1 million in remaining aggregate dollar value of shares that may be purchased under the Repurchase Program.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the nine months ended September 30, 2024 and 2023), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.5 million as of both September 30, 2024 and December 31, 2023 and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

In November 2023, the Company and its affiliated joint ventures restructured loans with its largest borrower by restructuring certain outstanding loans (the "Restructured Loans") with an amortized cost basis of $51.6 million or 59% of the amortized cost basis of the total charged-off asset portfolio loans of HGC and its affiliated joint ventures. The Company’s share of the Restructured Loans amortized cost basis was $22.2 million, or 57% of HGC’s share of the loan book. All Restructured Loans were restructured by term extension, adding a weighted average of 1.5 years to the life of the Restructured Loans, which reduced the monthly payments for the borrower. As of September 30, 2023, the Company increased its allowance for credit losses related to its largest borrower experiencing financial difficulties. This resulted in an allowance for credit losses on the loans later restructured of $1.0 million as of September 30, 2023. As of September 30, 2024, the Company’s allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.3 million was classified as notes receivable and $0.8 million was recorded within equity method investments.

The Company's largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders, however this borrower's June remittance did not meet the minimum required payment amount. The Company has determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from the Company’s share of other loans within its affiliated joint ventures that are impacted by the default with the largest borrower and were placed in nonaccrual status in June 2024. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of September 30, 2024, the amortized cost basis of loans in nonaccrual status was $24.0 million, of which $5.4 million is recorded within notes receivable and $18.6 million is recorded within equity method investments. There were no loans in nonaccrual status as of December 31, 2023.

Specialty Lending - Concentration and credit risk

As of September 30, 2024, the Company held a gross balance of investments in notes receivable of $32.0 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $22.5 million, or 70% as of September 30, 2024, as compared to 62% as of December 31, 2023. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.5 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

As of both September 30, 2024 and December 31, 2023, the reserve for credit losses related to accounts receivable was approximately $0.1 million.

Notes receivable

Under ASC 326, the Company evaluates notes receivable as a single pool, for individual notes receivable and borrowers with similar risk characteristics. Notes receivable and borrowers that do not share risk characteristics are evaluated on an individual basis. Management evaluates the Company's notes receivables related to financing laboratory equipment sales within the notes receivable pool. Management estimates the reserve balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience typically provides the basis for an estimation of expected credit losses; however, the Company lacks sufficient data upon which to base a historical estimation. Additionally, since the Company began recording notes receivable on the condensed consolidated balance sheets, the Company has recorded no actual credit losses to notes receivable.

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

As of September 30, 2024, the SCALE rate was 1.3834% and the Company's credit loss allowance rate specific to notes receivable was 3.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of September 30, 2024 and December 31, 2023, the Company's allowance for credit losses related to notes receivable outstanding was $0.4 million and $0.7 million, respectively. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the joint ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of September 30, 2024, the SCALE rate was 1.3834% and the credit loss allowance rate specific to equity method investments was 4.8%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of September 30, 2024 and December 31, 2023, the Company's allowance for credit losses related to its equity method investments was $1.0 million and $0.9 million, respectively.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company anticipates that ASU 2023-09 will have no accounting impact but will require additional disclosure related to certain income tax calculations.

Note 3 – Accounts Receivable, net

The Company’s accounts receivable, net consists of accounts receivables recorded in the ordinary course of business associated with the recognition of revenue from contracts with customers.

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the nine months ended September 30, 2024, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of both September 30, 2024 and December 31, 2023, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of September 30, 2024 and December 31, 2023, the Company’s outstanding notes receivables related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the reserve for credit losses was $10.9 million and $17.5 million, respectively. The activity during the nine months ended September 30, 2024 includes the additional investment in notes receivable of approximately $4.5 million, which was offset by principal payments made by borrowers of approximately $8.8 million and noncash transfer of notes receivable to equity method investments of approximately $2.5 million.

As of September 30, 2024, the Company’s outstanding notes receivables related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.4 million. There was no notes receivable balance related to financing of laboratory equipment sales as of December 31, 2023. The activity during the nine months ended September 30, 2024 includes the investment in notes receivable of approximately $0.6 million, which was offset by principal payments made by purchasers of $0.2 million and immaterial deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity as of September 30, 2024 (in thousands):

September 30, 2024
Notes receivable as of December 31, 2023	$18,262
Investment in notes receivable	5,047
Noncash transfer of notes receivable to equity method investments	(2,487)
Principal repayments	(9,039)
Notes receivable, as of September 30, 2024	11,783
Deferred financing fees and costs, net	(65)
Allowance for credit losses	(422)
Notes receivable, net, September 30, 2024	$11,296

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the nine months ended September 30, 2024, the Company recorded a credit of $0.3 million to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income, which was primarily due to the decrease in balance of notes receivables. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was approximately $0.4 million and $0.7 million, respectively. As of September 30, 2024, the amortized cost basis of notes receivable in nonaccrual status was $5.4 million.

Note 5 – Stock-based Compensation

As of September 30, 2024, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2023 contained in the Company’s Form 10-K.

Stock Options

During the nine months ended September 30, 2024, the Company issued options to purchase 35,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 12,750 options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2023	2,265,350	$1.71	6.8	$907
Granted	35,000	$2.70
Exercised	(13,750)	$1.02
Forfeited	(12,750)	$1.87
Outstanding as of September 30, 2024	2,273,850	$1.73	6.1	$897

Options exercisable as of September 30, 2024	1,626,600	$1.42	5.3	$879

The Company recognized stock-based compensation expense related to common stock options of $0.4 million for the nine months ended September 30, 2024 and $0.6 million for the nine months ended September 30, 2023. As of September 30, 2024, there was approximately $1.0 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.6 years.

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

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.4 million for the nine months ended September 30, 2024 and $0.1 million for the nine months ended September 30, 2023. The unrecognized stock-based compensation expense as of September 30, 2024 was approximately $0.3 million, which is expected to be recognized over a weighted average period of 0.4 years.

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the nine months ended September 30, 2024, the Company recorded a $0.1 million adjustment for its share of the joint venture’s increase to the provision for credit losses. As of September 30, 2024, the Company's share of the allowance for credit losses was approximately $1.0 million, which was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of September 30, 2024, the Company has incurred no actual credit losses through its equity method investments. As of September 30, 2024, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $18.5 million.

The tables below details the Company’s joint venture revenues and earnings during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024
	KNFH LLC	DHC8 LLC	KNFH II LLC	HGC Origination I LLC and HGC Funding I LLC	HGC MPG Funding LLC
Revenue	$—	$751	$13,249	$3,705	$3,987
Gross profit	—	751	5,213	3,705	3,987
Operating income	—	590	5,120	3,656	3,987
Net income	$—	$590	$5,120	$3,668	$3,987

	Nine Months Ended September 30, 2023
	KNFH LLC	DHC8 LLC	KNFH II LLC	HGC Origination I LLC and HGC Funding I LLC	HGC MPG Funding LLC
Revenue	$303	$1,183	$—	$3,769	$552
Gross profit	303	1,183	—	3,769	552
Operating income (loss)	(144)	1,009	—	2,374	548
Net income (loss)	$(144)	$1,009	$—	$2,374	$548

The table below details the summarized components of assets and liabilities of the Company’s joint ventures, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Assets:
KNFH LLC	$—	$292
DHC8 LLC	2,068	7,061
KNFH II LLC	7,966	8,150
HGC Origination I LLC and HGC Funding I LLC	26,113	28,389
HGC MPG Funding LLC	33,066	38,081
Total assets	$69,213	$81,973

Liabilities:
KNFH LLC	$—	$289
DHC8 LLC	1,038	1,102
KNFH II LLC	2,200	4,000
HGC Origination I LLC and HGC Funding I LLC	972	10
HGC MPG Funding LLC	—	—
Total liabilities	$4,210	$5,401

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three and nine months ended September 30, 2024 and 2023, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	36,576,931	36,742,018	36,641,820	36,675,838
Treasury stock effect of common stock options and restricted stock awards	612,098	905,303	650,380	929,525
Diluted weighted average common shares outstanding	37,189,029	37,647,321	37,292,200	37,605,363

For the three months ended September 30, 2024 and 2023, there were potential common shares of 0.6 million and 0.9 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the nine months ended September 30, 2024 and 2023, there were potential common shares of 0.7 million and 0.9 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

Note 8 – Leases

The Company leases office and warehouse space in four locations: Del Mar, California, Hayward, California, San Diego, California and Edwardsville, Illinois. The Company determined that all of its lease arrangements are classified as operating leases.

On August 12, 2022, the Company entered into an agreement with Liberty Industrial Park, LLC pursuant to which the Company leases 6,627 square feet of industrial space in San Diego, California. The commencement date of the lease was September 1, 2022 and the lease term expires on August 30, 2027. It provides for an initial monthly base rent of $11,266, which increases on an annual basis to $13,180 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas.

On June 1, 2023, the Company amended its Edwardsville office building lease with David Ludwig, extending the term of the agreement to May 31, 2027 and setting rent amounts for the new term. It provides for an initial monthly base rent of $9,412, which increases on an annual basis to $9,914 per month in the final year.

On September 23, 2024, the Company amended its Del Mar office lease with OF 09 Hacienda, LLC, extending the term of the agreement by 24 months to February 28, 2027 and setting rent amounts for the new term. The amended Del Mar office lease provides for an initial monthly base rent of $14,660 beginning March 1, 2025 and increases on an annual basis to $15,099 per month in the final year.

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Right-of-use assets:
Del Mar, CA	$402	$186
Hayward, CA	1,310	1,525
San Diego, CA	387	477
Edwardsville, IL	282	351
Total right-of-use assets	$2,381	$2,539

Lease liabilities
Del Mar, CA	$402	$203
Hayward, CA	1,384	1,594
San Diego, CA	412	498
Edwardsville, IL	285	353
Total lease liabilities	$2,483	$2,648

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 3.4 years and the weighted average discount rate is 5.51% as of September 30, 2024.

Lease expense is recognized on a straight-line basis over the lease term. For both the nine months ended September 30, 2024 and September 30, 2023, lease expense was approximately $0.6 million. As of September 30, 2024, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2024 (remainder of year from October 1, 2024 to December 31, 2024)	$199
2025	807
2026	829
2027	573
2028	299
Total undiscounted future minimum lease payments	2,707
Less: imputed interest	(224)
Present value of lease liabilities	$2,483

Note 9 – Lessor Arrangement

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of September 30, 2024, the Company recognized approximately $1.3 million in earnings from equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

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

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		September 30,
	(years)	2023	Amortization	2024
Amortizable intangible assets:
Trade Name (HGP)	0.3	$128	$(96)	$32
Trade Name (ALT)	16.9	575	(24)	551
Vendor Relationship (ALT)	1.9	613	(173)	440
Total amortizable intangible assets		1,316	(293)	1,023

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$3,753	$(293)	$3,460

Amortization expense during both the nine months ended September 30, 2024 and 2023 was $0.3 million. The Company estimates that the residual value for intangible assets is not significant.

As of September 30, 2024, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2024 (remainder of year from October 1, 2024 to December 31, 2024)	$98
2025	263
2026	186
2027	32
2028	32
Thereafter	412
Total estimated amortization expense	$1,023

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the nine months ended September 30, 2024.

Note 11 – Debt

Outstanding debt as of September 30, 2024 and December 31, 2023 is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Current:
ALT Note	$525	$511
2021 Credit Facility	—	—
2023 Credit Facility	—	1,222
Total third party debt, current	525	1,733

Non-current:
ALT Note	—	395
2023 Credit Facility	—	5,100
Total third party debt, non-current	—	5,495

Total third party debt	$525	$7,228

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

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Modification Agreement modifies the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective six months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of September 30, 2024, there was no outstanding balance on the 2021 Credit Facility.

On July 24, 2024 the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Second Modification Agreement”), effective as of July 24, 2024, to modify certain loan covenants. As of September 30, 2024 the Company was in compliance with all financial and negative covenants.

On October 4, 2024 the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Third Modification Agreement”), effective as of October 4, 2024, to extend the maturity date of the 2021 Credit Facility to December 27, 2024.

The Company's weighted average interest rate on short-term borrowings as of September 30, 2024 and December 31, 2023 was 8.75% and 9.51%, respectively.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of September 30, 2024 was $0.5 million.

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

Note 12 – Income Taxes

At September 30, 2024, the Company had aggregate federal net operating loss carry forwards of $50.3 million. These net operating loss carry forwards begin to expire in 2024. The Company’s utilization of restricted net operating tax loss carry forwards against future income for tax purposes is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules, in general, provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect stockholders of a loss corporation have, in aggregate, increased by more than 50 percentage points during the immediately preceding three years. Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Street Capital. Pursuant to Section 382 of the Internal Revenue Code, the annual usage of the Company’s net operating loss carry forwards was limited to approximately $2.5 million per annum until 2008 and $1.7 million per annum through December 31, 2023. As of December 31, 2023, all of the Company's restricted net operating loss carry forwards have been fully utilized. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of September 30, 2024.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. As of both September 30, 2024 and December 31, 2023, the Company's valuation allowance against its deferred tax assets was approximately $2.2 million.

Note 13 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for both the nine months ended September 30, 2024 and 2023 was approximately $85,000 and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 14 – Segment Information

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial Assets Division:
Auction and Liquidation	$583	$1,099	$3,500	$3,282
Refurbishment & Resale	153	1,001	172	2,838
Total divisional operating income	736	2,100	3,672	6,120

Financial Assets Division:
Brokerage	1,655	2,055	5,662	6,217
Specialty Lending	156	(344)	1,749	739
Total divisional operating income	1,811	1,711	7,411	6,956

Corporate operating expense	(1,068)	(1,042)	(3,502)	(3,312)

Consolidated operating income	$1,479	$2,769	$7,581	$9,764

Note 15 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2024 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

On October 4, 2024 the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Third Modification Agreement”), effective as of October 4, 2024, to extend the maturity date of the 2021 Credit Facility to December 27, 2024. There is no outstanding balance on the 2021 Credit Facility as of September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2024 and 2023, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of September 30, 2024.

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

In November 2023, we and our affiliated joint ventures restructured loans (the "Restructured Loans") with our largest borrower by restructuring certain outstanding loans with an amortized cost basis of $51.6 million or 59% of the amortized cost basis of the total charged-off asset portfolio loans of our and our affiliated joint ventures. Our share of the Restructured Loans amortized cost basis was $22.2 million, or 57% of our share of the loan book. All Restructured Loans were restructured by term extension, adding a weighted average of 1.5 years to the life of the Restructured Loans, which reduced the monthly payments for the borrower. As of September 30, 2023, we increased the allowance for credit losses related to our largest borrower experiencing financial difficulties. This resulted in an allowance for credit losses on the loans later restructured of $1.0 million as of September 30, 2023. As of September 30, 2024, our allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.3 million was classified as notes receivable and $0.8 million was recorded within equity method investments.

Our largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to us and senior lenders, however this borrower's June remittance did not meet the minimum required payment amount. We determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. As we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within its affiliated joint ventures that are impacted by the default with our largest borrower and have been placed in nonaccrual status in June 2024. Our share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of September 30, 2024, the amortized cost basis of loans in nonaccrual status was $24.0 million, of which $5.4 million is recorded within notes receivable and $18.6 million is recorded within equity method investments. There were no loans in nonaccrual status as of December 31, 2023.

Specialty Lending - Concentration and credit risk

As of September 30, 2024, we held a gross balance of investments in notes receivable of $32.0 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $22.5 million, or 70% as of September 30, 2024, as compared to 62% as of December 31, 2023. We do not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but may, in the short term, have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.5 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

We mitigate this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. We engage in a due diligence process that leverages our valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, we are entitled to call the unpaid interest and principal balances and receive all net collections directly. We may also recover our investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through our Brokerage segment. In certain cases, our recovery options may be subject to concurrence of the originator or other prior holder of the assets. From inception of the specialty lending program through September 30, 2024, we have incurred no actual credit losses.

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $153.9 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $67.5 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. In general, we expect to earn an annual rate of return on our share of notes receivable outstanding in accrual status of approximately 20% or more based on established terms of the loans funded and performance of collections. Because of the default by our largest borrower discussed above, approximately 75% of the total balance of our loans outstanding were in nonaccrual status as of September 30, 2024. We do not expect to realize any return with respect to these loans in 2024, and whether we will realize any return with respect to these loans is uncertain. As of September 30, 2024, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $30.8 million, of which $10.9 million is classified as notes receivable and $19.9 million is classified as equity method investments.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no material changes to these policies during the nine months ended September 30, 2024.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $16.2 million and $11.6 million as of September 30, 2024 and December 31, 2023, respectively.

Our current assets as of September 30, 2024 increased to $37.0 million compared to $26.3 million as of December 31, 2023. This change was primarily due to an increase in cash of $14.3 million, partially offset by a decrease in the current portion of notes receivable by $2.6 million, a decrease in inventory of $0.4 million and a decrease in accounts receivable of $1.0 million. Our current liabilities as of September 30, 2024 increased to $20.7 million compared to $14.7 million as of December 31, 2023. The most significant change was an increase in our payables to sellers due to the timing of certain asset liquidation settlements of $8.1 million, partially offset by a decrease of $1.2 million in current portion of third party debt and $0.9 million in accounts payable and accrued liabilities.

During the nine months ended September 30, 2024, our primary source of cash was cash on hand and cash provided by operating activities. Cash disbursements during the nine months ended September 30, 2024 consisted primarily of repayment of third party debt of $6.7 million and investments in notes receivable of $5.0 million.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading and any amounts borrowed under our 2021 Credit Facility. The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of September 30, 2024, we had an outstanding balance of $0.5 million on the ALT Note.

On May 26, 2023, we entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), by and between the Company and C3 Bank. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. We are permitted to use the proceeds of the loan solely for our business operations. As of September 30, 2024, there was no outstanding balance on the 2021 Credit Facility.

On October 4, 2024 we entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Third Modification Agreement”), effective as of October 4, 2024, to extend the maturity date of the 2021 Credit Facility to December 27, 2024.

Capital Resources

As of September 30, 2024 and December 31, 2023, we had stockholders’ equity of $66.1 million and $61.1 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital, future net cash flows from operating activities and our 2021 Credit Facility. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our investment activity under our Specialty Lending segment. We believe that our current capital resources, including available borrowing capacity from our 2021 Credit Facility and Term Loan, are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through capital partners.

Cash Position and Cash Flows

Cash and cash equivalents as of September 30, 2024 were $26.6 million as compared to $12.3 million as of December 31, 2023, an increase of approximately $14.3 million.

Cash From Operating Activities

Cash provided by operations was $13.3 million during the nine months ended September 30, 2024 as compared to $12.6 million during the same period in 2023. The approximate $0.7 million change was primarily attributable to an increase in operating assets and liabilities of $5.3 million and a decrease of $4.7 million in net income adjusted for noncash items during the nine months ended September 30, 2024 as compared to the same period in 2023.

The changes in operating assets and liabilities during the nine months ended September 30, 2024 as compared to the same period in 2023 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash From Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2024 was $8.9 million compared to cash used in investing activities of $14.5 million during the same period in 2023.

Cash provided by investing activities during the nine months ended September 30, 2024 consisted primarily of payments received on notes receivable of $9.0 million and return of investment and cash distributions received from equity method investments of $5.3 million. Cash provided by investing activities during the nine months ended September 30, 2024 was offset by cash used in investing activities primarily of investments in notes receivable of $5.0 million and equity method investments of $0.3 million.

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

Cash From Financing Activities

Cash used in financing activities was approximately $7.8 million during the nine months ended September 30, 2024 compared to cash provided by financing activities of $4.9 million during the nine months ended September 30, 2023. Financing activities during the nine months ended September 30, 2024 consisted primarily of $6.3 million in repayments of our Term Loan and $0.4 million in repayments to our ALT Note. Financing activities during the nine months ended September 30, 2023 consisted primarily of $13.0 million in proceeds from draws on our 2021 Credit Facility and our Term Loan, offset by $7.3 million in repayments to our 2021 Credit Facility, $0.4 million in repayments to our Term Loan and $0.4 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Revenues:
Services revenue	$8,063	$9,985	$(1,922)	(19)%	$25,527	$30,040	$(4,513)	(15)%
Asset sales	2,347	5,566	(3,219)	(58)%	9,067	15,221	(6,154)	(40)%
Total revenues	10,410	15,551	(5,141)	(33)%	34,594	45,261	(10,667)	(24)%

Operating costs and expenses:
Cost of services revenue	1,735	2,423	(688)	(28)%	4,665	6,570	(1,905)	(29)%
Cost of asset sales	1,458	3,413	(1,955)	(57)%	6,140	9,683	(3,543)	(37)%
Selling, general and administrative	5,686	6,806	(1,120)	(16)%	18,390	19,546	(1,156)	(6)%
Depreciation and amortization	152	132	20	15%	440	373	67	18%
Total operating costs and expenses	9,031	12,774	(3,743)	(29)%	29,635	36,172	(6,537)	(18)%
Earnings of equity method investments	100	(8)	108	(1350)%	2,622	675	1,947	288%
Operating income	1,479	2,769	(1,290)	(47)%	7,581	9,764	(2,183)	(22)%
Interest income (expense), net	17	(56)	73	(130)%	(183)	(225)	42	(19)%
Income before income tax expense	1,496	2,713	(1,217)	(45)%	7,398	9,539	(2,141)	(22)%
Income tax expense	407	736	(329)	(45)%	2,013	1,954	59	(3)%
Net income	$1,089	$1,977	$(888)	(45)%	$5,385	$7,585	$(2,200)	(29)%

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

The following table sets forth operating income for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial Assets Division:
Auction and Liquidation	$583	$1,099	$3,500	$3,282
Refurbishment & Resale	153	1,001	172	2,838
Total divisional operating income	736	2,100	3,672	6,120

Financial Assets Division:
Brokerage	1,655	2,055	5,662	6,217
Specialty Lending	156	(344)	1,749	739
Total divisional operating income	1,811	1,711	7,411	6,956

Corporate operating expense	(1,068)	(1,042)	(3,502)	(3,312)

Consolidated operating income	$1,479	$2,769	$7,581	$9,764

Three-Month Period Ended September 30, 2024 Compared to Three-Month Period Ended September 30, 2023

Revenues and cost of revenues – Revenues were $10.4 million during the three months ended September 30, 2024 compared to $15.6 million during the same period in 2023. Costs of services revenue and asset sales were $3.2 million during the three months ended September 30, 2024 compared to $5.8 million during the three months ended September 30, 2023. The gross profit of these items was $7.2 million during the three months ended September 30, 2024 compared to $9.7 million during the same period in 2023, a decrease of approximately $2.5 million, or approximately 26%. The decrease in gross profit in the third quarter of 2024 compared to the third quarter of 2023 is primarily due to normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $5.7 million during the three months ended September 30, 2024 compared to $6.8 million during the same period in 2023.

Significant components of selling, general and administrative expense for the three months ended September 30, 2024 and 2023 are shown below (in thousands):

	Three Months Ended September 30,
	2024	2023	% change
Compensation
Auction and liquidation	$1,359	$1,754	(23)%
Refurbishment and resale	599	592	1%
Brokerage	1,215	1,193	2%
Specialty lending	311	282	10%
Corporate and other	451	627	(28)%
Stock-based compensation	283	175	62%
Board of Directors fees	123	90	37%
Accounting, tax and legal professional fees	337	442	(24)%
Insurance	144	133	8%
Occupancy	317	313	1%
Travel and entertainment	125	182	(31)%
Advertising and promotion	155	150	3%
Information technology support	164	96	71%
Provision for credit losses	(44)	545	(108)%
Other	147	232	(37)%
Total selling, general & administrative expense	$5,686	$6,806	(16)%

Selling, general and administrative expense during the third quarter of 2024 decreased by approximately $1.1 million compared to the selling, general and administrative expense during the third quarter of 2023. This decrease is primarily due to a decrease in performance-related compensation and an increase to the allowance for credit losses recorded in the third quarter of 2023, which has maintained at a relatively consistent balance through the third quarter of 2024.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the three months ended September 30, 2024 compared to $0.1 million during the three months ended September 30, 2023, which consisted primarily of amortization expense related to intangible assets in both periods.

Earnings of Equity Method Investments - Earnings of equity method investments was $0.1 million during the three months ended September 30, 2024 compared to an immaterial loss during the same period in 2023.

Nine-Month Period Ended September 30, 2024 Compared to Nine-Month Period Ended September 30, 2023

Revenues and cost of revenues – Revenues were $34.6 million during the nine months ended September 30, 2024 compared to $45.3 million during the same period in 2023. Costs of services revenue and asset sales were $10.8 million during the nine months ended September 30, 2024 compared to $16.3 million during the same period in 2023. The gross profit of these items was $23.8 million during the nine months ended September 30, 2024 compared to $29.0 million during the same period in 2023, a decrease of approximately $5.2 million, or approximately 18%. The decrease in gross profit in the third quarter of 2024 compared to the third quarter of 2023 is primarily due to a significant one-time principal auction transaction in our Industrial Asset Division in the first quarter of 2023, as well as the normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $18.4 million during the nine months ended September 30, 2024 compared to $19.5 million during the nine months ended September 30, 2023.

Significant components of selling, general and administrative expense for the nine months ended September 30, 2024 and 2023 are shown below (in thousands):

	Nine Months Ended September 30,
	2024	2023	% change
Compensation
Auction and liquidation	$4,256	$4,740	(10)%
Refurbishment and resale	1,788	1,638	9%
Brokerage	3,971	4,725	(16)%
Specialty lending	1,287	773	66%
Corporate and other	1,741	1,780	(2)%
Stock-based compensation	801	582	38%
Board of Directors fees	279	244	14%
Accounting, tax and legal professional fees	1,237	1,296	(5)%
Insurance	437	400	9%
Occupancy	943	950	(1)%
Travel and entertainment	458	627	(27)%
Advertising and promotion	430	404	6%
Information technology support	446	299	49%
Provision for credit losses	(219)	632	(135)%
Other	535	456	17%
Total selling, general & administrative expense	$18,390	$19,546	(6)%

As compared to the nine months ended September 30, 2023, there was a decrease in selling, general and administrative expense during the nine months ended September 30, 2024 primarily due to a decrease in performance-related compensation and an increase to the allowance for credit losses recorded in the third quarter of 2023, which has decreased during the nine months ended September 30, 2024.

Depreciation and amortization expense – Depreciation and amortization expense was $0.4 million during both the nine months ended September 30, 2024 and 2023, which consisted primarily of amortization expense related to intangible assets.

Earnings in Equity Method Investments were $2.6 million during the nine months ended September 30, 2024 compared to $0.7 million during the same period in 2023. The $1.9 million increase is mainly due to our $1.3 million share of earnings from the KNFH II LLC joint venture in 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,089	$1,977	$5,385	$7,585
Add back:
Depreciation and amortization	152	132	440	373
Interest expense, net	(17)	56	183	225
Income tax expense	407	736	2,013	1,954
EBITDA	1,631	2,901	8,021	10,137

Management add back:
Stock based compensation	283	175	801	582
Adjusted EBITDA	$1,914	$3,076	$8,822	$10,719

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 601,449 shares in the open market during the three months ended September 30, 2024 pursuant to the Repurchase Program. As of September 30, 2024, the Company had approximately $4.1 million in remaining aggregate dollar value of shares that may be purchased under the Repurchase Program. The following table presents the number and average price of shares purchased in each fiscal month during the three months ended September 30, 2024:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
July 1 through July 31, 2024	—	$—	—	$—
August 1 through August 31, 2024	235,206	1.85	235,206	4,770,360
September 1 through September 30, 2024	366,243	1.70	366,243	4,148,125
Total	601,449	$1.76	601,449	$4,148,125
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Amounts in this column reflect weighted average price paid per share, which includes commissions and other expenses associated with the repurchases.

[3] Our Board of Directors authorized a share repurchase program on May 5, 2022 (“Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June 2025. On September 13, 2024, our Board of Directors approved an amendment to the Company’s existing share repurchase program to (i) increase the authorized aggregate amounts of shares of the Company’s common stock the Company may repurchase from $4.0 million to $6.0 million and (ii) extend the term of the Repurchase Program from May 4, 2025 to June 30, 2025. This column reflects the approximate dollar value of shares of our common stock that are available for purchase under the Repurchase Program, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

On August 14, 2024, David Ludwig, President of Financial Assets division, adopted a written arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Trading Plan"). The Trading Plan provides for the sale of 137,000 shares of our common stock and will terminate on March 15, 2025, unless terminated earlier in accordance with the Trading Plan's terms.

Rule 10b5-1 Trading Plans of the Company

In connection with our Repurchase Program, on September 13, 2024, the Company's Board of Directors adopted a written arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Repurchase Trading Plan"). The Repurchase Trading Plan provides for the Company to repurchase of up to $6.0 million in shares of our common stock and will terminate on March 15, 2025, unless terminated earlier in accordance with the Repurchase Trading Plan's terms. During the three months ended September 30, 2024, 24,180 shares of common stock were repurchased under the Repurchase Trading Plan. Future repurchases may be made as open market transactions, privately negotiated transactions or through a series of forward purchase agreements, option contracts or similar agreements, including the Repurchase Trading Plan as described above. The Company has no obligation to repurchase stock under this program and may suspend or terminate the Repurchase Program at any time.

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

10.1

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of July 24, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 8, 2024 (File No. 001-39471), and incorporated herein by reference).

10.2*	Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of October 4, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: November 7, 2024	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)