Form 10-K
period 2024-12-31
Heritage Global Inc.
filed 2025-03-13
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2024, was approximately $79.8 million. As of March 1, 2025, there were 35,495,057 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2024 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Item 1. Business.

Overview and History

We are an asset services company specializing in financial and industrial asset transactions. We provide a full suite of services including market making, acquisitions, refurbishment, dispositions, valuations and secured lending. We focus on identifying, valuing, acquiring and monetizing underlying tangible assets across more than twenty-five global sectors. We act as an advisor as well as a principal, acquiring or brokering turnkey manufacturing facilities, surplus industrial machinery and equipment, industrial inventories, and charged-off receivable portfolios.

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

The organization chart below outlines our basic domestic corporate structure as of December 31, 2024.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware) (6)

	100%
	Heritage ALT LLC (Delaware) (4)

(1)
Registrant.
(2)
Auction and Liquidation.
(3)
Holding Company.
(4)
Refurbishment & Resale.
(5)
Brokerage.
(6)
Specialty Lending.

Employees

As of December 31, 2024, we had 86 total and full-time employees, broken down by segment as follows: 34 are employed by HGP, 19 by NLEX, 22 by ALT, 5 by HGC and 6 by HG.

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

Compelling Macro Growth Drivers. Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer lending and resulting charge-offs, specifically via credit cards, are expected to continue their upward trend to meet, and possibly exceed, pre-pandemic levels, which we believe will drive an increased supply of charged off and nonperforming assets. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High Return on Invested Capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal rather than the lower margin role of broker.

Strong Management Team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over forty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity, and is expected to do so until December 31, 2027. Also, during 2020, Nick Dove was appointed as President, Industrial Assets division, and David Ludwig was appointed as President, Financial Assets division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets division provides services to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off due to failure to pay. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Brokerage Segment

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $200 billion face value of performing, nonperforming and charged-off assets. NLEX sales range from credit card, secured and unsecured consumer and business loans, and automobile defaults to real estate nonperforming loans. The typical credit we broker sells at a discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. In addition to its creditor relationships, NLEX has continued to be opportunistic as new lending facilities, such as FinTech, peer-to-peer and more recently Buy Now Pay Later lenders have expanded the availability of consumer credit. Because of growing volume in this industry, and due to continued elevated delinquency and charge-off rates, we anticipate growth opportunities in our brokerage segment as these sectors evolve. Given many of our clients' limited resources in this space, we have also implemented post-sale support, further entrenching NLEX with our dedicated clients as well as differentiating us from competitors.

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $154.5 million in total loans to investors through both self-funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $68.1 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of December 31, 2024, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $29.0 million, of which $9.6 million is classified as notes receivable and $19.4 million is classified as equity method investments.

Specialty Lending - Concentration and credit risk

As of December 31, 2024, we held a gross balance of investments in notes receivable of $30.2 million, recorded in both notes receivable and equity method investments. Our portfolio includes our largest borrower’s gross notes receivable balance of approximately $22.2 million, representing 74% of our total gross notes receivable balance as of December 31, 2024, as compared to 62% as of December 31, 2023. As discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonaccrual Loans, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of December 31, 2024. Whether we will realize any return with respect to the impacted loans is uncertain. We do not intend to hold highly concentrated balances due from one borrower as part of our long-term strategy but will in the short term have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.2 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

Our Specialty Lending segment is concentrated.

A significant portion of our Specialty Lending loan portfolio may at any time be concentrated with a small number of borrowers. Our Specialty Lending loan portfolio includes a gross notes receivable balance of approximately $22.2 million from one borrower, representing 74% of our total gross notes receivable as of December 31, 2024. Concentration with a small number of borrowers exposes us to the risk that financial difficulty with a single borrower or a small number of borrowers can materially affect our business, financial conditions or operating results. This borrower is currently in default, and our loans to this borrower are in nonaccrual status.

Our Specialty Lending segment depends on the expertise, efforts and financial health of our borrowers.

The ability of our borrowers to repay the loans we make to them depends on the ability of our borrowers to collect the charged off receivables purchased with the proceeds of these loans in accordance with their projections, which in turn requires our borrowers to properly evaluate the collectability of the charged off receivables as well as the costs of collection. If our borrowers' collection model forecasts are incorrect, or if unanticipated market conditions cause our borrowers' evaluations to be incorrect, our business, financial conditions and operating results could be negatively affected. Our largest borrower is currently in default, and our loans to this borrower are in nonaccrual status.

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

• we have a relatively small base of shares of common stock that could result in significant stock price movements upward or downward based on low levels of trading volume in our common stock;

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2024 approximately 9% of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2024, we did not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 12% of our common stock as of March 1, 2025. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

Holders

As of March 1, 2025, we had approximately 323 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2024, we did not have any preferred stock outstanding that has any preferential dividends.

Recent Sales of Unregistered Securities.

On December 12, 2024, the Company issued 14,001 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. On December 17, 2024, the Company issued an additional 25,758 shares of common stock to certain accredited personnel pursuant to the exercise of stock options. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.

During the three months ended December 31, 2024, repurchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 1 through October 31, 2024	271,220	$1.70	1,268,844	$3,686,720
November 1 through November 30, 2024	179,552	$1.67	1,448,396	$3,386,594
December 1 through December 31, 2024	214,187	$1.77	1,662,583	$3,007,858

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

Liquidity and Capital Resources

Liquidity

At December 31, 2024, we had working capital of $18.5 million, as compared to working capital of $11.6 million at December 31, 2023, an increase of $6.9 million.

Our current assets increased to $33.1 million at December 31, 2024 compared to $26.3 million at December 31, 2023. The change in our current assets of $6.8 million is primarily due to a decrease in the current portion of notes receivable of $3.2 million and accounts receivable of $0.4 million, offset by increases in cash and cash equivalents of $9.5 million, inventory of $0.3 million, and other current assets of $0.6 million.

Our current liabilities decreased to $14.6 million at December 31, 2024 as compared to $14.7 million at December 31, 2023. The decrease of $0.1 million is primarily due to a decrease in accounts payable and accrued liabilities of $1.2 million and the current portion of third party debt of $1.3 million, offset by an increase in payables to sellers of $2.4 million.

We believe we can fund our operations and our debt service obligations during 2025 and beyond through a combination of cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading and any amounts borrowed under the promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association, for a $10.0 million revolving line of credit.

The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of December 31, 2024, we had an outstanding balance of $0.4 million on the ALT Note.

On December 27, 2024, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), by and between the Company and C3 Bank. The Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to June 27, 2026. We are permitted to use the proceeds of the loan solely for our business operations. As of December 31, 2024, we had no outstanding balance on the 2021 Credit Facility.

During 2024, our primary source of cash was the cash on hand, payments received on notes receivable of $11.0 million and $7.7 million of cash provided by our operating activities. Cash disbursements during 2024 consisted primarily of investments in notes receivable of $5.7 million, repurchase of our common stock under our Repurchase Program of approximately $2.2 million, repayments on our ALT Note of $0.5 million, repayments on our Term Loan of $6.3 million (as discussed further under Note 11 – Debt), payment of operating expenses, and settlement of auction liabilities.

We expect that future net cash flows from our operating activities will continue to be the primary source of cash required to fund our ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2024 and 2023, we had stockholders’ equity of $65.2 million and $61.1 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital, future net cash flows from operating activities, and our 2021 Credit Facility. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our investment activity under our Specialty Lending segment. We believe that our current capital resources, including available borrowing capacity from our 2021 Credit Facility, are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through capital partners.

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2024 were $21.7 million compared to $12.3 million at December 31, 2023.

Cash flows from operating activities. Cash provided by operating activities was $7.7 million during 2024 as compared to $13.0 million during 2023. The approximate $5.3 million decrease was primarily attributable to a decrease of $6.3 million in net income adjusted for noncash items during 2024 as compared to 2023, offset by an increase in operating assets and liabilities of $1.0 million during 2024 as compared to 2023.

The significant changes in operating assets and liabilities during 2024 as compared to 2023 are primarily due to the nature of our operations. We earn revenue from discrete auction and liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with such transactions are therefore subject to the same variability and can be different at the end of any given period.

Cash flows from investing activities. Cash provided by investing activities during 2024 was $10.9 million, as compared to cash used in investing activities of $15.9 million during 2023.

Cash provided by investing activities during 2024 consisted primarily of payments received on notes receivable of $11.0 million as well as return of investment and cash distributions received from equity method investments of $6.0 million. Cash provided by investing activities during 2024 was offset by cash used in investing activities consisting primarily of investments in notes receivable of $5.7 million and equity method investments of $0.3 million.

Cash used in investing activities during 2023 consisted primarily of investments in notes receivable of $29.8 million and equity method investments of $17.2 million. Cash used in investing activities during 2023 was offset by cash provided by investing activities primarily of cash received on transfer of notes receivable to partners of $8.9 million, payments received on notes receivable of $11.9 million as well as return of investment and cash distributions received from equity method investments of $10.7 million.

Cash flows from financing activities. Cash used in financing activities was $9.1 million during 2024, as compared to cash provided by financing activities of $2.5 million during 2023.

Cash used in financing activities in 2024 of $9.1 million was primarily attributable to $6.3 million in repayments to our Term Loan (as discussed further under Note 11 – Debt), $0.5 million in repayments to our ALT Note, as well as repurchase of our common stock under our Repurchase Program of approximately $2.2 million.

Cash provided by financing activities in 2023 of $2.5 million was primarily attributable to $13.0 million in proceeds from draws on our 2021 Credit Facility and Term Loan, offset by $8.9 million in repayments to our 2021 Credit Facility, $0.7 million in repayments to our Term Loan, $0.5 million in repayments to our ALT Note, as well as repurchase of our common stock under our Repurchase Program of approximately $0.4 million.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2024	2023
Revenues:
Services revenue	$32,607	$39,480
Asset sales	12,754	21,065
Total revenues	45,361	60,545
Operating costs and expenses:
Cost of services revenue	5,805	8,007
Cost of asset sales	8,321	12,724
Selling, general and administrative	24,266	26,040
Depreciation and amortization	591	514
Total operating costs and expenses	38,983	47,285
Earnings of equity method investments	2,688	1,059
Operating income	9,066	14,319
Interest expense, net	(93)	(324)
Income before income tax expense	8,973	13,995
Income tax expense	3,791	1,520
Net income	$5,182	$12,475

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

We report segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (CODM), which we determined to be Ross Dove, CEO, for making decisions and assessing performance as the source of our reportable segments. We manage our business primarily on differentiated revenue streams for services offered. Our reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Brokerage segment, and Specialty Lending segment. Our Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. Our Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. Our Brokerage segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. Our Specialty Lending segment, through HGC, provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

Our CODM evaluates the performance of our reportable segments based primarily on operating income and routinely receives internal reports that analyze operating income for the reporting segments. The CODM is not routinely provided detailed information regarding significant operating expenses by segment, and such information is not considered critical for allocating resources or assessing the performance of each segment. Our operating expenses are comprised mainly of fixed and variable compensation, marketing, outside services such as audit, legal and information technology, occupancy, and other regulatory costs incurred as a public entity. Additionally, earnings from equity method investments related to significant transactions involving real estate, machinery and equipment in the Company's Auction and Liquidation segment and Joint Venture lending activity related to the Company's Specialty Lending segment are significant in the computation of segment operating income and reported separately as shown in the table below.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Year Ended December 31, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$10,560	$4,103	$14,069	$2,503	$—	$31,235
Operating expenses [2]	(7,911)	(3,655)	(6,717)	(1,800)	(4,774)	(24,857)
Earnings from equity method investments	1,391	—	—	1,297	—	2,688
Operating income (loss)	$4,040	$448	$7,352	$2,000	$(4,774)	$9,066

	Year Ended December 31, 2023
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$13,545	$6,285	$16,762	$3,223	$—	$39,815
Operating expenses [2]	(8,767)	(3,438)	(7,816)	(2,280)	(4,254)	(26,555)
Earnings from equity method investments	140	—	—	919	—	1,059
Operating income (loss)	$4,918	$2,847	$8,946	$1,862	$(4,254)	$14,319

[1] Within the Company’s Industrial Asset division, management allocates gross profit from certain auctions from the Auction and Liquidation segment (HGP) to the Refurbishment & Resale segment (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell equipment inventory through the auction channel. In these instances, the gross profit related to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. In 2024, the total amount of gross profit allocated to ALT from HGP was approximately $1.4 million, as compared to the total amount of gross profit allocated to ALT from HGP in 2023 of approximately $3.8 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. In 2024, the total amount of interest allocated to the Specialty Lending segment (HGC) from Corporate and other was approximately $0.3 million, as compared to the total amount of interest allocated to HGC from Corporate and other in 2023 of approximately $0.5 million.

2024 Compared to 2023

Revenues and cost of revenues – Revenues were $45.4 million in 2024 as compared to $60.5 million in 2023 and costs of services revenue and asset sales were $14.1 million in 2024 compared to $20.7 million in 2023. This resulted in gross profit of $31.2 million in 2024 compared to $39.8 million in 2023, a decrease of approximately $8.6 million or approximately 22%. The decrease in gross profit in the current year is primarily due to a significant one-time principal auction transaction in our Industrial Asset Division in the first quarter of 2023, as well as decreased volume of transactions within our Brokerage segment as compared to 2023.

Selling, general and administrative expense – Selling, general and administrative expense was $24.3 million in 2024 as compared to $26.0 million in 2023, a decrease of $1.8 million or 7%. As compared to 2023 there was a decrease in selling, general and administrative expense during 2024 primarily due to decreased compensation expense as a result of lower performance in certain operational segments.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year Ended December 31,
	2024	2023	% change
Compensation:
Auction and Liquidation	$5,714	$6,502	(12)%
Refurbishment & Resale	2,413	2,314	4%
Brokerage	5,185	6,217	(17)%
Specialty Lending	1,483	1,030	44%
Corporate & other	2,228	2,357	(5)%
Stock-based compensation	1,253	776	61%

Board of Directors fees	401	322	25%
Accounting, tax and legal professional fees	1,558	1,421	10%
Insurance	590	540	9%
Occupancy	1,263	1,285	(2)%
Travel and entertainment	603	831	(27)%
Advertising and promotion	611	604	1%
Information technology support	607	711	(15)%
Provision for credit losses	(256)	530	(148)%
Other	613	600	2%
Total selling, general and administrative expense	$24,266	26,040	(7)%

Reclassifications – Certain prior year balances within schedule of selling, general and administrative expense above have been reclassified to conform to current year presentation.

Depreciation and amortization expense – Depreciation and amortization expense in 2024 was $0.6 million, as compared to $0.5 million in 2023. Depreciation and amortization expense in both years consisted primarily of amortization expense related to intangible assets, while the depreciation of property, plant and equipment was not material.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2024 and 2023.

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

	Year Ended December 31,
	2024	2023
Net income	$5,182	$12,475
Add back:
Depreciation and amortization	591	514
Interest expense, net	93	324
Income tax expense	3,791	1,520
EBITDA	9,657	14,833

Management add back:
Stock based compensation	1,253	776
Adjusted EBITDA	$10,910	$15,609

Recently adopted accounting pronouncements

In 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which applies a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, is recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. ASU 2016-13 eliminates the current accounting model for loans and debt securities acquired with deteriorated credit quality under ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, which provides authoritative guidance for the accounting of our notes receivable. With respect to smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 resulted in an adjustment to retained earnings on January 1, 2023 of $0.3 million, and established an expected credit loss reserve against our receivables related to loans outstanding, including those held within equity method investments. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of December 31, 2024, the allowance for credit losses was $1.5 million, with $0.1 million classified as accounts receivable, $0.4 million classified as notes receivable and $1.0 million classified as equity method investments. As of December 31, 2023, the allowance for credit losses was $1.7 million, with $0.1 million classified as accounts receivable, $0.7 million classified as notes receivable and $0.9 million classified as equity method investments.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The adoption of ASU 2023-07 resulted in additional disclosures for our segment results, which are included in Note 17 of our consolidated financial statements.

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

All services and asset sales revenue from contracts with customers consists of three of our reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage segments. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2024), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2024, 2023 and 2022, the deferred revenue balance was approximately $0.6 million, $0.5 million and $0.4 million, respectively, and is recorded within accounts payable and accrued liabilities on the consolidated balance sheet. The deferred revenue balance is primarily related to customer deposits on asset sales within our Refurbishment & Resale segment. We record receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

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

Through our Refurbishment and Resale segment, we offer financing on our standard laboratory equipment sales. We recognize revenue upon shipment of our financed products in accordance with ASC 606. We record a loan receivable for the unpaid balance of the order. A loan amortization table is created upon shipment outlining the principal and interest income portion of each future payment. These loans are classified as held-for-investment and accounted for under the guidelines of ASC 310.

For both the Specialty Lending and Refurbishment and Resale segments, loan origination fees are offset with any direct origination costs and are deferred upon issuance of the loan and amortized over the lives of the related loans, as an adjustment to interest income. The interest method is used to arrive at a periodic interest cost (including amortization) that will represent a level effective rate on the sum of the face amount of the debt and (plus or minus) the unamortized premium or discount and expense at the beginning of each period.

Nonaccrual Loans

We determine a loan to be in default status when the minimum payment amount has not been received within the grace period of the payment due date. The status of default does not solely trigger nonaccrual loan status. We consider quantitative and qualitative factors when evaluating a loan in default status to determine the likelihood of recovering the outstanding principal balance and contractual interest payments. We also monitor financial standing and performance of our borrowers on an ongoing basis and regularly update the collection forecasts for the underlying charged off or nonperforming receivable portfolios related to each outstanding loan. If we determine (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows, we will place the loans on nonaccrual status. If, based on our analysis, we elect to maintain accrual status after initial payment default, the loan will generally be placed on nonaccrual status if principal or interest payments become 90 days past due.

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

In November 2023, we and our affiliated Joint Ventures restructured loans (the "Restructured Loans") with our largest borrower by restructuring certain outstanding loans with an amortized cost basis of $51.6 million or 59% of the amortized cost basis of the total charged-off asset portfolio loans of our and our affiliated joint ventures. Our share of the Restructured Loans amortized cost basis was $22.2 million, or 57% of our share of the loan book. All Restructured Loans were restructured by term extension, adding a weighted average of 1.5 years to the life of the Restructured Loans, which reduced the monthly payments for the borrower. As of September 30, 2023, we increased the allowance for credit losses related to our largest borrower experiencing financial difficulties. This resulted in an allowance for credit losses on the loans later restructured of $1.0 million as of September 30, 2023. As of December 31, 2024, our allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.3 million was classified as notes receivable and $0.8 million was recorded within equity method investments. As of December 31, 2023, our allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.4 million was classified as notes receivable and $0.7 million was recorded within equity method investments.

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments and therefore is in default. While in default, this borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios but must remit all such net collections to us and senior lenders. These remittances of net collections have not met the amount of the required minimum monthly payments since June of 2024. We determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. We do not expect to realize any return with respect to these loans in 2025, and whether we will realize any return with respect to these loans is uncertain. As we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within affiliated Joint Ventures that are impacted by the default with our largest borrower and have been placed in nonaccrual status as of June 2024. Our share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of December 31, 2024, the amortized cost basis of loans in nonaccrual status was $23.5 million, of which $5.3 million is recorded within notes receivable and $18.2 million is recorded within equity method investments. There were no loans in nonaccrual status as of December 31, 2023.

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

We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on January 1, 2023, which requires the application of a credit loss model based prospectively on current expected credit losses (CECL). Under ASC 326, we elected to evaluate notes receivable as a single pool, for individual notes receivable and borrowers with similar risk characteristics. Notes receivable and borrowers that do not share risk characteristics are evaluated on an individual basis. Management estimates the allowance for credit losses using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. As we lack historical internal data, we observe that our notes receivable are similar in character to transactions undertaken by smaller banking institutions. We elect to base our estimation of expected credit losses on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve, which was 1.3231% as of January 1, 2023. To reflect the cumulative effects of the adoption of ASC 326, we recorded the allowance for credit losses and an increase to accumulated deficit of $0.2 million and deferred tax asset of $0.1 million on the January 1, 2023 consolidated balance sheet, and balance of the allowance for credit losses was therefore $0.3 million as of January 1, 2023.

In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, we perform a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable. As of December 31, 2024, the SCALE rate increased to 1.3644% and our credit loss rate specific to notes receivable was 3.7%. The increase over the SCALE rate was due to both risks with the concentrated balance and declining collections industry-wide. As of December 31, 2024 and December 31, 2023, our allowance for credit losses related to notes receivable outstanding was $0.4 million and $0.7 million, respectively.

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

Upon adoption of ASC 326 on January 1, 2023, we evaluated the receivable balances held by our affiliated Joint Ventures and recorded an adjustment to reduce earnings from equity method investments by our share of the allowance for credit losses recorded on the Joint Ventures’ books of $0.2 million. Similar to notes receivable, the loans held by the Joint Ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed. As of December 31, 2024, the SCALE rate increased to 1.3644% and the credit loss rate specific to equity method investments was 4.5%. The increase over the SCALE rate was due to both risks with the concentrated balance and declining collections industry-wide. As of December 31, 2024 and December 31, 2023, we have recorded an allowance for credit losses related to its equity method investments of $1.0 million and $0.9 million, respectively.

See Note 2 and Note 5 to our consolidated financial statements for further detail.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the recoverability of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carryforwards. In 2023, we recorded a reduction to the valuation allowance of $2.2 million resulting in a net deferred tax asset balance of approximately $9.1 million as we believed that it was more likely than not that a significant portion of our net operating loss carryforwards will be utilized. In 2024, we increased the valuation allowance by $1.3 million, resulting in a net deferred tax asset balance of approximately $6.0 million. The change to the valuation allowance was primarily due to the application of our nonaccrual loan policy, which resulted in a decrease to our estimates related to the utilization of net operating loss carryforwards in 2025. For further discussion of our income taxes, see Note 13 to our consolidated financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2024 and 2023, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Proposal No. 1: Election of Class I Directors” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2025 Annual Meeting of Stockholders with respect to our directors and is set forth under the heading “Information About Our Executive Officers” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, as well as in Item 1 of Part I of this Report with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information regarding procedures for stockholder nominations to our Board required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Shareholder Proposals for the 2026 Annual Meeting of Shareholders” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Corporate Governance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Information required by Item 408(b) of Regulation S-K is contained under the heading “Insider Trading Policy” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. A copy of the insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Auditor” in the definitive proxy materials to be filed in connection with our 2025 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.
Financial Statements:

Report of UHY LLP, Independent Registered Public Accounting Firm (PCAOB ID: 1195)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules:

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)
The following exhibits are filed as part of this Report:

Exhibit Number	Title of Exhibit

3.1

Second Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024 (File No. 001-39471), and incorporated herein by reference).

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

4.2	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on form 10-K filed on March 8, 2021 (File No. 001-39471), and incorporated herein by reference).

10.1*	2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 000-17973), and incorporated herein by reference).

10.2*

Form of Option Grant for Options Granted Under 2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 31, 2011 (File No. 000-17973), and incorporated herein by reference).

10.3*

Management Services Agreement between Heritage Global Inc. and Street Capital, effective as of May 1, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2014 (File No. 000-17973), and incorporated herein by reference).

10.4*

Employment Agreement between Ross Dove and Heritage Global Partners, Inc. effective as of February 29, 2012 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 17, 2016 (File No. 000-17973), and incorporated herein by reference).

10.5*

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

10.7*

Employment Agreement, by and between Heritage Global Inc. and Nick Dove, effective as of January 1, 2023 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.8*

Form of Option Grant for Options Granted Under Heritage Global Inc. 2016 Stock Option Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.9*	2016 Stock Option Plan (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 13, 2018 (File No. 000-17973), and incorporated herein by reference).

10.10*

Addendum to Employment Agreements, effective June 1, 2018, by and between Heritage Global Inc., National Loan Exchange, Inc., Tom Ludwig and David Ludwig (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018 (File No. 000-17973), and incorporated herein by reference).

10.11*

Employment Agreement, by and between Heritage Global, Inc. and Kirk Dove, effective as of September 17, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2020 (File No. 001-39471), and incorporated herein by reference).

10.12

Business Loan Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.13

Promissory Note, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.14

Commercial Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.15

Pledge and Security Agreement, dated May 11, 2021, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.16

Side Letter, dated May 5, 2021, by and between Heritage Global Inc. and C3bank, National Association ((filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021, and incorporated herein by reference).

10.17

Amended and Restated Promissory Note, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.18

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of May 26, 2023 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023 (File No. 001-39471), and incorporated herein by reference).

10.19

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of July 24, 2024 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-39471), and incorporated herein by reference).

10.20

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of October 4, 2024 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2024 (File No. 001-39471), and incorporated herein by reference).

10.21	Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of December 27, 2024 and incorporated herein by reference).

10.22

Asset Purchase Agreement, dated August 18, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., Dante LaTerra and Heritage Global Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.23

Purchase and Sale Agreement, dated August 18, 2021, between 12 Colton Road, LLC and HG ALT LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.24

Subordinated Promissory Note, dated August 23, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., and Heritage Global Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.25

2022 Heritage Global Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022)

10.26

Form of Option Grant for Options to Employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K on March 14, 2024 (File No. 001-39471), and incorporated herein by reference).

10.27

Form of Option Grant for Options to Non-employees Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K on March 14, 2024 (File No. 001-39471), and incorporated herein by reference).

10.28

Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (Non-employee Director) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on March 14, 2024 (File No. 001-39471), and incorporated herein by reference).

10.29	Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (Employee).

19	Statement of Company Policy Regarding Insider Trading and Company Policy Regarding Special Trading Procedures

21	List of subsidiaries.

23.1	Consent of UHY LLP

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97.1	Heritage Global Inc. Compensation Recoupment Policy (Adopted Nov. 7, 2023).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 13, 2025	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Ross Dove

/s/ David Ludwig	Director	March 13, 2025
David Ludwig

/s/ Michael Hexner	Director	March 13, 2025
Michael Hexner

/s/ William Burnham	Director	March 13, 2025
William Burnham

/s/ Barbara Sinsley	Director	March 13, 2025
Barbara Sinsley

/s/ Kelly Sharpe	Director	March 13, 2025
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	March 13, 2025
Samuel L. Shimer

INDEX OF FINANCIAL STATEMENTS

Title of Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heritage Global Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation Allowance for Deferred Tax Assets

As described in Notes 2 and 13 to the financial statements, the Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. The valuation allowance was $3.5 million as of December 31, 2024. We identified the valuation allowance on deferred tax assets as a critical audit matter due to the high degree of judgment in projecting the realization of net operating losses.

The primary procedures we performed to address this critical audit matter include the following:

•
Obtained an understanding of management’s estimate regarding the valuation allowance on the net operating losses including the method, assumptions, and data used to develop the estimate by reviewing managements prepared memorandum and supporting schedules.
•
Examined the underlying data used in determining the valuation allowance on the net operating losses, including historical financial data and prior utilization of net operating losses.
•
Evaluated the Company’s projections of future taxable income for reasonableness.
•
Reviewed tax provision and other disclosures related to the tax provision

Allowance for Credit Losses over Notes Receivable

As described in Notes 2 and 3, the Company has recognized an allowance for credit losses for notes receivable of $0.4 million and within the Company’s portion of equity method investments of $1.0 million. The allowance is a valuation account that is deducted from the carrying amount of notes receivable and equity method investments to present the net amount of notes receivable and equity method investments expected to be collected. The Company’s analysis uses forecasts of expected cash receipts provided by an external specialist, which are then applied to a cash flow waterfall to project expected cash receipts. The shortfall in projected cash receipts is used as the Company’s estimate of the allowance. We identified the use of specialist and forecasts of cash receipts as a critical audit matter as auditing the forecasts required significant auditor judgment.

The primary procedures we performed to address this critical audit matter include the following:

•
Obtained an understanding of management’s estimate regarding the allowance for credit losses including the method, assumptions, and data used to develop the estimate by reviewing management prepared memorandum and analysis.
•
Evaluated management’s assessment of the external specialist.
•
Examined the underlying data used in determining the allowance for credit losses, including forecasts provided by the external specialist.
•
Evaluated the Company’s waterfall calculations and the application of forecasted cash receipts.

/s/ UHY LLP

We have served as the Company's auditor since 2022.

West Des Moines, Iowa
March 13, 2025

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$21,749	$12,279
Accounts receivable, net	1,559	1,910
Current portion of notes receivable, net	3,416	6,581
Inventory – equipment	5,348	5,074
Other current assets	1,056	448
Total current assets	33,128	26,292
Non-current portion of notes receivable, net	6,558	10,890
Equity method investments, net	20,892	21,361
Right-of-use assets	2,208	2,539
Property and equipment, net	1,643	1,705
Intangible assets, net	3,362	3,753
Goodwill	7,446	7,446
Deferred tax assets	6,008	9,115
Other assets	64	67
Total assets	$81,309	$83,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,979	$7,237
Payables to sellers	7,417	4,975
Current portion of third party debt	395	1,733
Current portion of lease liabilities	807	789
Total current liabilities	14,598	14,734
Non-current portion of third party debt	—	5,495
Non-current portion of lease liabilities	1,510	1,859
Total liabilities	16,108	22,088

Commitments and contingencies (Note 12 and Note 15)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 shares of Series N as of both December 31, 2024 and December 31, 2023, with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,380,944 and 37,157,616 shares as of December 31, 2024 and December 31, 2023, respectively; and outstanding 35,718,361 and 36,761,441 shares as of December 31, 2024 and December 31, 2023, respectively	374	372
Additional paid-in capital	295,657	294,522
Accumulated deficit	(227,844)	(233,026)
Treasury stock at cost, 1,662,583 shares as of December 31, 2024 and 396,175 shares as of December 31, 2023	(2,992)	(794)
Total stockholders’ equity	65,201	61,080
Total liabilities and stockholders’ equity	$81,309	$83,168

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues:
Services revenue	$32,607	$39,480
Asset sales	12,754	21,065
Total revenues	45,361	60,545

Operating costs and expenses:
Cost of services revenue	5,805	8,007
Cost of asset sales	8,321	12,724
Selling, general and administrative	24,266	26,040
Depreciation and amortization	591	514
Total operating costs and expenses	38,983	47,285
Earnings of equity method investments	2,688	1,059
Operating income	9,066	14,319
Interest expense, net	(93)	(324)
Income before income tax expense	8,973	13,995
Income tax expense	3,791	1,520
Net income	$5,182	$12,475

Weighted average common shares outstanding – basic	36,430,211	36,677,098
Weighted average common shares outstanding – diluted	37,131,115	37,587,308
Net income per share – basic	$0.14	$0.34
Net income per share – diluted	$0.14	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2022	565	$6	36,932,177	$369	$293,589	$(245,270)	243,468	$(395)	$48,299
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(231)	—	—	(231)
Issuance of common stock from stock option awards	—	—	75,767	1	8	—	—	—	9
Issuance of restricted common stock	—	—	149,592	2	149	—	—	—	151
Issuance of common stock due to conversion of Series N Preferred stock	(2)	—	80	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	776	—	—	—	776
Repurchase of common stock	—	—	—	—	—	—	152,707	(399)	(399)
Net income	—	—	—	—	—	12,475	—	—	12,475
Balance as of December 31, 2023	563	6	37,157,616	372	294,522	(233,026)	396,175	(794)	61,080
Issuance of common stock from stock option awards	—	—	45,752	1	(42)	—	—	—	(41)
Issuance of restricted common stock	—	—	177,576	1	(76)	—	—	—	(75)
Stock-based compensation expense	—	—	—	—	1,253	—	—	—	1,253
Repurchase of common stock	—	—	—	—	—	—	1,266,408	(2,198)	(2,198)
Net income	—	—	—	—	—	5,182	—	—	5,182
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,182	$12,475
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees, net	(90)	(273)
Earnings of equity method investments	(2,688)	(1,059)
Noncash credit loss (recovery) expense	(267)	530
Amortization of right-of-use assets	657	642
Depreciation and amortization	591	514
Deferred taxes	3,107	418
Stock-based compensation expense	1,253	776
Changes in operating assets and liabilities:
Accounts receivable	351	(931)
Inventory – equipment	(274)	(455)
Other assets	(605)	662
Accounts payable and accrued liabilities	(1,257)	(1,440)
Payables to sellers	2,442	1,787
Lease liabilities	(657)	(625)
Net cash provided by operating activities	7,745	13,021

Cash flows from investing activities:
Investment in notes receivable	(5,675)	(29,826)
Payments received on notes receivable	11,041	11,876
Investment in equity method investments	(343)	(17,224)
Return of investment in equity method investments	3,299	9,652
Cash distributions from equity method investments	2,688	1,059
Purchase of property and equipment	(137)	(257)
Cash received on transfer of notes receivable to partners	—	8,851
Net cash provided by (used in) investing activities	10,873	(15,869)

Cash flows from financing activities:
Proceeds from debt payable to third parties	—	13,000
Repayment of debt payable to third parties	(6,833)	(10,054)
Proceeds from issuance of common stock from stock option awards	—	36
Payments of tax withholdings related to issuance of restricted stock and cashless exercises of stock option awards	(117)	(122)
Repurchase of common stock	(2,198)	(400)
Net cash (used in) provided by financing activities	(9,148)	2,460
Net change in cash and cash equivalents	9,470	(388)
Cash and cash equivalents as of beginning of period	12,279	12,667
Cash and cash equivalents as of end of period	$21,749	$12,279

Supplemental cash flow information:
Cash paid for taxes	$640	$848
Cash paid for interest	$91	$411
Noncash transfer of notes receivable to equity method investments	$2,487	$—
Noncash change in lease liabilities and right-of-use assets	$327	$405

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Principles of Consolidation

These consolidated financial statements include the accounts of Heritage Global Inc. ("HG") together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), Heritage Global Capital LLC (“HGC”), and Heritage ALT LLC (“ALT”). These entities, collectively, are referred to as the “Company,” “we” or “our” in these consolidated financial statements. These consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HG exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three-year period ending in June of 2025. On September 13, 2024 the Company's Board of Directors approved an amendment to the Repurchase Program which increased the authorized aggregate amount of common shares the Company may repurchase to an aggregate of $6.0 million in common shares. The Company repurchased 1,266,408 shares in the open market for a purchase price of approximately $2.2 million during the year ended December 31, 2024. As of December 31, 2024, the Company had approximately $3.0 million in remaining aggregate dollar value of shares that may be purchased under the program.

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

Specialty Lending - Concentration and credit risk

As of December 31, 2024, the Company held a gross balance of investments in notes receivable of $30.2 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes one borrower’s gross notes receivable balance of approximately $22.2 million, representing 74% of our total gross notes receivable balance as of December 31, 2024, as compared to 62% as of December 31, 2023. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will in the short term have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.2 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

The Company mitigates this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages our valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, we are entitled to call the unpaid interest and principal balances and receive all net collections directly. The Company may also recover its investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through its Brokerage segment. In certain cases, the Company's recovery options may be subject to concurrence of the originator or other prior holder of the assets. From the inception of the specialty lending program through December 31, 2024, the Company has incurred no actual credit losses.

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

The Company accrues interest income in Accounts Receivable for the current month’s remittance process related to its notes receivable. The Company does not apply a credit loss rate against its Accounts Receivable balance for accrued interest income due to the timing of collections shortly after period end and prior to the financial statement filing date. Accrued interest on loans totaled $0.1 million and $0.2 million at December 31, 2024 and December 31, 2023, respectively.

See Note 10 for more detail regarding the Company’s accounts receivable.

Notes receivable, net

The Company’s notes receivable balance consists of loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT. These loans are measured at historical costs and reported at their outstanding principal balances net of any unamortized deferred fees and costs on originated loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the years ending December 31, 2024 and 2023 (in thousands):

	Accounts Receivable	Notes Receivable	Equity Method Investments	Total
Balance as of January 1, 2023	$132	$119	$185	$436
Provision for credit losses	—	531	713	1,244
Balance as of December 31, 2023	132	650	898	1,680
(Recovery) provision for credit losses	—	(267)	88	(179)
Balance as of December 31, 2024	$132	$383	$986	$1,501

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

As of December 31, 2024, the SCALE rate decreased to 1.3644% from 1.4183% as of December 31, 2023, and the Company's credit loss allowance rate specific to notes receivable was 3.7%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the joint ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of December 31, 2024, the SCALE rate decreased to 1.3644% from 1.4183% as of December 31, 2023, and the credit loss rate specific to equity method investments was 4.5%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide.

Inventory - equipment

The Company’s inventory consists of assets acquired for resale or auction. Assets acquired to be sold at auction are generally expected to be sold within 90 days while assets acquired for refurbishment and resale are generally expected to be sold within a two-year operating cycle. All inventory is recorded at the lower of cost or net realizable value.

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

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2024 and 2023, the carrying values of the Company’s cash and cash equivalents, accounts receivable, other assets, and accounts payable approximate fair value given the short term nature of these instruments. The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. At December 31, 2024 and 2023, the Company had no material financial instruments requiring fair value measurement on a recurring basis.

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2024 and 2023 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 9. No impairment charges were necessary during 2024 and 2023.

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized but, in accordance with GAAP, is tested at least annually for impairment. The Company performs its annual impairment test as of October 1. In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates it is more likely than not that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. No impairment charges were necessary during 2024 and 2023.

All of the Company’s goodwill relates to its acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and is discussed in more detail in Note 9.

Deferred income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. In 2014, as a result of incurring losses in previous years, the Company recorded a valuation allowance against all of its net deferred tax assets. In 2023, the Company recorded a reduction to the valuation allowance of $2.2 million resulting in a net deferred tax asset balance of approximately $9.1 million as it was more likely than not that a significant portion our net operating loss carryforwards will be utilized. In 2024, the Company increased the valuation allowance by $1.3 million, resulting in a net deferred tax asset balance of approximately $6.0 million, to align with the Company's updated forecasts. The change to the valuation allowance was primarily due to the application of our nonaccrual loan policy, which resulted in a decrease to our estimates related to the utilization of net operating loss carryforwards in 2025. For further discussion of our income taxes, see Note 13.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the year ended December 31, 2024), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2024, 2023 and 2022, the deferred revenue balance was approximately $0.6 million, $0.5 million and $0.4 million, respectively, and is recorded within accounts payable and accrued liabilities on the consolidated balance sheet. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Through its Specialty Lending segment, the Company provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios. The Company recognizes revenue generated by lending activity in accordance with ASC 310. Fees collected in relation to the issuance of loans includes loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio.

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

Through its Refurbishment and Resale segment, the Company offers financing on its standard laboratory equipment sales. The Company recognizes revenue upon shipment of its financed products in accordance with ASC 606. The Company records a loan receivable for the unpaid balance of the order. A loan amortization table is created upon shipment outlining the principal and interest income portion of each future payment. These loans are classified as held-for-investment and accounted for under the guidelines of ASC 310.

For both the Specialty Lending and Refurbishment and Resale segments, loan origination fees are offset with any direct origination costs and are deferred upon issuance of the loan and amortized over the lives of the related loans, as an adjustment to interest income. The interest method is used to arrive at a periodic interest cost (including amortization) that will represent a level effective rate on the sum of the face amount of the debt and (plus or minus) the unamortized premium or discount and expense at the beginning of each period.

Nonaccrual Loans

The Company determines a loan to be in a default status when the minimum payment amount has not been received within the grace period of the payment due date. The status of default does not solely trigger nonaccrual loan status. The Company considers quantitative and qualitative factors when evaluating a loan in default status to determine the likelihood of recovering the outstanding principal balance and contractual interest payments. The Company also monitors the financial standing and performance of its borrowers on an ongoing basis and regularly updates the collection forecasts for the underlying charged off or nonperforming receivable portfolios related to each outstanding loan. If the Company determines (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows, the Company will place the loans on nonaccrual status. If, based on its analysis, the Company elects to maintain accrual status after initial payment default, the loan will generally be placed on nonaccrual status if principal or interest payments become 90 days past due.

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

In November 2023, the Company and its affiliated Joint Ventures restructured loans (the "Restructured Loans") with its largest borrower by restructuring certain outstanding loans with an amortized cost basis of $51.6 million or 59% of the amortized cost basis of the total charged-off asset portfolio loans of our and our affiliated Joint Ventures. The Company's share of the Restructured Loans amortized cost basis was $22.2 million, or 57% of HGC's share of the loan book. All Restructured Loans were restructured by term extension, adding a weighted average of 1.5 years to the life of the Restructured Loans, which reduced the monthly payments for the borrower. As of September 30, 2023, we increased the allowance for credit losses related to our largest borrower experiencing financial difficulties. This resulted in an allowance for credit losses on the loans later restructured of $1.0 million as of September 30, 2023. As of December 31, 2024, the Company's allowance for credit losses related to the Restructured Loans was $1.1 million, of which $0.3 million was classified as notes receivable and $0.8 million was recorded within equity method investments.

The Company's largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders, however this borrower's remittance in June of 2024 did not meet the minimum required payment amount. The Company has determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from the Company's share of other loans within its affiliated Joint Ventures that are impacted by the default with its largest borrower and have been placed in nonaccrual status in June 2024. The Company's share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of December 31, 2024, the amortized cost basis of loans in nonaccrual status was $23.5 million, of which $5.3 million is recorded within notes receivable and $18.2 million is recorded within equity method investments. There were no loans in nonaccrual status as of December 31, 2023.

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

Advertising

The Company expenses advertising costs in the period in which they are incurred. Advertising and promotion expense included in selling, general and administrative expense for both the years ended December 31, 2024 and 2023, was $0.6 million.

Recently adopted accounting pronouncements

In November 2023,the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company adopted ASU 2023-07 as of December 31, 2024 and as a result has expanded its segment reporting disclosures. See note 17 for further details.

Future accounting pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company anticipates that ASU 2023-09 will have no accounting impact but will require additional disclosure related to certain income tax calculations.

On November 4, 2024, the FASB issued ASU 2024-03, "Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03") which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company anticipates that ASU 2024-03 will have no accounting impact but will require additional disclosure to further detail certain income statement expense information.

Note 3 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of December 31, 2024 and 2023, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans and adjusted for the allowance for credit losses, was $9.6 million and $17.5 million, respectively. The activity during 2024 includes the additional investment in notes receivable of approximately $5.0 million, which was offset by principal payments made by borrowers of approximately $10.8 million and noncash transfer of notes receivable to equity method investments of approximately $2.5 million.

As of December 31, 2024, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the allowance for credit losses, was $0.4 million. There was no notes receivable balance related to financing of laboratory equipment sales as of December 31, 2023. The activity during 2024 includes investment in notes receivable of approximately $0.6 million, which was offset by principal payments made by purchasers of $0.3 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity:

	2024	2023
Notes receivable, beginning of year	$18,262	$9,163
Investment in notes receivable	5,675	29,826
Noncash transfer of notes receivable to equity method investments	(2,487)	(8,851)
Principal repayments	(11,041)	(11,876)
Notes receivable, end of year	10,409	18,262
Deferred financing fees and costs, net	(52)	(141)
Allowance for credit losses	(383)	(650)
Notes receivable, net, end of year	$9,974	$17,471

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During 2023, the Company recorded a provision for credit losses in selling, general and administrative expense on the consolidated statement of income of approximately $0.5 million. As of December 31, 2024 and 2023, the allowance for credit losses was approximately $0.4 million and $0.7 million, respectively. The change in allowance for credit losses in 2024 was primarily driven by decreases in loan balances. The Company's credit loss reserve rate specific to its notes receivable balance as of December 31, 2024 was 3.7%. As of December 31, 2024, the Company has recorded no actual credit losses on notes receivable. As of December 31, 2024, the amortized cost basis of notes receivable in nonaccrual status was approximately $5.3 million. There were no notes receivable in nonaccrual status as of December 31, 2023.

Note 4 – Lessor Arrangement

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of December 31, 2024, the Company has recognized approximately $1.3 million in earnings from equity method investments related to the Company’s share of net income attributable to KNFH II LLC.

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. For the year ended December 31, 2024, the Company’s share of the joint venture’s provision for credit losses was approximately $1.0 million, representing a credit loss rate of 4.5% specific to its equity method investments, which was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. The provision for credit losses was primarily driven by increases in loan balances. As of December 31, 2023, the Company's share of the allowance for credit losses was approximately $0.9 million, representing a credit loss rate of 4.3% specific to its equity method investments. As of December 31, 2024, the Company has recorded no actual credit losses through its equity method investments. As of December 31, 2024, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $18.3 million.

Based on the nature of our equity method investments, the joint venture entities' revenues and gross profit are not materially different and furthermore, operating income and net income have no material differences.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities as of December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	KNFH LLC	DHC8 LLC	KNFH II LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$—	$2,478	$13,263	$5,002	$5,416	$26,159
Gross profit	—	2,478	5,226	5,002	5,416	18,122
Operating income	—	2,018	5,044	4,971	5,412	17,444
Net income (loss)	—	2,018	5,044	4,986	5,412	17,459
Assets	—	1,310	7,957	24,034	32,508	65,809
Liabilities	—	624	2,267	5	—	2,896

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities as of December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	KNFH LLC	DHC8 LLC	KNFH II LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$303	$1,533	$—	$4,942	$1,400	$8,178
Gross profit	303	1,533	—	4,942	1,400	8,178
Operating income	(146)	1,305	—	4,378	1,395	6,932
Net income (loss)	(146)	1,305	—	4,378	1,395	6,932
Assets	292	7,061	8,150	28,389	38,081	81,973
Liabilities	289	1,102	4,000	10	—	5,401

Note 6 – Earnings per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For 2024 and 2023, the earnings allocated to the preferred shares outstanding were not material.

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

The table below shows the calculation of the shares used in computing diluted EPS:

	Year Ended December 31,
Weighted Average Shares Calculation:	2024	2023
Basic weighted average shares outstanding	36,430,211	36,677,098
Treasury stock effect of common stock options and restricted stock awards	700,904	910,210
Diluted weighted average common shares outstanding	37,131,115	37,587,308

For 2024 and 2023 there were potential common shares relating to common stock options totaling approximately 0.9 million and 0.8 million, respectively, that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	December 31,	December 31,
Right-of-use assets:	2024	2023
Del Mar, CA	$357	$186
Hayward, CA	1,236	1,525
San Diego, CA	357	477
Edwardsville, IL	258	351
Total right-of-use assets	$2,208	$2,539

	December 31,	December 31,
Lease liabilities:	2024	2023
Del Mar, CA	$364	$203
Hayward, CA	1,311	1,594
San Diego, CA	381	498
Edwardsville, IL	261	353
Total lease liabilities	$2,317	$2,648

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 3.2 years and the weighted average discount rate is 5.50% as of December 31, 2024. The weighted average remaining lease term for operating leases was 4.1 years and the weighted average discount rate was 5.35% as of December 31, 2023.

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For both 2024 and 2023, lease expense was approximately $0.8 million. Cash paid for operating leases in 2024 and 2023 was $0.9 million and $0.8 million, respectively. The Company had no short-term or variable leases in 2024 or 2023.

The lease expense for each location are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Del Mar, CA	$160	$163
Hayward, CA	361	361
San Diego, CA	144	144
Edwardsville, IL	116	113
Total	$781	$781

As of December 31, 2024, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2025	$807
2026	829
2027	573
2028	299
Total undiscounted future minimum lease payments	2,508
Less imputed interest	(191)
Present value of lease liabilities	$2,317

Note 8 – Property and Equipment, net

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. The life of the building acquired in connection with the ALT purchase transaction was determined to be 25 years. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is shorter. Estimated service lives are five years for furniture, fixtures and office equipment and three years for software and technology assets. Expenditures for repairs and maintenance not considered to substantially lengthen the life of the asset or increase capacity or efficiency are charged to expense as incurred.

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2024	December 31, 2023
Building	$985	$985
Land	397	397
Furniture, fixtures and office equipment	352	286
Software and technology assets	443	372
Vehicles	11	11
	2,188	2,051
Accumulated depreciation	(545)	(346)
Property and equipment, net	$1,643	$1,705

Depreciation expense related to property and equipment for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

Note 9 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2024 and 2023 are shown below (in thousands except for lives):

Amortized & Unamortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2022	Amortization	Carrying Value December 31, 2023	Amortization	Carrying Value December 31, 2023
Trade Name (HGP)	14	—	$257	$(129)	$128	$(128)	$—
Trade Name (ALT)	20	16.7	607	(32)	575	(33)	542
Vendor Relationship (ALT)	5	1.7	843	(230)	613	(230)	383
Unamortized Trade Name (NLEX)	—	—	2,437	—	2,437	—	2,437
Total			$4,144	$(391)	$3,753	$(391)	$3,362

Amortization expense during both 2024 and 2023 was $0.4 million. No significant residual value is estimated for these intangible assets.

The estimated amortization expense during future years is shown below (in thousands):

Year	Amount
2025	$263
2026	186
2027	33
2028	33
2029	33
Thereafter	378
Total	$925

Goodwill

Goodwill consisted of the following at December 31, 2024 and 2023 (in thousands):

Acquisition	December 31, 2024	December 31, 2023
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

The Company performed its annual impairment test for the year ended December 31, 2024 and 2023, and determined that no impairment charges were necessary.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the years ended December 31, 2024 and 2023, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statement of income related to accounts receivable. As of both December 31, 2024 and 2023, the allowance for credit losses related to accounts receivable was approximately $0.1 million.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	2024	2023
Remuneration and benefits	3,354	4,423
Accrued auction and liquidation expenses	908	705
Due to Joint Venture partners	254	638
Deferred revenue	550	497
Sales and other taxes	493	626
Accounting, auditing and tax consulting	171	189
Other	249	159
Total accounts payable and accrued liabilities	$5,979	$7,237

Note 11 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Current portion of third party debt:
ALT note	$395	$511
2021 credit facility	—	—
2023 credit facility	—	1,222
Total	395	1,733

Non-current portion of third party debt:
ALT note	—	395
2023 credit facility	—	5,100
Total	—	5,495

Total third party debt	$395	$7,228

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

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Modification Agreement modified and reaffirmed the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The maturity date was modified to October 27, 2024. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Modification Agreement modified the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective nine months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets. As of December 31, 2024, there was no outstanding balance on the 2021 Credit Facility.

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

The Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fourth Modification Agreement”), effective as of December 27, 2024, to extend the maturity date of the 2021 Credit Facility to June 27, 2026. The Fourth Modification Agreement also raises the interest rate floor by 0.25% to 7.0% and modifies certain compliance covenants.

As of December 31, 2024 and 2023 the Company was in compliance with all financial and negative covenants.

The Company's weighted average interest rate on short-term borrowings as of December 31, 2024 and December 31, 2023 was 8.75% and 9.51%, respectively.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of December 31, 2024 was $0.4 million and was classified as "current".

2023 Credit Facility

On May 26, 2023, the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2023 Credit Facility”) with C3 Bank. The 2023 Credit Facility provided for a new $7.0 million term loan (the "Term Loan") which was repayable in monthly installments of principal and interest until the maturity date of April 27, 2028.

On July 24, 2024, the Company paid $5.8 million for the full remaining principal balance outstanding of $5.7 million on its Term Loan agreement with C3 Bank, in advance of the loan’s April 27, 2028 maturity date, and $0.1 million in interest accrued to July 24, 2024.

Note 12 – Commitments and Contingencies

At December 31, 2024 the Company does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 13 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses. The following table summarizes the change in the valuation allowance during 2023 and 2024, (in thousands):

Balance as of December 31, 2022	$4,428
Change during 2023	(2,205)
Balance as of December 31, 2023	2,223
Change during 2024	1,290
Balance as of December 31, 2024	$3,513

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At December 31, 2023, management reevaluated the Company's performance and forecast for the next five years and concluded that there is sufficient positive evidence to conclude that is it more likely than not that additional deferred tax assets of $2.2 million are realizable. At December 31, 2024 management reevaluated the Company's performance and forecast for the following five years and concluded that it is more likely than not that the Company will be able to use $24.3 million of the remaining $41.0 million federal NOL carryforwards. Based on management's new estimate, the Company believes it is appropriate to increase the valuation allowance to a total of $3.5 million, recognizing $1.3 million as a discrete expense (tax effected at 21%) at December 31, 2024. The change to the valuation allowance was primarily due to the application of our nonaccrual loan policy, which resulted in a decrease to our estimates related to the utilization of net operating loss carryforwards in 2025.

At December 31, 2024, the Company has aggregate federal net operating loss carry forwards of $41.0 million. These net operating loss carry forwards begin to expire in 2025.

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

Restrictions in net operating loss carry forwards occurred in 2001 as a result of the acquisition of the Company by Street Capital. Pursuant to Section 382 of the Internal Revenue Code, the annual usage of the Company’s net operating loss carry forwards was limited to approximately $2.5 million per annum until 2008 and $1.7 million per annum through December 31, 2023. As of December 31, 2023, all of the Company's restricted net operating loss carry forwards have been fully utilized. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of December 31, 2024.

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The 2021 through 2023 taxation years remain open for audit.

The Company is subject to state income tax in multiple jurisdictions. In most states, the Company does not have tax loss carry forwards available to shield income attributable to a particular state from being subject to tax in that particular state.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ended December 31, (in thousands except for percentages):

	2024		2023
	Dollars	Percent	Dollars	Percent
Expected income tax expense at federal statutory rate	$1,885	21.0%	$2,939	21.0%
Increase (reduction) in taxes resulting from:
State income taxes	656	7.3%	996	7.1%
Non-deductible expenses (permanent differences)	(22)	(0.2)%	(196)	(1.4)%
Change in valuation allowance	1,290	13.9%	(2,205)	(15.8)%
Changes in unrecognized tax benefits	(18)	(0.2)%	(14)	(0.8)%
Income tax expense	$3,791	41.8%	$1,520	10.1%

Income tax expense (benefit) for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands):

	2024	2023
Current provision for income taxes:
Federal	$-	$-
State	684	1,188
Total	684	1,188

Deferred provision for income taxes:
Federal	3,145	465
State	(38)	(133)
Total	3,107	332

Total provision for income taxes	$3,791	$1,520

The components of the net deferred tax assets as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$9,059	$11,012
Stock based compensation	551	348
Intangibles	282	224
Operating lease liabilities	617	628
Equity method investments	194	239
Allowance for credit loss	104	176
Accruals	120	131
Other	118	136
Total gross deferred tax assets	11,045	12,894

Deferred tax liabilities:
Trade names	(681)	(708)
Customer relationships	(68)	(48)
Equity method investments	(20)	(28)
Operating lease right-of-use assets	(588)	(599)
Other	(167)	(173)
Total gross deferred tax liabilities	(1,524)	(1,556)
Total deferred tax assets	9,521	11,338

Less: valuation allowance	(3,513)	(2,223)
Deferred tax assets, net of valuation allowance	$6,008	$9,115

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA has not had a material impact to the Company’s financial statements for the tax years ended December 31, 2024 or 2023 and management does not believe it will have a material impact on the Company's financial statements in future tax years.

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

Due to the Company’s historic policy of applying a valuation allowance against its deferred tax assets, the effect of the above was an offsetting reduction in the Company’s valuation allowance. Accordingly, the above reduction had no net impact on the Company’s financial position, operations or cash flow. As of December 31, 2024, the total unrecognized tax benefit has been determined to be $4.4 million.

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

Note 14 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of the Financial Assets Division, David Ludwig. The total amount paid to the related party was approximately $0.1 million for both years ended December 31, 2024 and 2023, and is included in selling, general and administrative expenses in the consolidated income statement. All of the payments in both 2024 and 2023 were made to David Ludwig.

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

During 2024 and 2023 the Company issued 45,752 and 75,767 shares of common stock, respectively, pursuant to the exercise of stock options.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share. The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. During 2023, two shares of the Company’s Series N preferred stock were converted into 80 shares of the Company’s common stock. No shares of the Company’s Series N preferred stock were converted during 2024.

Stock-Based Compensation Plans

At December 31, 2024, the Company had four active stock-based compensation plans which are described below. The fourth of these plans received approval at the Company’s 2022 Annual Meeting of Shareholders, and replaces the 2016 Plan for awards made after June 8, 2022.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. No awards under this plan were granted during 2024 or 2023.

2010 Plan	2024	2023
Options outstanding, beginning of year	238,750	243,750
Options exercised	(21,250)	(5,000)
Options outstanding, end of year	217,500	238,750

The outstanding options vest over four years at exercise prices ranging from $0.40 to $2.77 per share.

Other Options Issued

In 2021, the Company’s Board approved the issuance of options to purchase 150,000 shares at an exercise price of $1.78 to certain accredited personnel. In 2020, the Company’s Board approved the issuance of options to purchase 90,000 shares at an exercise price of $1.41 to certain accredited personnel. Shares issued upon exercise of these options are not registered for public sale. No awards under this plan were granted during 2024 or 2023.

Other Options	2024	2023
Options outstanding, beginning of year	383,125	383,125
Options exercised	(90,000)	—
Options outstanding, end of year	293,125	383,125

The outstanding options vest over four years at exercise prices ranging from $0.70 to $1.78 per share.

Heritage Global Inc. 2016 Stock Option Plan

In 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Options may be forfeited in certain circumstances. On June 8, 2022 the 2016 plan was replaced by the 2022 Heritage Global Inc. Equity Incentive Plan, and as such, no awards under this plan were granted during 2024 or 2023.

2016 Plan	2024	2023
Options outstanding, beginning of year	1,079,850	1,255,975
Options exercised	(10,000)	(91,750)
Options forfeited	(4,000)	(84,375)
Options outstanding, end of year	1,065,850	1,079,850

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $3.33 per share.

2022 Heritage Global Inc. Equity Incentive Plan

In 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022. Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. In 2024 and 2023, the Company issued options to purchase 112,500 and 470,000 shares of common stock to certain of the Company's employees under this plan, respectively.

2022 Plan	2024	2023
Options outstanding, beginning of year	563,625	144,500
Options granted	112,500	470,000
Options exercised	(3,750)	(5,375)
Options forfeited	(17,250)	(45,500)
Options outstanding, end of year	655,125	563,625

The outstanding options under the 2022 Plan vest over four years at exercise prices ranging from $1.60 to $3.55 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options was $0.7 million in 2024 and $0.5 million in 2023. These amounts were recorded in selling, general and administrative expense in both years. During 2024 and 2023, options to purchase 111,250 and 102,125 shares were exercised, respectively. The tax benefit recognized by the Company related to these option exercises was approximately $0.1 million in 2024, as compared to $0.4 million recognized in 2023.

In connection with the stock option grants during 2024 and 2023, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2024	2023
Risk-free interest rate	4%	4%
Expected life (years)	7	7
Expected volatility	73%	65%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options:

	2024			2023
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	2,265,350	$1.71		2,027,350	$1.38
Granted	112,500	2.01		470,000	2.91
Exercised	(125,000)	0.83		(102,125)	0.86
Forfeited	(21,250)	1.88		(129,875)	1.72
Outstanding at end of year	2,231,600	$1.77	$971	2,265,350	$1.71	$2,580

Options exercisable at year end	1,536,725	$1.48	$926	1,275,225	$1.02	$2,042

Weighted-average fair value of options granted during the year		$1.46			$2.91

As of December 31, 2024, the Company had unvested options for the purchase of 694,875 shares with a weighted average grant date fair value of $1.81 per share. As of December 31, 2023, the Company had unvested options for the purchase of 990,125 shares with a weighted average grant date fair value of $1.90 per share. At December 31, 2024 and 2023, the aggregate intrinsic value of exercisable options was $0.9 million and $2.0 million, respectively. At December 31, 2024 and 2023, the aggregate intrinsic value of options exercised was $0.1 million and $0.2 million, respectively.

As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested stock options was $0.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of options vesting during both 2024 and 2023 was $0.6 million. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding as of December 31, 2024:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.40 to $ 0.53	432,850	2.1	$0.45	432,850	2.1	$0.45
$ 0.70 to $ 0.85	180,625	4.5	$0.73	180,625	4.5	$0.73
$ 1.37 to $ 1.90	860,625	6.9	$1.66	582,000	6.4	$1.65
$ 2.39 to $ 3.55	757,500	7.6	$2.90	341,250	6.8	$2.88
	2,231,600			1,536,725

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

On June 1, 2018, the Company granted 600,000 shares of Company restricted common stock in connection with the Addenda to the Employment Agreements of David Ludwig and Tom Ludwig. The shares were subject to certain restrictions on transfer and a right of repurchase over five years, which ended on May 31, 2023. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $0.43 per share, was $21,500 for the year ended December 31, 2023. There was no stock based compensation expense related to the restricted stock awards in 2024 and there was no unrecognized stock-based compensation expense as of December 31, 2024 or 2023.

On August 3, 2022, the Company granted 115,000 shares of Company restricted common stock to non-executive directors under the 2022 Heritage Global Inc. Equity Incentive Plan. Of the shares of Company restricted common stock granted during 2022, 40,000 shares were granted with a vesting term that was completed prior to the grant date due to a delay in the Company’s ability to grant such shares, and the remaining 75,000 shares vested in full on March 31, 2023. We determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards, calculated by using the grant date fair value of $1.58 per share, was $44,400 for the year ended December 31, 2023. There was no stock based compensation expense related to the restricted stock awards in 2024 and there was no unrecognized stock-based compensation expense as of December 31, 2024 or 2023.

The following summarizes the restricted stock awards and related stock based compensation expense in 2024 and 2023 (in thousands, except share count and award fair value):

					Compensation Expense for the year ended,		Unrecognized Compensation Expense as of,
	Grant Date	Vesting Date	Restricted Stock Granted	Grant Date Fair Value	2023	2024	December 31, 2024
Ludwig Employment Agreements	June 1, 2018	May 31, 2023	600,000	$0.43	$22	$—	$—
Non-executive directors	August 3, 2022	March 31, 2023	75,000	$1.58	44	—	—
Employees	March 1, 2023	March 1, 2024	97,290	$2.53	—	—	—
Non-executive directors	March 31, 2023	March 31, 2024	90,000	$2.87	176	45	—
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	—	308	68
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	—	180	40
Total					$242	$532	$107

The Company's unrecognized stock-based compensation expense related to restricted stock as of December 31, 2024 is expected to be recognized over a weighted average period of 0.2 years. The tax benefit recognized by the Company related to restricted stock awards was approximately $0.4 million in 2024, as compared to $2.2 million recognized in 2023.

Note 17 – Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (CODM), which was determined to be Ross Dove, CEO, for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily on differentiated revenue streams for services offered. The Company’s reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Brokerage segment, and Specialty Lending segment. The Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. The Brokerage segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. The Specialty Lending segment, through HGC, provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

Our CODM evaluates the performance of the Company's reportable segments based primarily on operating income and routinely receives internal reports that analyze operating income for the reporting segments. The CODM is not routinely provided detailed information regarding significant operating expenses by segment, and such information is not considered critical for allocating resources or assessing the performance of each segment. The Company’s operating expenses are comprised mainly of fixed and variable compensation, marketing, outside services such as audit, legal and information technology, occupancy, and other regulatory costs incurred as a public entity. Additionally, earnings from equity method investments related to significant transactions involving real estate, machinery and equipment in the Company's Auction and Liquidation segment and Joint Venture lending activity related to the Company's Specialty Lending segment are significant in the computation of segment operating income and reported separately as shown in the table below.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Year Ended December 31, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$10,560	$4,103	$14,069	$2,503	$—	$31,235
Operating expenses [2]	(7,911)	(3,655)	(6,717)	(1,800)	(4,774)	(24,857)
Earnings from equity method investments	1,391	—	—	1,297	—	2,688
Operating income (loss)	$4,040	$448	$7,352	$2,000	$(4,774)	$9,066

	Year Ended December 31, 2023
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$13,545	$6,285	$16,762	$3,223	$—	$39,815
Operating expenses [2]	(8,767)	(3,438)	(7,816)	(2,280)	(4,254)	(26,555)
Earnings from equity method investments	140	—	—	919	—	1,059
Operating income (loss)	$4,918	$2,847	$8,946	$1,862	$(4,254)	$14,319

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relates to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. In 2024, the total amount of gross profit allocated to ALT from

HGP was approximately $1.4 million, as compared to the total amount of gross profit allocated to ALT in 2023 of approximately $3.8 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. In 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.3 million, as compared to the total amount of interest allocated to HGC in 2023 of approximately $0.5 million.

Note 18 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2024 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Annual Report on Form 10-K, other than noted below.

On February 6, 2025, Heritage Nancy Ridge LLC (“Heritage Nancy Ridge”), an indirect and wholly-owned subsidiary of HG entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for a $4.1 million term loan (the “Mortgage”). Heritage Nancy Ridge used the proceeds of the Mortgage to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California (the “Nancy Ridge Property”), which will be used as HG’s future corporate headquarters and as future warehouse and office space for the operations of HGP.

The maturity date of the Mortgage Loan Agreement is February 5, 2035. The Mortgage Loan Agreement sets the interest rate to accrue at a rate of 6.500% for the first three years of the Mortgage. For the remainder of the term, the Mortgage Loan Agreement sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the one-month Term SOFR as published daily by CME Group, plus a margin of 2.250%. Heritage Ridge Nancy is the borrower and HG is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property.