Form 10-Q
period 2025-03-31
Heritage Global Inc.
filed 2025-05-08
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 2025, there were 35,275,204 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,788	$21,749
Accounts receivable, net	1,662	1,559
Current portion of notes receivable, net	3,420	3,416
Inventory – equipment	5,081	5,348
Other current assets	542	1,056
Total current assets	29,493	33,128
Non-current portion of notes receivable, net	6,307	6,558
Equity method investments	21,691	20,892
Property and equipment, net	9,048	1,643
Right-of-use assets	2,041	2,208
Intangible assets, net	3,296	3,362
Goodwill	7,446	7,446
Deferred tax assets	5,723	6,008
Other assets	1,638	64
Total assets	$86,683	$81,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,124	$5,979
Payables to sellers	8,568	7,417
Current portion of third party debt	265	395
Current portion of lease liabilities	813	807
Total current liabilities	14,770	14,598
Non-current portion of third party debt	4,100	—
Non-current portion of lease liabilities	1,337	1,510
Other non-current liabilities	1,050	—
Total liabilities	21,257	16,108

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of March 31, 2025 and December 31, 2024; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,637,766 and 37,380,944 shares as of March 31, 2025 and December 31, 2024, respectively; and outstanding 35,484,532 and 35,718,361 shares as of March 31, 2025 and December 31, 2024, respectively	376	374
Additional paid-in capital	295,858	295,657
Accumulated deficit	(226,780)	(227,844)
Treasury stock at cost, 2,153,234 and 1,662,583 shares as of March 31, 2025 and December 31, 2024, respectively	(4,034)	(2,992)
Total stockholders’ equity	65,426	65,201
Total liabilities and stockholders’ equity	$86,683	$81,309

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Services revenue	$7,648	$8,983
Asset sales	5,811	3,178
Total revenues	13,459	12,161

Operating costs and expenses:
Cost of services revenue	1,675	1,480
Cost of asset sales	3,773	2,411
Selling, general and administrative	6,534	6,358
Depreciation and amortization	118	141
Total operating costs and expenses	12,100	10,390
Earnings of equity method investments	44	787
Operating income	1,403	2,558
Interest income (expense), net	56	(92)
Income before income tax expense	1,459	2,466
Income tax expense	395	667
Net income	$1,064	$1,799

Weighted average common shares outstanding – basic	35,282,855	36,592,801
Weighted average common shares outstanding – diluted	36,056,645	37,367,268
Net income per share – basic	$0.03	$0.05
Net income per share – diluted	$0.03	$0.05

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201
Issuance of restricted common stock	—	—	256,822	2	(79)	—	—	—	(77)
Stock-based compensation expense	—	—	—	—	280	—	—	—	280
Repurchase of common stock	—	—	—	—	—	—	490,651	(1,042)	(1,042)
Net income	—	—	—	—	—	1,064	—	—	1,064
Balance as of March 31, 2025	563	$6	37,637,766	$376	$295,858	$(226,780)	2,153,234	$(4,034)	$65,426

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080
Issuance of common stock from stock option awards	—	—	1,200	—	—	—	—	—	—
Issuance of restricted common stock	—	—	177,576	1	(76)	—		—	(75)
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Net income	—	—	—	—	—	1,799	—	—	1,799
Balance as of March 31, 2024	563	$6	37,336,392	$373	$294,674	$(231,227)	396,175	$(794)	$63,032

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,064	$1,799
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees, net	(13)	3
Earnings of equity method investments	(44)	(787)
Noncash credit loss recovery	(4)	(2)
Amortization of right-of-use assets	167	162
Depreciation and amortization	118	141
Deferred taxes	285	478
Stock-based compensation expense	280	228
Changes in operating assets and liabilities:
Accounts receivable	(101)	347
Inventory – equipment	267	339
Other current assets	515	(39)
Accounts payable and accrued liabilities	(901)	(2,674)
Payables to sellers	1,151	1,841
Lease liabilities	(167)	(160)
Net cash provided by operating activities	2,617	1,676

Cash flows from investing activities:
Investment in notes receivable	(1,348)	(2,256)
Payments received on notes receivable	1,609	2,520
Investment in participating interest	(1,575)	—
Investment in equity method investments	(1,575)	(193)
Return of investment in equity method investments	776	1,283
Cash distributions from equity method investments	44	787
Purchase of property and equipment	(7,408)	(22)
Net cash (used in) provided by investing activities	(9,477)	2,119

Cash flows from financing activities:
Proceeds from debt payable to third parties	4,100	—
Repayment of debt payable to third parties	(130)	(422)
Proceeds from secured borrowing	1,050	—
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(79)	(75)
Repurchase of common stock	(1,042)	—
Net cash provided by (used in) financing activities	3,899	(497)
Net change in cash and cash equivalents	(2,961)	3,298
Cash and cash equivalents as of beginning of period	21,749	12,279
Cash and cash equivalents as of end of period	$18,788	$15,577

Supplemental cash flow information:
Cash paid for taxes	$(9)	$(1)
Cash paid for interest	$(51)	$92
Noncash purchase of property and equipment	$49	$—

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

The Company prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these unaudited condensed financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “Form 10-K”).

The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors authorized a share repurchase program on May 5, 2022 (“Repurchase Program”), which permits the Company to purchase up to an aggregate of $4.0 million in common shares over a three year period ending in June 2025. On September 13, 2024 the Company's Board of Directors approved an amendment to the Repurchase Program which increased the authorized aggregate amount of common shares the Company may repurchase to an aggregate of $6.0 million in common shares. The Company repurchased 490,651 shares in the open market for a purchase price of approximately $1.0 million during the three months ended March 31, 2025. As of March 31, 2025, the Company had approximately $2.0 million in remaining aggregate dollar value of shares that may be purchased under the Repurchase Program.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended March 31, 2025 and 2024), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.6 million as of both March 31, 2025 and December 31, 2024 and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The accrual of interest is generally discontinued when a loan is placed in nonaccrual status. Interest received on such loans is accounted for using the cost-recovery or the cash-basis method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest payments received by the creditor are recorded as interest income provided the amount does not exceed the amount that would have been earned at the loan’s original effective interest rate. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and all remaining principal and interest payments are deemed probable.

Pursuant to the terms of existing credit agreements, the Company's largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. The Company's largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders. The Company has determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from the Company’s share of other loans within its affiliated joint ventures that are impacted by the default with the largest borrower and were placed in nonaccrual status in June 2024. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of March 31, 2025, the amortized cost basis of loans in nonaccrual status was $22.9 million, of which $5.1 million is recorded within notes receivable and $17.8 million is recorded within equity method investments.

Specialty Lending - Concentration and credit risk

As of March 31, 2025, the Company held a gross balance of investments in notes receivable of $29.3 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes its largest borrower’s gross note receivable balance of approximately $22.1 million, representing 75% of our total gross notes receivable balance as of March 31, 2025, as compared to 74% as of December 31, 2024. As discussed further in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonaccrual Loans, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of March 31, 2025. Whether we will realize any return with respect to the impacted loans is uncertain. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.1 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

The Company mitigates this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages its valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, the Company is entitled to call the unpaid interest and principal balances and receive all net collections directly. The Company may also recover its investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through the Company's Brokerage segment. In certain cases, the Company’s recovery options may be subject to concurrence of the originator or other prior holder of the assets.

Allowance for credit losses

The Company applies a current expected credit loss model, which is an impairment model based on expected losses rather than incurred losses. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from, or added to, the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The table below summarizes the allowance for credit loss balance as of, and the changes made during the years ending December 31, 2024 and 2023 and the three months ended March 31, 2025, respectively (in thousands):

	Accounts Receivable	Notes Receivable	Equity Method Investments	Total
Balance as of December 31, 2023	$132	$650	$898	$1,680
(Recovery) provision for credit losses	—	(267)	88	(179)
Balance as of December 31, 2024	132	383	986	1,501
(Recovery) provision for credit losses	(2)	(2)	(2)	(6)
Balance as of March 31, 2025	$130	$381	$984	$1,495

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

As of both March 31, 2025 and December 31, 2024, the reserve for credit losses related to accounts receivable was approximately $0.1 million.

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

As of March 31, 2025, the SCALE rate was 1.3718% and the Company's credit loss allowance rate specific to notes receivable was 3.8%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both March 31, 2025 and December 31, 2024, the Company's allowance for credit losses related to notes receivable outstanding was approximately $0.4 million. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the Joint Ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of March 31, 2025, the SCALE rate was 1.3718% and the credit loss allowance rate specific to equity method investments was 5.0%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both March 31, 2025 and December 31, 2024, the Company's allowance for credit losses related to its equity method investments was approximately $1.0 million.

Recently adopted accounting pronouncements

In November 2023,the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company adopted ASU 2023-07 as of December 31, 2024 and as a result has expanded its segment reporting disclosures. See Note 15 for further details.

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is adapting this standard effective January 1, 2025 for the current year-end. ASU 2023-09 will have no accounting impact but will require additional disclosure related to certain income tax calculations.

Future accounting pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, "Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03") which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company anticipates that ASU 2024-03 will have no accounting impact but will require additional disclosure to further detail certain income statement expense information.

Note 3 – Accounts Receivable, net

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s accounts receivable are primarily related to the operations of its business. With respect to auction proceeds and asset dispositions, including NLEX’s brokerage transactions, the assets are not released to the buyer until payment has been received. The Company, therefore, is not exposed to significant collectability risk relating to these receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not historically required a formal credit quality assessment in connection with these activities. The Company has not experienced any significant collectability issues with its accounts receivable. As the Company’s business expands, more comprehensive credit assessments may be required.

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the three months ended March 31, 2025, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of both March 31, 2025 and December 31, 2024, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of March 31, 2025 and December 31, 2024, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the allowance for credit losses was $9.3 million and $9.6 million, respectively. The activity during the three months ended March 31, 2025 includes the additional investment in notes receivable of approximately $1.2 million, which was offset by principal payments made by borrowers of approximately $1.5 million.

As of both March 31, 2025 and December 31, 2024, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.4 million. The activity during the three months ended March 31, 2025 includes the investment in notes receivable of approximately $0.1 million, which was offset by principal payments made by purchasers of $0.1 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity for the three months ended March 31, 2025 (in thousands):

Notes receivable, net, December 31, 2024	$10,409
Investment in notes receivable	1,348
Principal repayments	(1,609)
Notes receivable, as of March 31, 2025	10,148
Deferred financing fees and costs, net	(40)
Allowance for credit losses	(381)
Notes receivable, net, March 31, 2025	$9,727

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the three months ended March 31, 2025, the Company made no material changes to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income. As of March 31, 2025 and December 31, 2024, the amortized cost basis of notes receivable in nonaccrual status was $5.1 million and $5.3 million, respectively.

Note 5 – Stock-based Compensation

As of March 31, 2025, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2024 contained in the Company’s Form 10-K.

Stock Options

During the three months ended March 31, 2025, the Company issued options to purchase 70,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 60,000 options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	2,231,600	$1.77	6.0	$1,455
Granted	70,000	$2.11
Exercised	—	$—
Forfeited	(60,000)	$3.05
Outstanding as of March 31, 2025	2,241,600	$1.75	5.8	$1,457

Options exercisable as of March 31, 2025	1,626,725	$1.52	4.9	$1,339

The Company recognized stock-based compensation expense related to common stock options of $0.1 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024. As of March 31, 2025, there was approximately $0.8 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.6 years.

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

The following summarizes the restricted stock awards and related stock-based compensation expense (in thousands, except share count and award fair value):

					Compensation Expense for the three months ended March 31,		Unrecognized Compensation Expense as of,
	Grant Date	Vesting Date	Restricted Stock Granted	Per Share Grant Date Fair Value	2024	2025	March 31, 2025
Employees	March 1, 2023	March 1, 2024	97,290	$2.53	—	—	—
Non-executive directors	March 31, 2023	March 31, 2024	90,000	$2.87	39	—	—
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	29	67	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	17	40	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	—	14	217
Employees	March 6, 2025	March 6, 2026	128,044	$2.11	—	10	133
Non-executive directors	March 6, 2025	March 6, 2026 [2]	100,000	$2.11	—	15	197
Total					$85	$146	$547

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 6, 2026.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.1 million for both the three months ended March 31, 2025 and 2024. The unrecognized stock-based compensation expense as of March 31, 2025 was approximately $0.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

Note 6 – Equity Method Investments

In November 2018, CPFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets among partners in a joint venture. In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In April 2022, KNFH LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In December 2022, DHC8 LLC, of which the Company holds a 13.33% share was formed to provide funding and receive principal and interest payments as a result of the initial investment. In May 2023, HGC MPG Funding LLC, of which the Company holds a 25% share, was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. In December 2023, KNFH II LLC, of which the Company holds a 25% share, was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture. In January 2025, DLZ Solutions LLC ("DLZ"), a joint venture in which the Company holds a 20% share, entered into a purchase agreement to purchase certain real estate assets and a lease agreement to lease back the purchased real estate assets to the seller. CPFH LLC, KNFH LLC, DHC8 LLC, KNFH II LLC, and DLZ are joint ventures formed in connection with the Company’s Industrial Assets division, whereas HGC Origination I LLC, HGC Funding I LLC, and HGC MPG Funding LLC were formed in connection with the Financial Assets division. The Company has significant influence over the operations and financial policies of each of its equity method investments.

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the three months ended March 31, 2025, the Company made no material adjustment for its share of the joint venture’s provision for credit losses. As of March 31, 2025, the Company's share of the allowance for credit losses was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of March 31, 2025, the Company has incurred no actual credit losses through its equity method investments. As of March 31, 2025, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $17.8 million.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the three months ended and as of March 31, 2025 (in thousands):

	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenue	$55	$—	$130	$1,202	$1,392	$2,779
Gross profit	55	(53)	130	1,202	1,392	2,726
Operating income (loss)	41	(108)	19	1,203	1,392	2,547
Net income (loss)	41	(108)	19	1,203	1,392	2,547
Assets	928	7,568	7,901	23,247	31,381	71,025
Liabilities	624	2,267	8	22	—	2,920

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the three months ended and as of March 31, 2024 (in thousands):

	DHC8 LLC	KNFH II LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$321	$—	$1,140	$1,241	$2,702
Gross profit	321	—	1,140	1,241	2,702
Operating income (loss)	268	(44)	1,134	1,241	2,599
Net income (loss)	268	(44)	1,134	1,241	2,599
Assets	4,700	8,306	27,174	36,413	76,593
Liabilities	1,080	4,000	1,244	—	6,324

Lessor Arrangements

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within, with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of March 31, 2025, the Company recognized approximately $1.2 million in earnings from equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of March 31, 2025, the Company has not recorded any earnings related to the investment.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. As of March 31, 2025, the Company reflects its participating interest of $1.6 million on its balance sheet within other long-term assets. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of March 31, 2025, the Company has not recorded any profit or loss related to its participating interest.

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three months ended March 31, 2025 and 2024, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended March 31,
	2025	2024
Basic weighted average shares outstanding	35,282,855	36,592,801
Treasury stock effect of common stock options and restricted stock awards	773,790	774,467
Diluted weighted average common shares outstanding	36,056,645	37,367,268

For the three months ended March 31, 2025 and 2024, there were potential common shares of 0.8 million and 0.2 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Right-of-use assets:
Del Mar, CA	$319	$357
Hayward, CA	1,163	1,236
San Diego, CA	326	357
Edwardsville, IL	233	258
Total right-of-use assets	$2,041	$2,208

Lease liabilities
Del Mar, CA	$326	$364
Hayward, CA	1,238	1,311
San Diego, CA	349	381
Edwardsville, IL	237	261
Total lease liabilities	$2,150	$2,317

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 2.9 years and the weighted average discount rate is 5.5% as of March 31, 2025.

Lease expense is recognized on a straight-line basis over the lease term. For both the three months ended March 31, 2025 and March 31, 2024, lease expense was approximately $0.2 million. As of March 31, 2025, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2025 (remainder of year from April 1, 2025 to December 31, 2025)	$607
2026	830
2027	573
2028	299
Total undiscounted future minimum lease payments	2,309
Less: imputed interest	(159)
Present value of lease liabilities	$2,150

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

On February 11, 2025, the Company purchased real estate for $7.4 million consisting of land and a building which will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of HGP. The Company allocated $2.8 million of the purchase price to the building and $4.6 million to the land. The life of the building was determined to be 30 years and depreciation will begin when the building is placed into service upon the completion of construction in progress. As of March 31, 2025, the Company capitalized $0.1 million of construction in progress related to ongoing building improvements. Also included in the purchase transaction was an agreement for a short-term leaseback to the seller, which ended on March 31, 2025, and resulted in a credit within the closing statement of approximately $0.1 million. This credit is considered rental income and classified as service revenue within our consolidated statement of income, and reflected as gross profit within our Corporate and other segment.

The following summarizes the components of the Company’s property and equipment (in thousands):

	March 31, 2025	December 31, 2024
Building	$3,797	$985
Land	4,985	397
Furniture, fixtures and office equipment	352	352
Software and technology assets	447	443
Vehicles	11	11
Construction in progress	53	-
	9,645	2,188
Accumulated depreciation	(597)	(545)
Property and equipment, net	$9,048	$1,643

Note 10 – Intangible Assets and Goodwill

Intangible assets

The Company’s identifiable intangible assets as of March 31, 2025 and December 31, 2024 are shown below (in thousands except for lives):

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		March 31,
	(years)	2024	Amortization	2025
Amortizable intangible assets:
Trade Name (ALT)	16.4	$542	$(8)	$534
Vendor Relationship (ALT)	1.4	383	(58)	325
Total amortizable intangible assets		925	(66)	859

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$3,362	$(66)	$3,296

Amortization expense during the three months ended March 31, 2025 and 2024 was $0.1 million and $0.3 million, respectively. The Company estimates that the residual value for intangible assets is not significant.

As of March 31, 2025, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2025 (remainder of year from April 1, 2025 to December 31, 2025)	$197
2026	186
2027	33
2028	33
2029	33
Thereafter	377
Total estimated amortization expense	$859

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the three months ended March 31, 2025.

Note 11 – Debt

Outstanding debt as of March 31, 2025 and December 31, 2024 is summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Current:
ALT Note	$265	$395
2021 Credit Facility	—	—
Total third party debt, current	265	395

Non-current:
Mortgage	4,100	—
Total third party debt, non-current	4,100	—

Total third party debt	$4,365	$395

As of March 31, 2025, the estimated principal repayments on outstanding debt for the remainder of the current fiscal year, the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2025 (remainder of year from April 1, 2025 to December 31, 2025)	$265
2026	—
2027	—
2028	55
2029	70
Thereafter	3,975
Total estimated principal repayments	$4,365

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

On August 23, 2022, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “First Modification Agreement”), effective as of April 1, 2022, by and between the Company and Lender. The First Modification Agreement modified and reaffirmed the 2021 Credit Facility to provide for, among other things, the arrangement of financial covenants, which remained unchanged, into two categories: (i) financial covenants used to resize the maximum principal amount available to the Company as of the date of determination (as determined by Lender in its sole discretion), and (ii) financial covenants to be maintained by the Company.

On May 26, 2023, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Second Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender. The Second Modification Agreement modified and reaffirmed the 2021 Credit Facility to, among other things, extend the maturity date, modify the applicable interest rate, and further modify the loan covenants. The applicable interest rate spread and floor was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the Second Modification Agreement modified the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective six months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

On July 24, 2024 the Company entered into a Loan Modification Agreement and Reaffirmation of Loan effective as of July 24, 2024, to modify certain loan covenants.

On October 4, 2024 the Company entered into a Loan Modification Agreement and Reaffirmation of Loan, effective as of October 4, 2024, to extend the maturity date of the 2021 Credit Facility

The Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fifth Modification Agreement”), effective as of December 27, 2024, to extend the maturity date of the 2021 Credit Facility to June 27, 2026. The Fifth Modification Agreement also raises the interest rate floor by 0.25% to 7.0% and modifies certain compliance covenants.

As of March 31, 2025 there was no outstanding balance on the 2021 Credit Facility and the Company was in compliance with all financial and negative covenants.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of March 31, 2025 was $0.3 million.

Mortgage

On February 6, 2025, Heritage Nancy Ridge LLC (“Heritage Nancy Ridge”), an indirect and wholly owned subsidiary of the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for a $4.1 million term loan (the “Mortgage”). Heritage Nancy Ridge used the proceeds of the Mortgage to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California (the “Nancy Ridge Property”) on February 11, 2025, which will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of Heritage Global Partners, Inc., a subsidiary of the Company that operates the Auction and Liquidation segment of the Company.

The maturity date of the Mortgage Loan Agreement is February 5, 2035. The Mortgage Loan Agreement sets the interest rate to accrue at a rate of 6.5% for the first three years of the Mortgage. For the remainder of the term, the Mortgage Loan Agreement sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the one-month Term SOFR as published daily by CME Group, plus a margin of 2.25%. Additionally, the Mortgage Loan Agreement provides that in the event of prepayment, Heritage Nancy Ridge shall pay the Lender a prepayment fee during the first year of the Mortgage equal to three percent (3%) of the amount prepaid, followed by two percent (2%) of the amount prepaid in year two of the Mortgage, and one percent (1%) of the amount prepaid in year three of the Mortgage.

Heritage Ridge Nancy is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of March 31, 2025 was $4.1 million.

Note 12 – Income Taxes

As of March 31, 2025, the Company had aggregate federal net operating loss carry forwards of $40.7 million. These net operating loss carry forwards begin to expire in 2025. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of March 31, 2025.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. As of both March 31, 2025 and December 31, 2024, the Company's valuation allowance against its deferred tax assets was approximately $3.5 million.

Note 13 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for the three-month periods ended March 31, 2025 and 2024 was approximately $29,000 and $28,000, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 14 – Segment Information

The following tables sets forth certain financial information for the Company's reportable segments for the three-month periods ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,876	$1,324	$3,378	$368	$65	$8,011
Operating expenses [2]	(2,125)	(1,052)	(1,778)	(353)	(1,344)	(6,652)
Earnings from equity method investments	(20)	—	—	64	—	44
Operating income (loss)	$731	$272	$1,600	$79	$(1,279)	$1,403

	Three Months Ended March 31, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,604	$903	$3,894	$869	$—	$8,270
Operating expenses [2]	(1,850)	(887)	(1,827)	(749)	(1,186)	(6,499)
Earnings from equity method investments	42	—	—	745	—	787
Operating income (loss)	$796	$16	$2,067	$865	$(1,186)	$2,558

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended March 31, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.3 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.4 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. During the three months ended March 31, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.1 million. No interest expense has been allocated to operating segments as of March 31, 2025.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2025 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three-month periods ended March 31, 2025 and 2024, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 (the “Form 10-K”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” "will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These statements are subject to certain risks, uncertainties, and assumptions, including variability in magnitude and timing of asset liquidation transactions, the collectability of the charged off receivables that secure our loan portfolio, the impact of tariffs and other changes in the U.S. national and global economies, and interest rate and foreign exchange rate sensitivity, as well as the important factors noted under Item 1A “Risk Factors” in our Form 10-K, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The organization chart below outlines our basic domestic corporate structure as of March 31, 2025.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments and therefore is in default. While in default, this borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios but must remit all such net collections to us and senior lenders. These remittances of net collections have not met the amount of the required minimum monthly payments since June of 2024. We determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. We do not expect to realize any return with respect to these loans in 2025, and whether we will realize any return with respect to these loans is uncertain. As we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within affiliated Joint Ventures that are impacted by the default with our largest borrower and have been placed in nonaccrual status as of June 2024. Our share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of March 31, 2025, the amortized cost basis of loans in nonaccrual status was $22.9 million, of which $5.1 million is recorded within notes receivable and $17.8 million is recorded within equity method investments. As of December 31, 2024, the amortized cost basis of loans in nonaccrual status was $23.5 million, of which $5.3 million is recorded within notes receivable and $18.2 million is recorded within equity method investments.

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

Compelling macro growth drivers. Historically, recessions drive an increased supply of surplus assets and an increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer lending and resulting charge-offs, specifically via credit cards, are expected to continue their upward trend to meet, and possibly exceed, pre-pandemic levels, which we believe will drive an increased supply of charged off and non-performing assets. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $155.7 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $69.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of March 31, 2025, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $28.1 million, of which $9.3 million is classified as notes receivable and $18.8 million is classified as equity method investments.

Specialty Lending - Concentration and credit risk

As of March 31, 2025, we held a gross balance of investments in notes receivable of $29.3 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $22.1 million, representing 75% of our total gross notes receivable balance as of March 31, 2025, as compared to 74% as of December 31, 2024. As discussed further above, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of March 31, 2025. Whether we will realize any return with respect to the impacted loans is uncertain. We do not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will in the short term have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $22.1 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

Government Regulation and Activities

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

The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. While it is difficult to predict the ultimate effect of tariffs, trade disputes, and related matters on our business, to the extent that imported goods are subject to tariffs that reduce their availability and increase their price, demand may increase for the used industrial assets sold at our auctions, which could benefit our business. With respect to our Financial Assets Division, an economic downturn could increase the amount of distressed debt, which would tend to increase opportunities for our brokerage and specialty lending businesses, but could also reduce the collectability of the charged off receivables purchased by our debt buyers, which would negatively affect our specialty lending business.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no material changes to these policies during the three months ended March 31, 2025.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $14.7 million and $18.5 million as of March 31, 2025 and December 31, 2024, respectively.

Our current assets as of March 31, 2025 decreased to $29.5 million compared to $33.1 million as of December 31, 2024. This change was primarily due to a decrease in cash of $2.9 million, a decrease in other current assets of $0.6 million, and a decrease in inventory of $0.2 million, partially offset by an increase in accounts receivable of $0.1 million. Our current liabilities as of March 31, 2025 increased to $14.8 million compared to $14.6 million as of December 31, 2024. The most significant change was an increase in our payables to sellers due to the timing of certain asset liquidation settlements of $1.2 million, partially offset by a decrease of $0.1 million in current portion of third party debt and $0.9 million in accounts payable and accrued liabilities.

During the three months ended March 31, 2025, our primary source of cash was cash on hand, cash provided by operating activities, principal repayments on outstanding loans, and proceeds from a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association, that provides for a $4.1 million term loan (the “Mortgage”). Cash disbursements during the three months ended March 31, 2025 consisted primarily of investments in notes receivable, investments in equity method investments including related participating interest, repurchases of our common stock, and the purchase of our new building for $7.4 million.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, the Mortgage of $4.1 million and any amounts borrowed under our 2021 Credit Facility. The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of March 31, 2025, we had an outstanding balance of $0.3 million on the ALT Note.

On February 6, 2025 we entered into “the Mortgage Loan Agreement” with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for the Mortgage which we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025. This property will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of March 31, 2025, we had an outstanding balance of $4.1 million on the Mortgage.

On December 27, 2024, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fifth Modification Agreement”), by and between the Company and the Lender. The Fifth Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date to June 27, 2026, modify the applicable interest rate, and further modify the loan covenants. We are permitted to use the proceeds of the loan solely for our business operations. As of March 31, 2025, we had no outstanding balance on the 2021 Credit Facility.

Capital Resources

As of March 31, 2025 and December 31, 2024, we had stockholders’ equity of $65.4 million and $65.2 million, respectively.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital, future net cash flows from operating activities and our 2021 Credit Facility. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our investment activity under our Specialty Lending segment. We believe that our current capital resources, including available borrowing capacity from our 2021 Credit Facility is sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through capital partners.

Cash Position and Cash Flows

Cash and cash equivalents as of March 31, 2025 were $18.8 million as compared to $21.7 million as of December 31, 2024, a decrease of approximately $2.9 million. The total cash amount reflected on our balance sheet represents the total cash and cash equivalents held on account. Cash amounts owed to our clients are identified as payables to sellers within current liabilities. We view cash net of payables to sellers as available for operations or investment purposes. As of March 31, 2025 payables to sellers was $8.6 million, resulting in a net cash available balance of $10.2 million compared to available cash of $14.3 million as of December 31, 2024.

Cash From Operating Activities

Cash provided by operations was $2.6 million during the three months ended March 31, 2025 as compared to $1.7 million during the same period in 2024. The approximate $0.9 million change was primarily attributable to an increase in operating assets and liabilities of $1.1 million offset by a decrease of $0.2 million in net income adjusted for noncash items during the three months ended March 31, 2025 as compared to the same period in 2024.

The changes in operating assets and liabilities during the three months ended March 31, 2025 as compared to the same period in 2024 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash From Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 was $9.5 million compared to cash provided by investing activities of $2.1 million during the same period in 2024.

Cash used in investing activities during the three months ended March 31, 2025 consisted primarily of purchase of property and equipment of $7.4 million, investments in notes receivable of $1.3 million, investment in equity method investments of $1.6 million and an investment in a participating interest of $1.6 million. Cash used in investing activities during the three months ended March 31, 2025 was offset by payments received on notes receivable of $1.6 million and return of investment and cash distributions received from equity method investments of $0.8 million.

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

Cash From Financing Activities

Cash provided by financing activities was approximately $3.9 million during the three months ended March 31, 2025 compared to cash used in financing activities of $0.5 million during the three months ended March 31, 2024. Financing activities during the three months ended March 31, 2025 consisted primarily of $4.1 million in proceeds from our Mortgage and $1.1 million of proceeds from secured borrowing, partially offset by $1.0 million in repurchases of our common stock. Financing activities during the three months ended March 31, 2024 consisted primarily of $0.3 million in repayments of our Term Loan and $0.1 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percent
Revenues:
Services revenue	$7,648	$8,983	$(1,335)	(15)%
Asset sales	5,811	3,178	2,633	83%
Total revenues	13,459	12,161	1,298	11%

Operating costs and expenses:
Cost of services revenue	1,675	1,480	195	13%
Cost of asset sales	3,773	2,411	1,362	56%
Selling, general and administrative	6,534	6,358	176	3%
Depreciation and amortization	118	141	(23)	(16)%
Total operating costs and expenses	12,100	10,390	1,710	16%
Earnings of equity method investments	44	787	(743)	(94)%
Operating income	1,403	2,558	(1,155)	(45)%
Interest income (expense), net	56	(92)	148	(161)%
Income before income tax expense	1,459	2,466	(1,007)	(41)%
Income tax expense	395	667	(272)	(41)%
Net income	$1,064	$1,799	$(735)	(41)%

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended March 31, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,876	$1,324	$3,378	$368	$65	$8,011
Operating expenses [2]	(2,125)	(1,052)	(1,778)	(353)	(1,344)	(6,652)
Earnings from equity method investments	(20)	—	—	64	—	44
Operating income (loss)	$731	$272	$1,600	$79	$(1,279)	$1,403

	Three Months Ended March 31, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,604	$903	$3,894	$869	$—	$8,270
Operating expenses [2]	(1,850)	(887)	(1,827)	(749)	(1,186)	(6,499)
Earnings from equity method investments	42	—	—	745	—	787
Operating income (loss)	$796	$16	$2,067	$865	$(1,186)	$2,558

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended March 31, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.3 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.4 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. During the three months ended March 31, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.1 million. No interest expense has been allocated to operating segments as of March 31, 2025.

Three-Month Period Ended March 31, 2025 Compared to Three-Month Period Ended March 31, 2024

Revenues and cost of revenues – Revenues were $13.5 million during the three months ended March 31, 2025 compared to $12.2 million during the same period in 2024. Costs of services revenue and asset sales were $5.4 million during the three months ended March 31, 2025 compared to $3.9 million during the three months ended March 31, 2024. The gross profit of these items was $8.0 million during the three months ended March 31, 2025 compared to $8.3 million during the same period in 2024, a decrease of approximately $0.3 million, or approximately 4%. The decrease in gross profit in the first quarter of 2025 compared to the first quarter of 2024 is primarily due to normal changes in the timing and magnitude of transactions and partially due to a lower amount of revenue recognized under the modified cost recovery method in our Specialty Lending segment.

Selling, general and administrative expense – Selling, general and administrative expense was $6.5 million during the three months ended March 31, 2025 compared to $6.4 million during the same period in 2024.

Significant components of selling, general and administrative expense for the three months ended March 31, 2025 and 2024 are shown below (in thousands):

	Three Months Ended March 31,
	2025	2024	% change
Compensation
Auction and liquidation	$1,591	$1,290	23%
Refurbishment and resale	753	595	27%
Brokerage	1,362	1,431	(5)%
Specialty lending	302	515	(41)%
Corporate and other	623	648	(4)%
Stock-based compensation	280	228	23%
Board of Directors fees	123	78	58%
Accounting, tax and legal professional fees	342	503	(32)%
Insurance	166	156	6%
Occupancy	330	309	7%
Travel and entertainment	149	179	(17)%
Advertising and promotion	172	155	11%
Information technology support	197	136	45%
Other	144	135	7%
Total selling, general & administrative expense	$6,534	$6,358	3%

Selling, general and administrative expense during the first quarter of 2025 increased by approximately $0.1 million compared to the selling, general and administrative expense during the first quarter of 2024. This increase is primarily related to compensation costs from increased headcount.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during both the three month periods ended March 31, 2025 and 2024, which consisted primarily of amortization expense related to intangible assets in both periods.

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

	Three Months Ended March 31,
	2025	2024
Net income	$1,064	$1,799
Add back:
Depreciation and amortization	118	141
Interest expense, net	(56)	92
Income tax expense	395	667
EBITDA	1,521	2,699

Management add back:
Stock based compensation	280	228
Adjusted EBITDA	$1,801	$2,927

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 490,651 shares in the open market during the three months ended March 31, 2025 pursuant to the Repurchase Program. As of March 31, 2025, the Company had approximately $2.0 million in remaining aggregate dollar value of shares that may be purchased under the Repurchase Program. The following table presents the number and average price of shares purchased in each fiscal month during the three months ended March 31, 2025:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
January 1 through January 31, 2025	251,139	$2.07	251,139	$2,487,159
February 1 through February 28, 2025	97,165	2.18	97,165	2,275,545
March 1 through March 31, 2025	142,347	2.17	142,347	1,965,970
Total	490,651	$2.12	490,651	$1,965,970
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

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

On August 14, 2024, David Ludwig, President of Financial Assets division, adopted a written arrangement intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Trading Plan"). The Trading Plan provided for the sale of 137,000 shares of our common stock and terminated on March 15, 2025.

During the fiscal quarter ended March 31, 2025, none of our other directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Rule 10b5-1 Trading Plans of the Company

In connection with our Repurchase Program, on September 13, 2024, the Company's Board of Directors adopted a written arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Repurchase Trading Plan"). The Repurchase Trading Plan provides for the Company to repurchase of up to $6.0 million in shares of our common stock and will terminate on June 30, 2025, unless terminated earlier in accordance with the Repurchase Trading Plan's terms. During the three months ended March 31, 2025, 490,651 shares of common stock were repurchased under the Repurchase Trading Plan. Future repurchases may be made as open market transactions, privately negotiated transactions or through a series of forward purchase agreements, option contracts or similar agreements, including the Repurchase Trading Plan as described above. The Company has no obligation to repurchase stock under this program and may suspend or terminate the Repurchase Program at any time.

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

10.1*	Business Loan Agreement, dated February 6, 2025, by and between Heritage Global Inc. and C3bank, National Association.

10.2*	Promissory Note, dated February 6, 2025, by and between Heritage Global Inc. and C3bank, National Association

10.3*	Commercial Security Agreement, dated February 6, 2025, by and between Heritage Global Inc. and C3bank, National Association

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: May 8, 2025	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)