Form 10-Q
period 2025-06-30
Heritage Global Inc.
filed 2025-08-07
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 1, 2025, there were 34,741,553 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,846	$21,749
Accounts receivable, net	2,168	1,559
Current portion of notes receivable, net	3,629	3,416
Inventory – equipment	5,626	5,348
Other current assets	841	1,056
Total current assets	32,110	33,128
Non-current portion of notes receivable, net	5,538	6,558
Equity method investments	21,278	20,892
Property and equipment, net	9,126	1,643
Right-of-use assets	1,868	2,208
Intangible assets, net	3,231	3,362
Goodwill	7,446	7,446
Deferred tax assets	5,453	6,008
Other assets	1,636	64
Total assets	$87,686	$81,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,599	$5,979
Payables to sellers	8,122	7,417
Current portion of third party debt	134	395
Current portion of lease liabilities	817	807
Total current liabilities	15,672	14,598
Non-current portion of third party debt	4,100	—
Non-current portion of lease liabilities	1,158	1,510
Other non-current liabilities	1,050	—
Total liabilities	21,980	16,108

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of June 30, 2025 and December 31, 2024; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,639,211 and 37,380,944 shares as of June 30, 2025 and December 31, 2024, respectively; and outstanding 34,741,553 and 35,718,361 shares as of June 30, 2025 and December 31, 2024, respectively	376	374
Additional paid-in capital	296,086	295,657
Accumulated deficit	(225,143)	(227,844)
Treasury stock at cost, 2,897,658 and 1,662,583 shares as of June 30, 2025 and December 31, 2024, respectively	(5,619)	(2,992)
Total stockholders’ equity	65,706	65,201
Total liabilities and stockholders’ equity	$87,686	$81,309

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Services revenue	$10,266	$8,481	$17,914	$17,464
Asset sales	4,038	3,542	9,849	6,720
Total revenues	14,304	12,023	27,763	24,184

Operating costs and expenses:
Cost of services revenue	2,972	1,450	4,647	2,930
Cost of asset sales	2,921	2,271	6,694	4,682
Selling, general and administrative	6,140	6,346	12,674	12,704
Depreciation and amortization	118	147	236	288
Total operating costs and expenses	12,151	10,214	24,251	20,604
Earnings of equity method investments	79	1,735	123	2,522
Operating income	2,232	3,544	3,635	6,102
Interest income (expense), net	18	(108)	74	(200)
Income before income tax expense	2,250	3,436	3,709	5,902
Income tax expense	613	939	1,008	1,606
Net income	$1,637	$2,497	$2,701	$4,296

Weighted average common shares outstanding – basic	34,871,767	36,741,439	35,120,131	36,674,620
Weighted average common shares outstanding – diluted	35,506,250	36,816,610	35,800,352	36,759,995
Net income per share – basic	$0.05	$0.07	$0.08	$0.12
Net income per share – diluted	$0.05	$0.07	$0.08	$0.12

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201
Issuance of restricted common stock	—	—	256,822	2	(79)	—	—	—	(77)
Stock-based compensation expense	—	—	—	—	280	—	—	—	280
Repurchase of common stock	—	—	—	—	—	—	490,651	(1,042)	(1,042)
Net income	—	—	—	—	—	1,064	—	—	1,064
Balance as of March 31, 2025	563	$6	37,637,766	$376	$295,858	$(226,780)	2,153,234	$(4,034)	$65,426
Issuance of common stock from stock option awards	—	—	1,445	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	229	—	—	—	229
Repurchase of common stock	—	—	—	—	—	—	744,424	(1,585)	(1,585)
Net income	—	—	—	—	—	1,637	—	—	1,637
Balance as of June 30, 2025	563	$6	37,639,211	$376	$296,086	$(225,143)	2,897,658	$(5,619)	$65,706

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080
Issuance of common stock from stock option awards	—	—	1,200	—	—	—	—	—	—
Issuance of restricted common stock	—	—	177,576	1	(76)	—		—	(75)
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Net income	—	—	—	—	—	1,799	—	—	1,799
Balance as of March 31, 2024	563	$6	37,336,392	$373	$294,674	$(231,227)	396,175	$(794)	$63,032
Issuance of common stock from stock option awards	—	—	4,793	—	(6)	—	—	—	(6)
Issuance of restricted common stock	—	—	—	—	—	—		—	—
Stock-based compensation expense	—	—	—	—	290	—	—	—	290
Net income	—	—	—	—	—	2,497	—	—	2,497
Balance as of June 30, 2024	563	$6	37,341,185	$373	$294,958	$(228,730)	396,175	$(794)	$65,813

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,701	$4,296
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees, net	(11)	(47)
Earnings of equity method investments	(123)	(2,522)
Noncash credit loss recovery	(4)	(184)
Amortization of right-of-use assets	340	325
Depreciation and amortization	236	288
Deferred taxes	555	956
Stock-based compensation expense	509	518
Changes in operating assets and liabilities:
Accounts receivable	(612)	860
Inventory – equipment	(278)	789
Other current assets	218	(502)
Accounts payable and accrued liabilities	602	(2,129)
Payables to sellers	705	5,406
Lease liabilities	(342)	(324)
Net cash provided by operating activities	4,496	7,730

Cash flows from investing activities:
Investment in notes receivable	(3,049)	(4,516)
Payments received on notes receivable	3,873	6,132
Investment in participating interest	(1,575)	—
Investment in equity method investments	(1,575)	(343)
Return of investment in equity method investments	1,189	1,811
Cash distributions from equity method investments	123	2,522
Purchase of property and equipment	(7,567)	(99)
Net cash (used in) provided by investing activities	(8,581)	5,507

Cash flows from financing activities:
Proceeds from debt payable to third parties	4,100	—
Repayment of debt payable to third parties	(261)	(852)
Proceeds from secured borrowing	1,050	—
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(80)	(81)
Repurchase of common stock	(2,627)	—
Net cash provided by (used in) financing activities	2,182	(933)
Net change in cash and cash equivalents	(1,903)	12,304
Cash and cash equivalents as of beginning of period	21,749	12,279
Cash and cash equivalents as of end of period	$19,846	$24,583

Supplemental cash flow information:
Cash paid for taxes	$650	$727
Cash paid for interest	$19	$200
Noncash transfer of notes receivable to equity method investments	$—	$2,487
Noncash purchase of property and equipment	$22	$—

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

The results of operations for the interim periods are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors previously authorized a share repurchase program (“Repurchase Program”), which permitted the Company to purchase up to an aggregate of $6.0 million in common shares over a three year period ended on June 30, 2025. The Company repurchased 744,424 shares in the open market for a purchase price of approximately $1.6 million during the three months ended June 30, 2025. The Repurchase Program ended on June 30, 2025, with the Company utilizing approximately $5.6 million of the authorized $6.0 million for the repurchase of 2,897,658 common shares in the open market.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three and six months ended June 30, 2025 and 2024), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.7 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively, and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Pursuant to the terms of existing credit agreements, the Company's largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. The Company's largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders. The Company has determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from the Company’s share of other loans within its affiliated joint ventures that are impacted by the default with the largest borrower and were placed in nonaccrual status in June 2024. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of June 30, 2025, the amortized cost basis of loans in nonaccrual status was $22.4 million, of which $4.9 million is recorded within notes receivable and $17.5 million is recorded within equity method investments.

Specialty Lending - Concentration and credit risk

As of June 30, 2025, the Company held a gross balance of investments in notes receivable of $28.3 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes its largest borrower’s gross note receivable balance of approximately $21.8 million, representing 77% of our total gross notes receivable balance as of June 30, 2025, as compared to 74% as of December 31, 2024. As discussed further in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonaccrual Loans, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of June 30, 2025. Whether we will realize any return with respect to the impacted loans is uncertain. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.8 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the years ending December 31, 2024 and 2023 and the six months ended June 30, 2025, respectively (in thousands):

	Accounts Receivable	Notes Receivable	Equity Method Investments	Total
Balance as of December 31, 2023	$132	$650	$898	$1,680
(Recovery) provision for credit losses	—	(267)	88	(179)
Balance as of December 31, 2024	132	383	986	1,501
(Recovery) provision for credit losses	3	(7)	(1)	(5)
Balance as of June 30, 2025	$135	$376	$985	$1,496

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

As of both June 30, 2025 and December 31, 2024, the reserve for credit losses related to accounts receivable was approximately $0.1 million.

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

As of June 30, 2025, the SCALE rate was 1.3991% and the Company's credit loss allowance rate specific to notes receivable was 3.9%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both June 30, 2025 and December 31, 2024, the Company's allowance for credit losses related to notes receivable outstanding was approximately $0.4 million. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the Joint Ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of June 30, 2025, the SCALE rate was 1.3991% and the credit loss allowance rate specific to equity method investments was 4.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both June 30, 2025 and December 31, 2024, the Company's allowance for credit losses related to its equity method investments was approximately $1.0 million.

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

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company has adopted this standard effective January 1, 2025. ASU 2023-09 will have no accounting impact but will require additional disclosure related to certain income tax calculations beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the six months ended June 30, 2025, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of both June 30, 2025 and December 31, 2024, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of June 30, 2025 and December 31, 2024, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the allowance for credit losses was $8.7 million and $9.6 million, respectively. The activity during the six months ended June 30, 2025 includes the additional investment in notes receivable of approximately $2.7 million, which was offset by principal payments made by borrowers of approximately $3.6 million.

As of both June 30, 2025 and December 31, 2024, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.4 million. The activity during the six months ended June 30, 2025 includes the investment in notes receivable of approximately $0.3 million, which was offset by principal payments made by purchasers of $0.2 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity for the six months ended June 30, 2025 (in thousands):

Notes receivable, net, December 31, 2024	$10,409
Investment in notes receivable	3,049
Principal repayments	(3,873)
Notes receivable, as of June 30, 2025	9,585
Deferred financing fees and costs, net	(42)
Allowance for credit losses	(376)
Notes receivable, net, June 30, 2025	$9,167

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the six months ended June 30, 2025, the Company made no material changes to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income. As of June 30, 2025 and December 31, 2024, the amortized cost basis of notes receivable in nonaccrual status was $4.9 million and $5.3 million, respectively.

Note 5 – Stock-based Compensation

As of June 30, 2025, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2024 contained in the Company’s Form 10-K.

Stock Options

During the six months ended June 30, 2025, the Company issued options to purchase 70,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 76,000 options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	2,231,600	$1.77	6.0	$1,513
Granted	70,000	$2.11
Exercised	(14,000)	$1.88
Forfeited	(76,000)	$3.08
Outstanding as of June 30, 2025	2,211,600	$1.74	5.5	$1,513

Options exercisable as of June 30, 2025	1,672,725	$1.57	4.8	$1,383

The Company recognized stock-based compensation expense related to common stock options of $0.3 million for both the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was approximately $0.7 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.5 years.

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

The following summarizes the restricted stock awards and related stock-based compensation expense (in thousands, except share count and award fair value):

					Compensation Expense for the six months ended June 30,		Unrecognized Compensation Expense as of,
	Grant Date	Vesting Date	Restricted Stock Granted	Per Share Grant Date Fair Value	2024	2025	June 30, 2025
Employees	March 1, 2023	March 1, 2024	97,290	$2.53	—	—	—
Non-executive directors	March 31, 2023	March 31, 2024	90,000	$2.87	43	—	—
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	119	67	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	70	40	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	—	29	202
Employees	March 6, 2025	March 6, 2026	68,051	$2.11	—	46	98
Non-executive directors	March 6, 2025	March 6, 2026 [2]	100,000	$2.11	—	67	144
Total					$232	$249	$444

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 6, 2026.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.2 million for both the six months ended June 30, 2025 and 2024. The unrecognized stock-based compensation expense as of June 30, 2025 was approximately $0.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the six months ended June 30, 2025, the Company made no material adjustment for its share of the joint venture’s provision for credit losses. As of June 30, 2025, the Company's share of the allowance for credit losses was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of June 30, 2025, the Company has incurred no actual credit losses through its equity method investments. As of June 30, 2025, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $17.5 million.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the six months ended and as of June 30, 2025 (in thousands):

	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenue	$140	$(33)	$308	$2,352	$2,770	$5,538
Gross profit	140	(33)	308	2,352	2,770	5,538
Operating income (loss)	54	(140)	189	2,344	2,770	5,217
Net income (loss)	54	(140)	189	2,348	2,770	5,221
Assets	67	7,536	8,119	23,391	30,488	69,602
Liabilities	67	2,267	143	385	—	2,861

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the six months ended and as of June 30, 2024 (in thousands):

	DHC8 LLC	KNFH II LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$551	$13,245	$2,302	$2,524	$18,622
Gross profit	551	5,208	2,302	2,524	10,585
Operating income	443	5,107	2,226	2,524	10,300
Net income	443	5,107	2,235	2,524	10,309
Assets	4,165	8,164	27,426	36,004	75,759
Liabilities	1,059	2,267	992	—	4,318

Lessor Arrangements

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within, with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of June 30, 2025, the Company recognized approximately $1.2 million in life-to-date earnings of equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of June 30, 2025, the Company has recorded approximately $38,000 in earnings in equity method investments and approximately $13,000 in cost of services revenue related to the investment on the consolidated statement of income.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. As of June 30, 2025, the Company reflects its participating interest of $1.6 million on its balance sheet within other long-term assets. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of June 30, 2025, the Company has recorded approximately $41,000 in services revenue and approximately $14,000 in costs of services revenue related to the investment on the consolidated statement of income.

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three and six months ended June 30, 2025 and 2024, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	34,871,767	36,741,439	35,120,131	36,674,620
Treasury stock effect of common stock options and restricted stock awards	634,483	75,171	680,221	85,375
Diluted weighted average common shares outstanding	35,506,250	36,816,610	35,800,352	36,759,995

For three months ended June 30, 2025 and 2024, there were potential common shares of 0.9 million and 0.7 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the six months ended June 30, 2025 and 2024, there were potential common shares of 0.9 million and 0.8 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Right-of-use assets:
Del Mar, CA	$278	$357
Hayward, CA	1,087	1,236
San Diego, CA	295	357
Edwardsville, IL	208	258
Total right-of-use assets	$1,868	$2,208

Lease liabilities
Del Mar, CA	$286	$364
Hayward, CA	1,160	1,311
San Diego, CA	317	381
Edwardsville, IL	212	261
Total lease liabilities	$1,975	$2,317

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 2.7 years and the weighted average discount rate is 5.5% as of June 30, 2025.

Lease expense is recognized on a straight-line basis over the lease term. For both the six month periods ended June 30, 2025 and 2024, lease expense was approximately $0.4 million. As of June 30, 2025, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2025 (remainder of year from July 1, 2025 to December 31, 2025)	$406
2026	830
2027	573
2028	299
Total undiscounted future minimum lease payments	2,108
Less: imputed interest	(133)
Present value of lease liabilities	$1,975

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

On February 11, 2025, the Company purchased real estate for $7.4 million consisting of land and a building which will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of HGP. The Company allocated $2.8 million of the purchase price to the building and $4.6 million to the land. The life of the building was determined to be 30 years and depreciation will begin when the building is placed into service upon the completion of construction in progress. As of June 30, 2025, the Company capitalized $0.2 million of construction in progress related to ongoing building improvements. Also included in the purchase transaction was an agreement for a short-term leaseback to the seller, which ended on March 31, 2025, and resulted in a credit within the closing statement of approximately $0.1 million. This credit is considered rental income and classified as service revenue on our consolidated statement of income, and reflected as gross profit within our Corporate and other segment.

The following summarizes the components of the Company’s property and equipment (in thousands):

	June 30, 2025	December 31, 2024
Building	$3,797	$985
Land	4,985	397
Furniture, fixtures and office equipment	352	352
Software and technology assets	450	443
Vehicles	11	11
Construction in progress	182	-
	9,777	2,188
Accumulated depreciation	(651)	(545)
Property and equipment, net	$9,126	$1,643

Note 10 – Intangible Assets and Goodwill

Intangible assets

The Company’s identifiable intangible assets as of June 30, 2025 and December 31, 2024 are shown below (in thousands except for lives):

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		June 30,
	(years)	2024	Amortization	2025
Amortizable intangible assets:
Trade Name (ALT)	16.2	$542	$(16)	$526
Vendor Relationship (ALT)	1.2	383	(115)	268
Total amortizable intangible assets		925	(131)	794

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$3,362	$(131)	$3,231

Amortization expense during the six months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. The Company estimates that the residual value for intangible assets is not significant.

As of June 30, 2025, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2025 (remainder of year from July 1, 2025 to December 31, 2025)	$131
2026	186
2027	33
2028	33
2029	33
Thereafter	379
Total estimated amortization expense	$794

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during the six months ended June 30, 2025.

Note 11 – Debt

Outstanding debt as of June 30, 2025 and December 31, 2024 is summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Current:
ALT Note	$134	$395
2021 Credit Facility	—	—
Total third party debt, current	134	395

Non-current:
Mortgage	4,100	—
Total third party debt, non-current	4,100	—

Total third party debt	$4,234	$395

As of June 30, 2025, the estimated principal repayments on outstanding debt for the remainder of the current fiscal year, the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2025 (remainder of year from July 1, 2025 to December 31, 2025)	$134
2026	—
2027	—
2028	55
2029	70
Thereafter	3,975
Total estimated principal repayments	$4,234

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

As of June 30, 2025 there was no outstanding balance on the 2021 Credit Facility and the Company was in compliance with all financial and negative covenants.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. The outstanding balance of the ALT Note as of June 30, 2025 was $0.1 million.

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

Heritage Ridge Nancy is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of June 30, 2025 was $4.1 million.

Note 12 – Income Taxes

As of June 30, 2025, the Company had aggregate federal net operating loss carry forwards of $40.7 million. These net operating loss carry forwards begin to expire in 2025. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of June 30, 2025.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. As of both June 30, 2025 and December 31, 2024, the Company's valuation allowance against its deferred tax assets was approximately $3.5 million.

In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted into law, which includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company currently does not expect the OBBB to have a material impact on its annual effective tax rate in 2025.

Note 13 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for the six month periods ended June 30, 2025 and 2024 was approximately $58,000 and $57,000, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 14 – Segment Information

The following tables sets forth certain financial information for the Company's reportable segments for the three month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,853	$1,420	$3,707	$431	$—	$8,411
Operating expenses [2]	(1,964)	(1,017)	(1,730)	(311)	(1,236)	(6,258)
Earnings from equity method investments	19	—	—	60	—	79
Operating income (loss)	$908	$403	$1,977	$180	$(1,236)	$2,232

	Three Months Ended June 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$3,001	$904	$3,603	$794	$—	$8,302
Operating expenses [2]	(2,199)	(901)	(1,663)	(481)	(1,249)	(6,493)
Earnings from equity method investments	1,320	—	—	415	—	1,735
Operating income (loss)	$2,122	$3	$1,940	$728	$(1,249)	$3,544

The following tables sets forth certain financial information for the Company's reportable segments for the six month periods ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$5,728	$2,743	$7,086	$800	$65	$16,422
Operating expenses [2]	(4,088)	(2,068)	(3,509)	(664)	(2,581)	(12,910)
Earnings from equity method investments	(1)	—	—	124	—	123
Operating income (loss)	$1,639	$675	$3,577	$260	$(2,516)	$3,635

	Six Months Ended June 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$5,604	$1,808	$7,497	$1,663	$—	$16,572
Operating expenses [2]	(4,049)	(1,788)	(3,490)	(1,231)	(2,434)	(12,992)
Earnings from equity method investments	1,362	—	—	1,160	—	2,522
Operating income (loss)	$2,917	$20	$4,007	$1,592	$(2,434)	$6,102

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended June 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.4 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.2 million. During the six months ended June 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.6 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.5 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. During the three months ended June 30, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.1 million. During the six months ended June 30, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.3 million. No interest expense has been allocated to operating segments as of June 30, 2025.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2025 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

Following the termination of the 2022 Repurchase Plan on June 30, 2025, the Company’s Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) on July 31, 2025. The program authorizes the repurchase of up to $7.5 million of the Company’s outstanding common stock through June 30, 2028. The timing and actual number of shares repurchased will depend on various factors, including share price, general business and market conditions, and the opportunities within the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2025 and 2024, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of June 30, 2025.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments and therefore is in default. While in default, this borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios but must remit all such net collections to us and senior lenders. These remittances of net collections have not met the amount of the required minimum monthly payments since June of 2024. We determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. We do not expect to realize any return with respect to these loans in 2025, and whether we will realize any return with respect to these loans is uncertain. As we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within affiliated Joint Ventures that are impacted by the default with our largest borrower and have been placed in nonaccrual status as of June 2024. Our share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of June 30, 2025, the amortized cost basis of loans in nonaccrual status was $22.4 million, of which $4.9 million is recorded within notes receivable and $17.5 million is recorded within equity method investments. As of December 31, 2024, the amortized cost basis of loans in nonaccrual status was $23.5 million, of which $5.3 million is recorded within notes receivable and $18.2 million is recorded within equity method investments.

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $157.2 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $70.8 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of June 30, 2025, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $27.1 million, of which $8.7 million is classified as notes receivable and $18.4 million is classified as equity method investments.

Specialty Lending - Concentration and credit risk

As of June 30, 2025, we held a gross balance of investments in notes receivable of $28.3 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $21.8 million, representing 77% of our total gross notes receivable balance as of June 30, 2025, as compared to 74% as of December 31, 2024. As discussed further above, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of June 30, 2025. Whether we will realize any return with respect to the impacted loans is uncertain. We do not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will in the short term have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.8 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no material changes to these policies during the six months ended June, 2025.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $16.4 million and $18.5 million as of June 30, 2025 and December 31, 2024, respectively.

Our current assets as of June 30, 2025 decreased to $32.1 million compared to $33.1 million as of December 31, 2024. This change was primarily due to a decrease in cash of $1.9 million and a decrease in other current assets of $0.3 million, partially offset by an increase in inventory of $0.3 million, an increase in the current portion of notes receivable of $0.2 million, and an increase in accounts receivable of $0.6 million. Our current liabilities as of June 30, 2025 increased to $15.7 million compared to $14.6 million as of December 31, 2024. The most significant changes were an increase of $0.6 million in accounts payable and accrued liabilities and a $0.7 increase in our payables to sellers due to the timing of certain asset liquidation settlements, partially offset by a decrease of $0.3 million in current portion of third party debt.

During the six months ended June 30, 2025, our primary source of cash was cash on hand, cash provided by operating activities, principal repayments on outstanding loans, and proceeds from a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association, that provides for a $4.1 million term loan (the “Mortgage”). Cash disbursements during the six months ended June 30, 2025 consisted primarily of investments in notes receivable, investments in equity method investments including related participating interest, repurchases of our common stock, and the purchase of our new building for $7.4 million.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading, the Mortgage of $4.1 million and any amounts borrowed under our 2021 Credit Facility. The terms of the ALT Note require us to pay off the Note in 48 equal installments of approximately $44,000 with an interest rate of 3% per annum and a maturity date of August 23, 2025. As of June 30, 2025, we had an outstanding balance of $0.1 million on the ALT Note.

On February 6, 2025 we entered into “the Mortgage Loan Agreement” with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for the Mortgage which we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025. This property will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of June 30, 2025, we had an outstanding balance of $4.1 million on the Mortgage.

On December 27, 2024, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fifth Modification Agreement”), by and between the Company and the Lender. The Fifth Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date to June 27, 2026, modify the applicable interest rate, and further modify the loan covenants. We are permitted to use the proceeds of the loan solely for our business operations. As of June 30, 2025, we had no outstanding balance on the 2021 Credit Facility.

Capital Resources

As of June 30, 2025 and December 31, 2024, we had stockholders’ equity of $65.7 million and $65.2 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents as of June 30, 2025 were $19.8 million as compared to $21.7 million as of December 31, 2024, a decrease of approximately $1.9 million. The total cash amount reflected on our balance sheet represents the total cash and cash equivalents held on account. Cash amounts owed to our clients are identified as payables to sellers within current liabilities. We view cash net of payables to sellers as available for operations or investment purposes. As of June 30, 2025 payables to sellers was $8.1 million, resulting in a net cash available balance of $11.7 million compared to available cash of $14.3 million as of December 31, 2024.

Cash From Operating Activities

Cash provided by operations was $4.5 million during the three months ended June 30, 2025 as compared to $7.7 million during the same period in 2024. The approximate $3.2 million change was primarily attributable to a decrease in operating assets and liabilities of $3.8 million offset by an increase of $0.6 million in net income adjusted for noncash items during the six months ended June 30, 2025 as compared to the same period in 2024.

The changes in operating assets and liabilities during the six months ended June 30, 2025 as compared to the same period in 2024 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash From Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 was $8.6 million compared to cash provided by investing activities of $5.5 million during the same period in 2024.

Cash used in investing activities during the six months ended June 30, 2025 consisted primarily of purchase of property and equipment of $7.6 million, investments in notes receivable of $3.0 million, investment in equity method investments of $1.6 million and an investment in a participating interest of $1.6 million. Cash used in investing activities during the six months ended June 30, 2025 was offset by payments received on notes receivable of $3.9 million and return of investment and cash distributions received from equity method investments of $1.3 million.

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

Cash From Financing Activities

Cash provided by financing activities was approximately $2.2 million during the six months ended June 30, 2025 compared to cash used in financing activities of $0.9 million during the six months ended June 30, 2024. Financing activities during the six months ended June 30, 2025 consisted primarily of $4.1 million in proceeds from our Mortgage and $1.1 million of proceeds from secured borrowing, partially offset by $2.6 million in repurchases of our common stock. Financing activities during the six months ended June 30, 2024 consisted primarily of $0.6 million in repayments of our Term Loan and $0.3 million in repayments to our ALT Note.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Revenues:
Services revenue	$10,266	$8,481	$1,785	21%	$17,914	$17,464	$450	3%
Asset sales	4,038	3,542	496	14%	9,849	6,720	3,129	47%
Total revenues	14,304	12,023	2,281	19%	27,763	24,184	3,579	15%

Operating costs and expenses:
Cost of services revenue	2,972	1,450	1,522	105%	4,647	2,930	1,717	59%
Cost of asset sales	2,921	2,271	650	29%	6,694	4,682	2,012	43%
Selling, general and administrative	6,140	6,346	(206)	(3)%	12,674	12,704	(30)	(0)%
Depreciation and amortization	118	147	(29)	(20)%	236	288	(52)	(18)%
Total operating costs and expenses	12,151	10,214	1,937	19%	24,251	20,604	3,647	18%
Earnings of equity method investments	79	1,735	(1,656)	(95)%	123	2,522	(2,399)	(95)%
Operating income	2,232	3,544	(1,312)	(37)%	3,635	6,102	(2,467)	(40)%
Interest income (expense), net	18	(108)	126	(117)%	74	(200)	274	(137)%
Income before income tax expense	2,250	3,436	(1,186)	(35)%	3,709	5,902	(2,193)	(37)%
Income tax expense	613	939	(326)	(35)%	1,008	1,606	(598)	37%
Net income	$1,637	$2,497	$(860)	(34)%	$2,701	$4,296	$(1,595)	(37)%

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

The following table sets forth certain financial information for the Company's reportable segments for the three month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,853	$1,420	$3,707	$431	$—	$8,411
Operating expenses [2]	(1,964)	(1,017)	(1,730)	(311)	(1,236)	(6,258)
Earnings from equity method investments	19	—	—	60	—	79
Operating income (loss)	$908	$403	$1,977	$180	$(1,236)	$2,232

	Three Months Ended June 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$3,001	$904	$3,603	$794	$—	$8,302
Operating expenses [2]	(2,199)	(901)	(1,663)	(481)	(1,249)	(6,493)
Earnings from equity method investments	1,320	—	—	415	—	1,735
Operating income (loss)	$2,122	$3	$1,940	$728	$(1,249)	$3,544

The following tables sets forth certain financial information for the Company's reportable segments for the six month periods ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$5,728	$2,743	$7,086	$800	$65	$16,422
Operating expenses [2]	(4,088)	(2,068)	(3,509)	(664)	(2,581)	(12,910)
Earnings from equity method investments	(1)	—	—	124	—	123
Operating income (loss)	$1,639	$675	$3,577	$260	$(2,516)	$3,635

	Six Months Ended June 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$5,604	$1,808	$7,497	$1,663	$—	$16,572
Operating expenses [2]	(4,049)	(1,788)	(3,490)	(1,231)	(2,434)	(12,992)
Earnings from equity method investments	1,362	—	—	1,160	—	2,522
Operating income (loss)	$2,917	$20	$4,007	$1,592	$(2,434)	$6,102

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended June 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.4 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.2 million. During the six months ended June 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.6 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.5 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. During the three months ended June 30, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.1 million. During the six months ended June 30, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.3 million. No interest expense has been allocated to operating segments as of June 30, 2025.

Three-Month Period Ended June 30, 2025 Compared to Three-Month Period Ended June 30, 2024

Revenues and cost of revenues – Revenues were $14.3 million during the three months ended June 30, 2025 compared to $12.0 million during the same period in 2024. Costs of services revenue and asset sales were $5.9 million during the three months ended June 30, 2025 compared to $3.7 million during the three months ended June 30, 2024. The gross profit of these items was $8.4 million during the three months ended June 30, 2025 compared to $8.3 million during the same period in 2024, an increase of approximately $0.1 million, or approximately 1%. The increase in gross profit in the second quarter of 2025 compared to the second quarter of 2024 is primarily due to normal changes in the timing and magnitude of transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.1 million during the three months ended June 30, 2025 compared to $6.3 million during the same period in 2024.

Significant components of selling, general and administrative expense for the three months ended June 30, 2025 and 2024 are shown below (in thousands):

	Three Months Ended June 30,
	2025	2024	% change
Compensation
Auction and liquidation	$1,396	$1,606	(13)%
Refurbishment and resale	691	594	16%
Brokerage	1,374	1,326	4%
Specialty lending	266	461	(42)%
Corporate and other	615	641	(4)%
Stock-based compensation	229	290	(21)%
Board of Directors fees	123	78	58%
Accounting, tax and legal professional fees	278	397	(30)%
Insurance	148	137	8%
Occupancy	336	317	6%
Travel and entertainment	121	154	(21)%
Advertising and promotion	165	119	39%
Information technology support	205	146	40%
Provision for credit losses	(1)	(162)	99%
Other	194	242	(20)%
Total selling, general & administrative expense	$6,140	$6,346	(3)%

Selling, general and administrative expense during the second quarter of 2025 were generally consistent with selling, general and administrative expense during the second quarter of 2024.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during both the three month periods ended June 30, 2025 and 2024.

Earnings in Equity Method Investments – Earnings in equity method investments were $0.1 million during the three months ended June 30, 2025 compared to $1.7 million during the same period in 2024. The $1.6 million decrease is mainly due to our $1.3 million share of earnings from the KNFH II LLC joint venture recorded in the second quarter of 2024.

Six-Month Period Ended June 30, 2025 Compared to Six-Month Period Ended June 30, 2024

Revenues and cost of revenues – Revenues were $27.8 million during the six months ended June 30, 2025 compared to $24.2 million during the same period in 2024. Costs of services revenue and asset sales were $11.3 million during the six months ended June 30, 2025 compared to $7.6 million during the same period in 2024. The gross profit of these items was $16.4 million during the six months ended June 30, 2025 compared to $16.6 million during the same period in 2024, a decrease of approximately $0.2 million, or approximately 1%. The decrease in gross profit through the second quarter of 2025 compared to through the second quarter of 2024 is primarily due to normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $12.7 million during both the six months ended June 30, 2025 and 2024.

Significant components of selling, general and administrative expense for the six months ended June 30, 2025 and 2024 are shown below (in thousands):

	Six Months Ended June 30,
	2025	2024	% change
Compensation
Auction and liquidation	$2,987	$2,896	3%
Refurbishment and resale	1,445	1,189	22%
Brokerage	2,736	2,757	(1)%
Specialty lending	568	976	(42)%
Corporate and other	1,238	1,289	(4)%
Stock-based compensation	509	518	(2)%
Board of Directors fees	245	156	57%
Accounting, tax and legal professional fees	620	900	(31)%
Insurance	315	293	8%
Occupancy	667	626	7%
Travel and entertainment	269	333	(19)%
Advertising and promotion	338	275	23%
Information technology support	403	282	43%
Provision for credit losses	(4)	(175)	98%
Other	338	389	(13)%
Total selling, general & administrative expense	$12,674	$12,704	(0)%

Selling, general and administrative expense through the second quarter of 2025 were generally consistent with selling, general and administrative expense through the second quarter of 2024.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the six months ended June 30, 2025 compared to $0.3 million in the same period in 2024.

Earnings in Equity Method Investments – Earnings in equity method investments were $0.1 million during the six months ended June 30, 2025 compared to $2.5 million during the same period in 2024. The $2.4 million decrease is mainly due to our $1.3 million share of earnings from the KNFH II LLC joint venture recorded in the second quarter of 2024 and partially due to a lower amount of earnings in equity method investments under the modified cost recovery method in our Specialty Lending segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,637	$2,497	$2,701	$4,296
Add back:
Depreciation and amortization	118	147	236	288
Interest expense, net	(18)	108	(74)	200
Income tax expense	613	939	1,008	1,606
EBITDA	2,350	3,691	3,871	6,390

Management add back:
Stock based compensation	229	290	509	518
Adjusted EBITDA	$2,579	$3,981	$4,380	$6,908

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Further, there were no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 744,424 shares in the open market during the three months ended June 30, 2025 pursuant to the Repurchase Program. As discussed in the footnotes to the following table, the Repurchase Program ended on June 30, 2025.

The following table presents the number and average price of shares purchased in each fiscal month during the three months ended June 30, 2025:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
April 1 through April 30, 2025	199,328	$2.08	199,328	$1,551,679
May 1 through May 31, 2025	291,129	2.15	291,129	925,755
June 1 through June 30, 2025	253,967	2.15	253,967	380,513
Total	744,424	$2.13	744,424	$380,513
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Amounts in this column reflect weighted average price paid per share, which includes commissions and other expenses associated with the repurchases.

[3] Our Board of Directors previously authorized a share repurchase program (the “Repurchase Program”), which permitted the Company to purchase up to an aggregate of $6.0 million in common shares over a three year period that ended on June 30, 2025, with the Company utilizing approximately $5.6 million of the authorized $6.0 million for the repurchase of 2,897,658 common shares in the open market. This column reflects the approximate dollar value of shares of our common stock that are available for purchase under the Repurchase Program, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

On June 25, 2025, James Sklar, Executive Vice President, General Counsel and Secretary, adopted a written arrangement intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Trading Plan"). The Trading Plan provides for the sale of 33,606 shares of our common stock between October 1, 2025 and June 25, 2026.

During the fiscal quarter ended June 30, 2025, none of our other directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Heritage Global Inc.

Date: August 7, 2025	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)