Form 10-Q
period 2025-09-30
Heritage Global Inc.
filed 2025-11-06
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2025, there were 34,741,553 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,434	$21,749
Accounts receivable, net	1,839	1,559
Current portion of notes receivable, net	4,158	3,416
Inventory – equipment	5,611	5,348
Other current assets	762	1,056
Total current assets	31,804	33,128
Non-current portion of notes receivable, net	5,162	6,558
Equity method investments	21,333	20,892
Property and equipment, net	9,486	1,643
Right-of-use assets	1,694	2,208
Intangible assets, net	3,164	3,362
Goodwill	7,446	7,446
Deferred tax assets	4,829	6,008
Other assets	1,591	64
Total assets	$86,509	$81,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,248	$5,979
Payables to sellers	6,817	7,417
Current portion of third party debt	—	395
Current portion of lease liabilities	823	807
Total current liabilities	13,888	14,598
Non-current portion of third party debt	4,100	—
Non-current portion of lease liabilities	976	1,510
Other non-current liabilities	1,050	—
Total liabilities	20,014	16,108

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of September 30, 2025 and December 31, 2024; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,639,211 and 37,380,944 shares as of September 30, 2025 and December 31, 2024, respectively; and outstanding 34,741,553 and 35,718,361 shares as of September 30, 2025 and December 31, 2024, respectively	376	374
Additional paid-in capital	296,290	295,657
Accumulated deficit	(224,558)	(227,844)
Treasury stock at cost, 2,897,658 and 1,662,583 shares as of September 30, 2025 and December 31, 2024, respectively	(5,619)	(2,992)
Total stockholders’ equity	66,495	65,201
Total liabilities and stockholders’ equity	$86,509	$81,309

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Services revenue	$7,475	$8,063	$25,389	$25,527
Asset sales	3,885	2,347	13,734	9,067
Total revenues	11,360	10,410	39,123	34,594

Operating costs and expenses:
Cost of services revenue	1,451	1,735	6,098	4,665
Cost of asset sales	2,609	1,458	9,303	6,140
Selling, general and administrative	5,968	5,686	18,642	18,390
Depreciation and amortization	120	152	356	440
Total operating costs and expenses	10,148	9,031	34,399	29,635
Earnings of equity method investments	89	100	212	2,622
Operating income	1,301	1,479	4,936	7,581
Interest income (expense), net	34	17	108	(183)
Income before income tax expense	1,335	1,496	5,044	7,398
Income tax expense	750	407	1,758	2,013
Net income	$585	$1,089	$3,286	$5,385

Weighted average common shares outstanding – basic	34,547,477	36,576,931	35,585,976	36,641,820
Weighted average common shares outstanding – diluted	35,205,152	37,189,029	36,255,562	37,292,200
Net income per share – basic	$0.02	$0.03	$0.09	$0.15
Net income per share – diluted	$0.02	$0.03	$0.09	$0.14

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201
Issuance of restricted common stock	—	—	256,822	2	(79)	—	—	—	(77)
Stock-based compensation expense	—	—	—	—	280	—	—	—	280
Repurchase of common stock	—	—	—	—	—	—	490,651	(1,042)	(1,042)
Net income	—	—	—	—	—	1,064	—	—	1,064
Balance as of March 31, 2025	563	$6	37,637,766	$376	$295,858	$(226,780)	2,153,234	$(4,034)	$65,426
Issuance of common stock from stock option awards	—	—	1,445	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	229	—	—	—	229
Repurchase of common stock	—	—	—	—	—	—	744,424	(1,585)	(1,585)
Net income	—	—	—	—	—	1,637	—	—	1,637
Balance as of June 30, 2025	563	$6	37,639,211	$376	$296,086	$(225,143)	2,897,658	$(5,619)	$65,706
Stock-based compensation expense	—	—	—	—	204	—	—	—	204
Net income	—	—	—	—	—	585	—	—	585
Balance as of September 30, 2025	563	$6	37,639,211	$376	$296,290	$(224,558)	2,897,658	$(5,619)	$66,495

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080
Issuance of common stock from stock option awards	—	—	1,200	—	—	—	—	—	—
Issuance of restricted common stock	—	—	177,576	1	(76)	—		—	(75)
Stock-based compensation expense	—	—	—	—	228	—	—	—	228
Net income	—	—	—	—	—	1,799	—	—	1,799
Balance as of March 31, 2024	563	$6	37,336,392	$373	$294,674	$(231,227)	396,175	$(794)	$63,032
Issuance of common stock from stock option awards	—	—	4,793	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	290	—	—	—	290
Net income	—	—	—	—	—	2,497	—	—	2,497
Balance as of June 30, 2024	563	$6	37,341,185	$373	$294,958	$(228,730)	396,175	$(794)	$65,813
Stock-based compensation expense	—	—	—	—	283	—	—	—	283
Repurchase of common stock	—	—	—	—	—	—	601,449	(1,058)	(1,058)
Net income	—	—	—	—	—	1,089	—	—	1,089
Balance as of September 30, 2024	563	$6	37,341,185	$373	$295,241	$(227,641)	396,175	$(1,852)	$66,127

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,286	$5,385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees, net	(8)	(77)
Earnings of equity method investments	(212)	(2,622)
Noncash credit loss recovery	(35)	(228)
Amortization of right-of-use assets	514	484
Depreciation and amortization	356	440
Deferred taxes	1,179	1,375
Stock-based compensation expense	713	801
Changes in operating assets and liabilities:
Accounts receivable	(282)	1,032
Inventory – equipment	(263)	353
Other current assets	297	(382)
Accounts payable and accrued liabilities	130	(965)
Payables to sellers	(600)	8,150
Lease liabilities	(518)	(492)
Net cash provided by operating activities	4,557	13,254

Cash flows from investing activities:
Investment in notes receivable	(4,433)	(5,047)
Payments received on notes receivable	5,132	9,039
Investment in participating interest	(1,575)	—
Return of investment in participating interest	45	—
Investment in equity method investments	(1,575)	(343)
Return of investment in equity method investments	1,135	2,744
Cash distributions from equity method investments	212	2,622
Purchase of property and equipment	(7,861)	(134)
Net cash (used in) provided by investing activities	(8,920)	8,881

Cash flows from financing activities:
Proceeds from debt payable to third parties	4,100	—
Repayment of debt payable to third parties	(395)	(6,704)
Proceeds from secured borrowing	1,050	—
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(80)	(81)
Repurchase of common stock	(2,627)	(1,058)
Net cash provided by (used in) financing activities	2,048	(7,843)
Net change in cash and cash equivalents	(2,315)	14,292
Cash and cash equivalents as of beginning of period	21,749	12,279
Cash and cash equivalents as of end of period	$19,434	$26,571

Supplemental cash flow information:
Cash paid for taxes	$557	$682
Cash paid for interest	$37	$326
Noncash change in lease liabilities and right-of-use assets	$—	$327
Noncash transfer of notes receivable to equity method investments	$—	$2,487
Noncash purchase of property and equipment	$138	$—

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

Repurchase Program

The Company’s Board of Directors previously authorized a share repurchase program (“2022 Repurchase Program”), which permitted the Company to purchase up to an aggregate of $6.0 million in common shares over a three year period ended on June 30, 2025. The Company repurchased 744,424 shares in the open market for a purchase price of approximately $1.6 million during the three months ended June 30, 2025. The 2022 Repurchase Program ended on June 30, 2025, with the Company utilizing approximately $5.6 million of the authorized $6.0 million for the repurchase of 2,897,658 common shares in the open market.

Following the termination of the 2022 Repurchase Program on June 30, 2025, the Company’s Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) on July 31, 2025. The 2025 Repurchase Program authorizes the repurchase of up to $7.5 million of the Company’s outstanding common stock through June 30, 2028. The timing and actual number of shares repurchased will depend on various factors, including share price, general business and market conditions, and the opportunities within the Company’s operations. As of September 30, 2025, no shares have been repurchased under the 2025 Repurchase Program.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three and nine months ended September 30, 2025 and 2024), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.7 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively, and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the receipt of backend profit share and the amount of backend profit share which will be realized.

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

Pursuant to the terms of existing credit agreements, the Company's largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. The Company's largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders. The Company has determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from the Company’s share of other loans within its affiliated joint ventures that are impacted by the default with the largest borrower and were placed in nonaccrual status in June 2024. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of September 30, 2025, the amortized cost basis of loans in nonaccrual status was $22.3 million, of which $4.8 million is recorded within notes receivable and $17.5 million is recorded within equity method investments.

Specialty Lending - Concentration and credit risk

As of September 30, 2025, the Company held a gross balance of investments in notes receivable of $28.4 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes its largest borrower’s gross note receivable balance of approximately $21.7 million, representing 76% of our total gross notes receivable balance as of September 30, 2025, as compared to 74% as of December 31, 2024. As discussed further in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonaccrual Loans, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of September 30, 2025. Whether we will realize any return with respect to the impacted loans is uncertain. The Company does not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will, in the short term, have concentration risk on its path to an established and diversified portfolio.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.7 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

The Company mitigates this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages its valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, the Company is entitled to call the unpaid interest and principal balances and receive all net collections directly. The Company may also recover its investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through the Company's Brokerage segment. In certain cases, the Company’s recovery options are subject to concurrence of the originator or other prior holder of the assets.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the years ending December 31, 2024 and 2023 and the nine months ended September 30, 2025, respectively (in thousands):

	Accounts Receivable	Notes Receivable	Equity Method Investments	Total
Balance as of December 31, 2023	$132	$650	$898	$1,680
(Recovery) provision for credit losses	—	(267)	88	(179)
Balance as of December 31, 2024	132	383	986	1,501
(Recovery) provision for credit losses	2	(37)	1	(34)
Balance as of September 30, 2025	$134	$346	$987	$1,467

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

As of both September 30, 2025 and December 31, 2024, the reserve for credit losses related to accounts receivable was approximately $0.1 million.

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

As of September 30, 2025, the SCALE rate was 1.3922% and the Company's credit loss allowance rate specific to notes receivable was 3.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of September 30, 2025 and December 31, 2024, the Company's allowance for credit losses related to notes receivable outstanding was approximately $0.3 million and $0.4 million, respectively. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the Joint Ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of September 30, 2025, the SCALE rate was 1.3922% and the credit loss allowance rate specific to equity method investments was 4.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both September 30, 2025 and December 31, 2024, the Company's allowance for credit losses related to its equity method investments was approximately $1.0 million.

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

In July 2025, the FASB issued an accounting pronouncement (ASU 2025-05) related to credit losses for accounts receivable and contract assets. The amendments in this update provide a practical expedient that permits an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company plans to adopt this pronouncement for the fiscal year beginning January 1, 2026 and anticipates that ASU 2025-05 will not have a material impact on the Company's consolidated financial statements.

In September 2025, the FASB issued an accounting pronouncement (ASU 2025-06) related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company plans to adopt this pronouncement for our fiscal year beginning January 1, 2028 and anticipates that ASU 2025-06 will not have a material impact on the Company's consolidated financial statements.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the nine months ended September 30, 2025, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of both September 30, 2025 and December 31, 2024, the reserve for credit losses was approximately $0.1 million.

Note 4 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of September 30, 2025 and December 31, 2024, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the allowance for credit losses was $8.9 million and $9.6 million, respectively. The activity during the nine months ended September 30, 2025 includes the additional investment in notes receivable of approximately $4.0 million, which was offset by principal payments made by borrowers of approximately $4.7 million.

As of both September 30, 2025 and December 31, 2024, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.4 million. The activity during the nine months ended September 30, 2025 includes the investment in notes receivable of approximately $0.4 million, which was offset by principal payments made by purchasers of $0.4 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity for the nine months ended September 30, 2025 (in thousands):

Notes receivable, net, December 31, 2024	$10,409
Investment in notes receivable	4,433
Principal repayments	(5,132)
Notes receivable, as of September 30, 2025	9,710
Deferred financing fees and costs, net	(44)
Allowance for credit losses	(346)
Notes receivable, net, September 30, 2025	$9,320

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the nine months ended September 30, 2025, the Company made no material changes to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income. As of September 30, 2025 and December 31, 2024, the amortized cost basis of notes receivable in nonaccrual status was $4.8 million and $5.3 million, respectively.

Note 5 – Stock-based Compensation

As of September 30, 2025, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2024 contained in the Company’s Form 10-K.

Stock Options

During the nine months ended September 30, 2025, the Company issued options to purchase 70,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 83,500 options to purchase common stock as a result of employee resignations.

The following summarizes the changes in common stock options for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	2,231,600	$1.77	6.0	$971
Granted	70,000	$2.11
Exercised	(14,000)	$1.88
Forfeited	(83,500)	$2.95
Outstanding as of September 30, 2025	2,204,100	$1.74	5.3	$761

Options exercisable as of September 30, 2025	1,791,600	$1.59	4.6	$754

The Company recognized stock-based compensation expense related to common stock options of $0.4 million for both the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.4 years.

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

The following summarizes the restricted stock awards and related stock-based compensation expense (in thousands, except share count and award fair value):

	Grant Date	Vesting Date	Restricted Stock Granted	Per Share Grant Date Fair Value	Compensation Expense for the nine months ended September 30,		Unrecognized Compensation Expense as of,
					2024	2025	September 30, 2025
Employees	March 1, 2023	March 1, 2024	97,290	$2.53	—	—	—
Non-executive directors	March 31, 2023	March 31, 2024	90,000	$2.87	43	—	—
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	213	67	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	125	40	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	—	43	188
Employees	March 6, 2025	March 6, 2026	68,051	$2.11	—	82	62
Non-executive directors	March 6, 2025	March 6, 2026 [2]	100,000	$2.11	—	120	91
Total					$381	$352	$341

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 6, 2026.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.4 million for both the nine months ended September 30, 2025 and 2024. The unrecognized stock-based compensation expense as of September 30, 2025 was approximately $0.3 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the nine months ended September 30, 2025, the Company made no material adjustment for its share of the joint venture’s provision for credit losses. As of September 30, 2025, the Company's share of the allowance for credit losses was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of September 30, 2025, the Company has incurred no actual credit losses through its equity method investments. As of September 30, 2025, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $17.5 million.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the nine months ended and as of September 30, 2025 (in thousands):

	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenue	$140	$(8)	$488	$3,511	$4,134	$8,264
Gross profit	140	(8)	488	3,511	4,134	8,264
Operating income (loss)	54	(158)	368	3,489	4,116	7,870
Net income (loss)	54	(158)	368	3,494	4,116	7,875
Assets	67	7,270	8,298	23,135	29,830	68,601
Liabilities	67	2,038	143	5	—	2,252

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the nine months ended and as of September 30, 2024 (in thousands):

	DHC8 LLC	KNFH II LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$751	$13,249	$3,705	$3,987	$21,692
Gross profit	751	5,213	3,705	3,987	13,656
Operating income	590	5,120	3,656	3,987	13,353
Net income	590	5,120	3,656	3,987	13,353
Assets	2,068	7,966	26,113	33,066	69,213
Liabilities	1,038	—	972	—	2,010

Lessor Arrangements

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within, with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of September 30, 2025, the Company recognized approximately $1.2 million in life-to-date earnings of equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of September 30, 2025, the Company has recorded approximately $74,000 in earnings in equity method investments and approximately $25,000 in cost of services revenue related to the investment on the consolidated statement of income.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. As of September 30, 2025, the Company reflects its participating interest of $1.5 million on its balance sheet within other long-term assets. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of September 30, 2025, the Company has recorded approximately $77,000 in services revenue and approximately $26,000 in costs of services revenue related to the investment on the consolidated statement of income.

Note 7 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three and nine months ended September 30, 2025 and 2024, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	34,547,477	36,576,931	35,585,976	36,641,820
Treasury stock effect of common stock options and restricted stock awards	657,675	612,098	669,586	650,380
Diluted weighted average common shares outstanding	35,205,152	37,189,029	36,255,562	37,292,200

For the three months ended September 30, 2025 and 2024, there were potential common shares of 0.9 million and 0.6 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the nine months ended September 30, 2025 and 2024, there were potential common shares of 0.9 million and 0.7 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Right-of-use assets:
Del Mar, CA	$238	$357
Hayward, CA	1,010	1,236
San Diego, CA	263	357
Edwardsville, IL	183	258
Total right-of-use assets	$1,694	$2,208

Lease liabilities
Del Mar, CA	$246	$364
Hayward, CA	1,082	1,311
San Diego, CA	284	381
Edwardsville, IL	187	261
Total lease liabilities	$1,799	$2,317

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 2.5 years and the weighted average discount rate is 5.5% as of September 30, 2025.

Lease expense is recognized on a straight-line basis over the lease term. For both the nine month periods ended September 30, 2025 and 2024, lease expense was approximately $0.6 million. As of September 30, 2025, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2025 (remainder of year from October 1, 2025 to December 31, 2025)	$203
2026	830
2027	573
2028	299
Total undiscounted future minimum lease payments	1,905
Less: imputed interest	(106)
Present value of lease liabilities	$1,799

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

On February 11, 2025, the Company purchased real estate for $7.4 million consisting of land and a building which will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of HGP. The Company allocated $2.8 million of the purchase price to the building and $4.6 million to the land. The life of the building was determined to be 30 years and depreciation will begin when the building is placed into service upon the completion of construction in progress. As of September 30, 2025, the Company capitalized $0.6 million of construction in progress related to ongoing building improvements. Also included in the purchase transaction was an agreement for a short-term leaseback to the seller, which ended on March 31, 2025, and resulted in a credit within the closing statement of approximately $0.1 million. This credit is considered rental income and classified as service revenue on our consolidated statement of income, and reflected as gross profit within our Corporate and other segment.

The following summarizes the components of the Company’s property and equipment (in thousands):

	September 30, 2025	December 31, 2024
Building	$3,797	$985
Land	4,985	397
Furniture, fixtures and office equipment	352	352
Software and technology assets	452	443
Vehicles	11	11
Construction in progress	591	-
	10,188	2,188
Accumulated depreciation	(702)	(545)
Property and equipment, net	$9,486	$1,643

Note 10 – Intangible Assets and Goodwill

Intangible assets

The Company’s identifiable intangible assets as of September 30, 2025 and December 31, 2024 are shown below (in thousands except for lives):

	Remaining	Carrying Value		Carrying Value
	Life	December 31,		September 30,
	(years)	2024	Amortization	2025
Amortizable intangible assets:
Trade Name (ALT)	15.9	$542	$(25)	$517
Vendor Relationship (ALT)	0.9	383	(173)	210
Total amortizable intangible assets		925	(198)	727

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	2,437
Total intangible assets		$3,362	$(198)	$3,164

Amortization expense during the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively. The Company estimates that the residual value for intangible assets is not significant.

As of September 30, 2025, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2025 (remainder of year from October 1, 2025 to December 31, 2025)	$66
2026	186
2027	33
2028	33
2029	33
Thereafter	376
Total estimated amortization expense	$727

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

There were no additions to goodwill and no impairments recorded to the carrying value of goodwill during either the nine months ended September 30, 2025 or 2024.

Note 11 – Debt

Outstanding debt as of September 30, 2025 and December 31, 2024 is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Current:
ALT Note	$—	$395
2021 Credit Facility	—	—
Total third party debt, current	—	395

Non-current:
Mortgage	4,100	—
Total third party debt, non-current	4,100	—

Total third party debt	$4,100	$395

As of September 30, 2025, the estimated principal repayments on outstanding debt for the remainder of the current fiscal year, the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2025 (remainder of year from October 1, 2025 to December 31, 2025)	$—
2026	—
2027	—
2028	55
2029	70
Thereafter	3,975
Total estimated principal repayments	$4,100

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

On October 4, 2024 the Company entered into a Loan Modification Agreement and Reaffirmation of Loan, effective as of October 4, 2024, to extend the maturity date of the 2021 Credit Facility.

The Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fifth Modification Agreement”), effective as of December 27, 2024, to extend the maturity date of the 2021 Credit Facility to June 27, 2026. The Fifth Modification Agreement also raises the interest rate floor by 0.25% to 7.0% and modifies certain compliance covenants.

As of September 30, 2025 there was no outstanding balance on the 2021 Credit Facility and the Company was in compliance with all financial and negative covenants.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note required 48 equal installments of approximately $44,000 with the final payment made in August 2025. There is no outstanding balance on the ALT Note as of September 30, 2025.

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

Heritage Ridge Nancy is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of September 30, 2025 was $4.1 million.

Note 12 – Income Taxes

As of September 30, 2025, the Company had aggregate federal net operating loss carry-forwards of $41.0 million. These net operating loss carry forwards begin to expire in 2025. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of September 30, 2025.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. At September 30, 2025 management reevaluated the Company's performance during the current fiscal year and forecast for the fourth quarter of 2025 and concluded that it is more likely than not that the Company will be able to utilize $22.5 million of the remaining $41.0 million federal net operating loss carry-forwards. Based on management's new estimate, the Company believes it is appropriate to increase the valuation allowance to a total of $3.9 million, recognizing $0.4 million as a discrete expense (tax effected at 21%) at September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company's valuation allowance against its deferred tax assets was approximately $3.9 million and $3.5 million, respectively.

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

Note 13 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for the nine month periods ended September 30, 2025 and 2024 was approximately $92,000 and $85,000, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 14 – Segment Information

The following tables sets forth certain financial information for the Company's reportable segments for the three month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,405	$1,430	$3,166	$299	$—	$7,300
Operating expenses [2]	(1,964)	(984)	(1,701)	(257)	(1,182)	(6,088)
Earnings from equity method investments	32	—	—	57	—	89
Operating income (loss)	$473	$446	$1,465	$99	$(1,182)	$1,301

	Three Months Ended September 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,418	$1,066	$3,297	$436	$—	$7,217
Operating expenses [2]	(1,864)	(913)	(1,642)	(351)	(1,068)	(5,838)
Earnings from equity method investments	29	—	—	71	—	100
Operating income (loss)	$583	$153	$1,655	$156	$(1,068)	$1,479

The following tables sets forth certain financial information for the Company's reportable segments for the nine month periods ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,134	$4,173	$10,252	$1,099	$64	$23,722
Operating expenses [2]	(6,053)	(3,052)	(5,210)	(921)	(3,762)	(18,998)
Earnings from equity method investments	31	—	—	181	—	212
Operating income (loss)	$2,112	$1,121	$5,042	$359	$(3,698)	$4,936

	Nine Months Ended September 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,022	$2,874	$10,794	$2,099	$—	$23,789
Operating expenses [2]	(5,913)	(2,702)	(5,132)	(1,581)	(3,502)	(18,830)
Earnings from equity method investments	1,391	—	—	1,231	—	2,622
Operating income (loss)	$3,500	$172	$5,662	$1,749	$(3,502)	$7,581

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended September 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.5 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.3 million. During the nine months ended September 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $1.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.8 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. During the three months ended September 30, 2024, no interest was allocated to Specialty Lending (HGC) from Corporate and other. During the nine months ended September 30, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.3 million. No interest expense has been allocated to operating segments during the nine months ended September 30, 2025.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2025 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc. (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2025 and 2024, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of September 30, 2025.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments and therefore is in default. While in default, this borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios but must remit all such net collections to us and senior lenders. These remittances of net collections have not met the amount of the required minimum monthly payments since June of 2024. We determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. We do not expect to realize any return with respect to these loans in 2025, and whether we will realize any return with respect to these loans is uncertain. As we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within affiliated Joint Ventures that are impacted by the default with our largest borrower and have been placed in nonaccrual status as of June 2024. Our share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of September 30, 2025, the amortized cost basis of loans in nonaccrual status was $22.3 million, of which $4.8 million is recorded within notes receivable and $17.5 million is recorded within equity method investments. As of December 31, 2024, the amortized cost basis of loans in nonaccrual status was $23.5 million, of which $5.3 million is recorded within notes receivable and $18.2 million is recorded within equity method investments.

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

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $158.5 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $72.1 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of September 30, 2025, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $27.3 million, of which $8.9 million is classified as notes receivable and $18.4 million is classified as equity method investments.

Specialty Lending - Concentration and credit risk

As of September 30, 2025, we held a gross balance of investments in notes receivable of $28.4 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $21.7 million, representing 76% of our total gross notes receivable balance as of September 30, 2025, as compared to 74% as of December 31, 2024. As discussed further above, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of September 30, 2025. Whether we will realize any return with respect to the impacted loans is uncertain. We do not intend to hold highly concentrated balances due from one borrower as part of its long-term strategy but will in the short term have concentration risk on our path to an established and diversified portfolio.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.7 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. There were no material changes to these policies during the nine months ended September 30, 2025.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $17.9 million and $18.5 million as of September 30, 2025 and December 31, 2024, respectively.

Our current assets as of September 30, 2025 decreased to $31.8 million compared to $33.1 million as of December 31, 2024. This change was primarily due to a decrease in cash of $2.3 million and a decrease in other current assets of $0.3 million, partially offset by an increase in inventory of $0.3 million, an increase in the current portion of notes receivable of $0.8 million, and an increase in accounts receivable of $0.2 million. Our current liabilities as of September 30, 2025 decreased to $13.9 million compared to $14.6 million as of December 31, 2024. The most significant changes were a decrease of $0.6 million in payables to sellers due to the timing of certain asset liquidation settlements and a decrease of $0.4 million in the current portion of third party debt, partially offset by an increase of $0.2 million in accounts payable and accrued liabilities.

During the nine months ended September 30, 2025, our primary source of cash was cash on hand, cash provided by operating activities, principal repayments on outstanding loans, and proceeds from a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association, that provides for a $4.1 million term loan (the “Mortgage”). Cash disbursements during the nine months ended September 30, 2025 consisted primarily of investments in notes receivable, investments in equity method investments including related participating interest, repurchases of our common stock, and the purchase of our new building for $7.4 million.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of the Mortgage of $4.1 million and any amounts borrowed under our 2021 Credit Facility. The Company also had indebtedness that consisted of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The Company repaid the ALT Note in full in August, 2025. As of September 30, 2025, we had no outstanding balance on the ALT Note.

On February 6, 2025 we entered into “the Mortgage Loan Agreement” with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for the Mortgage which we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025. This property will be used as the Company’s future corporate headquarters and as future warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of September 30, 2025, we had an outstanding balance of $4.1 million on the Mortgage.

On December 27, 2024, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fifth Modification Agreement”), by and between the Company and the Lender. The Fifth Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date to June 27, 2026, modify the applicable interest rate, and further modify the loan covenants. We are permitted to use the proceeds of the loan solely for our business operations. As of September 30, 2025, we had no outstanding balance on the 2021 Credit Facility.

Capital Resources

As of September 30, 2025 and December 31, 2024, we had stockholders’ equity of $66.5 million and $65.2 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents as of September 30, 2025 were $19.4 million as compared to $21.7 million as of December 31, 2024, a decrease of approximately $2.3 million. The total cash amount reflected on our balance sheet represents the total cash and cash equivalents held on account. Cash amounts owed to our clients are identified as payables to sellers within current liabilities. We view cash net of payables to sellers as available for operations or investment purposes. As of September 30, 2025 payables to sellers was $6.8 million, resulting in a net cash available balance of $12.6 million compared to available cash of $14.3 million as of December 31, 2024.

Cash Flows From Operating Activities

Cash provided by operating activities was $4.6 million during the nine months ended September 30, 2025 as compared to $13.3 million during the same period in 2024. The approximate $8.7 million change was primarily attributable to a decrease in operating assets and liabilities of $8.9 million offset by an increase of $0.2 million in net income adjusted for noncash items during the nine months ended September 30, 2025 as compared to the same period in 2024.

The changes in operating assets and liabilities during the nine months ended September 30, 2025 as compared to the same period in 2024 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 was $8.9 million compared to cash provided by investing activities of $8.9 million during the same period in 2024.

Cash used in investing activities during the nine months ended September 30, 2025 consisted primarily of purchase of property and equipment of $7.9 million, investments in notes receivable of $4.4 million, investment in equity method investments of $1.6 million and an investment in a participating interest of $1.6 million. Cash used in investing activities during the nine months ended September 30, 2025 was offset by payments received on notes receivable of $5.1 million and return of investment and cash distributions received from equity method investments of $1.3 million.

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

Cash Flows From Financing Activities

Cash provided by financing activities was approximately $2.0 million during the nine months ended September 30, 2025 compared to cash used in financing activities of $7.8 million during the nine months ended September 30, 2024. Financing activities during the nine months ended September 30, 2025 consisted primarily of $4.1 million in proceeds from our Mortgage and $1.1 million of proceeds from secured borrowing, partially offset by $2.6 million in repurchases of our common stock and $0.4 million in repayments of third party debt. Cash used in financing activities during the nine months ended September 30, 2024 consisted primarily of $6.3 million in repayments of our Term Loan, $0.4 million in repayments to our ALT Note and $1.1 million in repurchases of our common stock.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Revenues:
Services revenue	$7,475	$8,063	$(588)	(7)%	$25,389	$25,527	$(138)	(1)%
Asset sales	3,885	2,347	1,538	66%	13,734	9,067	4,667	51%
Total revenues	11,360	10,410	950	9%	39,123	34,594	4,529	13%

Operating costs and expenses:
Cost of services revenue	1,451	1,735	(284)	(16)%	6,098	4,665	1,433	31%
Cost of asset sales	2,609	1,458	1,151	79%	9,303	6,140	3,163	52%
Selling, general and administrative	5,968	5,686	282	5%	18,642	18,390	252	1%
Depreciation and amortization	120	152	(32)	(21)%	356	440	(84)	(19)%
Total operating costs and expenses	10,148	9,031	1,117	12%	34,399	29,635	4,764	16%
Earnings of equity method investments	89	100	(11)	(11)%	212	2,622	(2,410)	(92)%
Operating income	1,301	1,479	(178)	(12)%	4,936	7,581	(2,645)	(35)%
Interest income (expense), net	34	17	17	100%	108	(183)	291	(159)%
Income before income tax expense	1,335	1,496	(161)	(11)%	5,044	7,398	(2,354)	(32)%
Income tax expense	750	407	343	84%	1,758	2,013	(255)	13%
Net income	$585	$1,089	$(504)	(46)%	$3,286	$5,385	$(2,099)	(39)%

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

The following table sets forth certain financial information for the Company's reportable segments for the three month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,405	$1,430	$3,166	$299	$—	$7,300
Operating expenses [2]	(1,964)	(984)	(1,701)	(257)	(1,182)	(6,088)
Earnings from equity method investments	32	—	—	57	—	89
Operating income (loss)	$473	$446	$1,465	$99	$(1,182)	$1,301

	Three Months Ended September 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,418	$1,066	$3,297	$436	$—	$7,217
Operating expenses [2]	(1,864)	(913)	(1,642)	(351)	(1,068)	(5,838)
Earnings from equity method investments	29	—	—	71	—	100
Operating income (loss)	$583	$153	$1,655	$156	$(1,068)	$1,479

The following tables sets forth certain financial information for the Company's reportable segments for the nine month periods ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,134	$4,173	$10,252	$1,099	$64	$23,722
Operating expenses [2]	(6,053)	(3,052)	(5,210)	(921)	(3,762)	(18,998)
Earnings from equity method investments	31	—	—	181	—	212
Operating income (loss)	$2,112	$1,121	$5,042	$359	$(3,698)	$4,936

	Nine Months Ended September 30, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,022	$2,874	$10,794	$2,099	$—	$23,789
Operating expenses [2]	(5,913)	(2,702)	(5,132)	(1,581)	(3,502)	(18,830)
Earnings from equity method investments	1,391	—	—	1,231	—	2,622
Operating income (loss)	$3,500	$172	$5,662	$1,749	$(3,502)	$7,581

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended September 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $0.5 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.3 million. During the nine months ended September 30, 2025, the total amount of gross profit allocated to ALT from HGP was approximately $1.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2024 of approximately $0.8 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. During the three months ended September 30, 2024, no interest was allocated to Specialty Lending (HGC) from Corporate and other. During the nine months ended September 30, 2024, the total amount of interest allocated to Specialty Lending (HGC) from Corporate and other was approximately $0.3 million. No interest expense has been allocated to operating segments during the nine months ended September 30, 2025.

Three-Month Period Ended September 30, 2025 Compared to Three-Month Period Ended September 30, 2024

Revenues and cost of revenues – Revenues were $11.4 million during the three months ended September 30, 2025 compared to $10.4 million during the same period in 2024. Costs of services revenue and asset sales were $4.1 million during the three months ended September 30, 2025 compared to $3.2 million during the three months ended September 30, 2024. The gross profit of these items was $7.3 million during the three months ended September 30, 2025 compared to $7.2 million during the same period in 2024, an increase of approximately $0.1 million, or approximately 1%. The increase in gross profit in the third quarter of 2025 compared to the third quarter of 2024 is primarily due to normal changes in the timing and magnitude of transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $6.0 million during the three months ended September 30, 2025 compared to $5.7 million during the same period in 2024.

Significant components of selling, general and administrative expense for the three months ended September 30, 2025 and 2024 are shown below (in thousands):

	Three Months Ended September 30,
	2025	2024	% change
Compensation
Auction and liquidation	$1,370	$1,359	1%
Refurbishment and resale	678	599	13%
Brokerage	1,236	1,215	2%
Specialty lending	245	311	(21)%
Corporate and other	582	451	29%
Stock-based compensation	204	283	(28)%
Board of Directors fees	123	123	0%
Accounting, tax and legal professional fees	353	337	5%
Insurance	144	144	0%
Occupancy	347	317	9%
Travel and entertainment	134	125	7%
Advertising and promotion	176	155	14%
Information technology support	212	164	29%
Provision for credit losses	(32)	(44)	27%
Other	196	147	33%
Total selling, general & administrative expense	$5,968	$5,686	5%

Selling, general and administrative expense during the third quarter of 2025 increased by approximately $0.3 million compared to the selling, general and administrative expense during the third quarter of 2024. Selling, general and administrative expense through the three months ended September 30, 2025 were generally consistent with selling, general and administrative expense during the same period of 2024.

Depreciation and amortization expense – Depreciation and amortization expense was $0.1 million during both the three month periods ended September 30, 2025 and 2024.

Earnings in Equity Method Investments – Earnings in equity method investments were $0.1 million during both the three months ended September 30, 2025 and 2024.

Nine-Month Period Ended September 30, 2025 Compared to Nine-Month Period Ended September 30, 2024

Revenues and cost of revenues – Revenues were $39.1 million during the nine months ended September 30, 2025 compared to $34.6 million during the same period in 2024. Costs of services revenue and asset sales were $15.4 million during the nine months ended September 30, 2025 compared to $10.8 million during the same period in 2024. The gross profit of these items was $23.7 million during the nine months ended September 30, 2025 compared to $23.8 million during the same period in 2024, a decrease of approximately $0.1 million, or less than 1%. The decrease in gross profit during the none months ended September 30, 2025 compared to the same period of 2024 is primarily due to normal changes in the timing and magnitude of asset liquidation transactions.

Selling, general and administrative expense – Selling, general and administrative expense was $18.6 million during the nine months ended September 30, 2025 compared to $18.4 million during the same period in 2024.

Significant components of selling, general and administrative expense for the nine months ended September, 2025 and 2024 are shown below (in thousands):

	Nine Months Ended September 30,
	2025	2024	% change
Compensation
Auction and liquidation	$4,357	$4,256	2%
Refurbishment and resale	2,123	1,788	19%
Brokerage	3,972	3,971	0%
Specialty lending	813	1,287	(37)%
Corporate and other	1,819	1,741	4%
Stock-based compensation	713	801	(11)%
Board of Directors fees	368	279	32%
Accounting, tax and legal professional fees	974	1,237	(21)%
Insurance	459	437	5%
Occupancy	1,014	943	8%
Travel and entertainment	403	458	(12)%
Advertising and promotion	513	430	19%
Information technology support	550	446	23%
Provision for credit losses	(36)	(219)	84%
Other	600	535	12%
Total selling, general & administrative expense	$18,642	$18,390	1%

Selling, general and administrative expense through the third quarter of 2025 increased by approximately $0.3 million compared to selling, general and administrative expense through the third quarter of 2024. Selling, general and administrative expense through the nine months ended September 30, 2025 were generally consistent with selling, general and administrative expense during the same period of 2024.

Depreciation and amortization expense – Depreciation and amortization expense was $0.4 million during both the nine months ended September 30, 2025 and 2024.

Earnings in Equity Method Investments – Earnings in equity method investments were $0.2 million during the nine months ended September 30, 2025 compared to $2.6 million during the same period in 2024. The $2.4 million decrease is mainly due to our $1.3 million share of earnings from the KNFH II LLC joint venture recorded in the second quarter of 2024 and partially due to a lower amount of earnings in equity method investments under the modified cost recovery method in our Specialty Lending segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$585	$1,089	$3,286	$5,385
Add back:
Depreciation and amortization	120	152	356	440
Interest expense, net	(34)	(17)	(108)	183
Income tax expense	750	407	1,758	2,013
EBITDA	1,421	1,631	5,292	8,021

Management add back:
Stock based compensation	204	283	713	801
Adjusted EBITDA	$1,625	$1,914	$6,005	$8,822

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Further, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Heritage Global Inc.

Date: November 6, 2025	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)