Form 10-K
period 2025-12-31
Heritage Global Inc.
filed 2026-03-12
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 001-39471

HERITAGE GLOBAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2291344
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6130 Nancy Ridge Drive, San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 847-0659

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	HGBL	The Nasdaq Stock Market LLC

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

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2025, was approximately $66.8 million. As of March 1, 2026, there were 34,741,553 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Forward-Looking Information

This Annual Report on Form 10-K for the year ended December 31, 2025 (the “Report”) contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties, including those noted under Item 1A. “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Our corporate headquarters are located at 6130 Nancy Ridge Drive, San Diego, CA 92121. Our telephone number is (858) 847-0659 and our corporate website is www.hginc.com.

The organization chart below outlines our basic domestic corporate structure as of December 31, 2025.

	Heritage Global Inc.
	(Florida) (1)

100%	100%	100%	100%
Heritage Global Partners, Inc. (California) (2)	Heritage Global LLC (Delaware) (3)	National Loan Exchange, Inc. (Illinois) (5)	Heritage Global Capital LLC (Delaware) (6)

	100%
	Heritage ALT LLC (Delaware) (4)

(1)
Registrant.
(2)
Auction and Liquidation.
(3)
Holding Company.
(4)
Refurbishment & Resale.
(5)
Brokerage.
(6)
Specialty Lending.

Employees

As of December 31, 2025, we had 84 total and full-time employees, broken down by segment as follows: 35 are employed by HGP, 18 by NLEX, 21 by ALT, 4 by HGC and 6 by HG.

Properties

We lease or rent office space in several locations in the United States. The principal locations are Del Mar, CA, Hayward, CA, and San Diego, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. We own a warehouse and office space located in East Lyme, CT, which is related to our ALT operations, and a warehouse and office space located in San Diego, CA which is used as the Company’s corporate headquarters and as warehouse and office space for the operations of HGP.

As of March 2026, we have moved from our leased office space in Del Mar, CA, to our newly owned and renovated office space and warehouse located in San Diego, CA. Our intention is to sublease the Del Mar office space for the remaining term, while still utilizing the previous warehouse space, also in San Diego near the new building.

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

Compelling Macro Growth Drivers. Historically, recessions drive an increased supply of surplus assets and increased demand for liquidation services, which we believe we are well-positioned to provide. Further, consumer revolving credit has increased above pre‑pandemic levels, and credit card delinquencies and charge-offs have risen to at or above pre‑pandemic benchmarks. While recent data indicate these metrics have begun to stabilize and, in some measures moderate, we believe credit card charge-offs and nonperforming receivables are likely to remain elevated. Under adverse macroeconomic conditions, delinquencies and charge-off rates could increase further, potentially expanding the supply of charged-off and nonperforming portfolios available for sale. Additionally, we believe an active market for mergers and acquisitions in manufacturing industries drives demand for industrial asset liquidations and our services. The market in which we operate is highly fragmented, presenting a continued opportunity for the Company to increase market share and drive consolidation.

High Return on Invested Capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal rather than the lower margin role of broker.

Strong Management Team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over forty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. In 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Kirk Dove has continued his employment with us in an advisory capacity and is expected to do so until December 31, 2027. Also, during 2020, Nick Dove was appointed as President, Industrial Assets division, and David Ludwig was appointed as President, Financial Assets division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets division provides services to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off due to failure to pay. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Brokerage Segment

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $250 billion face value of performing, nonperforming and charged-off assets. NLEX sales range from credit card, secured and unsecured consumer and business loans, and automobile defaults to real estate nonperforming loans. The typical credit we broker sells at a discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. In addition to its creditor relationships, NLEX has continued to be opportunistic as new lending facilities, such as FinTech, peer-to-peer and more recently Buy Now Pay Later lenders have expanded the availability of consumer credit. Because of growing volume in this industry, and due to continued elevated delinquency and charge-off rates, we anticipate growth opportunities in our brokerage segment as these sectors evolve. Given many of our clients' limited resources in this space, we have also implemented post-sale support, further entrenching NLEX with our dedicated clients as well as differentiating us from competitors.

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $159.7 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $73.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of December 31, 2025, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $27.1 million, of which $8.8 million is classified as notes receivable and $18.3 million is classified as equity method investments.

Specialty Lending - Concentration and credit risk

As of December 31, 2025, we held a gross balance of investments in notes receivable of $28.2 million, recorded in both notes receivable and equity method investments. Our portfolio includes our largest borrower’s gross notes receivable balance of approximately $21.5 million, representing 76% of our total gross notes receivable balance as of December 31, 2025, as compared to 74% as of December 31, 2024. As discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonaccrual Loans, our largest borrower is in default with respect to the payments required to be made to us. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of December 31, 2025. Whether we will realize any return or incur a loss with respect to the impacted loans is uncertain.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.5 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

Our management team has decades of domain expertise with the ability to leverage extensive industry relationships, real time access to databases of buyers and sales, as well as a deep understanding of the underlying asset value across the more than 25 industrial sectors in which we operate. We believe we have the opportunity for growth in our auction services through our ability to secure ongoing contracts with large multinational sellers, to be a first mover in emerging sectors, and to gain market share in sectors in which we are currently less active. Our extensive network and ability to find and source new opportunities are key factors for expansion. We also believe we have the opportunity for growth in our valuation services through the addition of incremental bank-approved vendor lists, geographic expansion and through deeper penetration with our existing bank relationships.

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

We sell merchandise, such as scientific instruments, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control. These restrictions prohibit us from, among other things, selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes.

Available Information

We file certain reports and information statements with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and any amendments to those reports. The SEC maintains an Internet site at http://www.sec.gov through which the public may read and copy the reports and information statements and other information we file electronically. The documents that we file under Canadian securities law are available on SEDAR at the following address: http//sedar.com. Our website address is www.hginc.com. Through the Investor Relations portion of our website, we make available through a link to the SEC's EDGAR database, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, definitive proxy statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after we electronically file or furnish such materials to the SEC. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 1A. Risk Factors.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are including the following cautionary statements identifying important factors that could significantly and adversely affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. The risks and uncertainties described below should be considered carefully, and with all the other information contained in this Report, in evaluating the Company and its business. You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Some statements in the “Business” section and elsewhere in this Annual Report on Form 10-K are “forward-looking statements” and are qualified by the cautionary language regarding such statements. See “Forward-Looking Information” above.

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

A significant portion of our Specialty Lending loan portfolio may at any time be concentrated with a small number of borrowers. Our Specialty Lending loan portfolio includes a gross notes receivable balance of approximately $21.5 million from one borrower, representing 76% of our total gross notes receivable as of December 31, 2025. Concentration with a small number of borrowers exposes us to the risk that financial difficulty with a single borrower or a small number of borrowers can materially affect our business, financial conditions or operating results. This borrower is currently in default, and our loans to this borrower are in nonaccrual status.

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

Liens on collateral securing loans that we make to our borrowers may be subject to control by our senior lenders based on our contractual arrangements with those senior lenders. If there is a default, the value of the collateral may not be sufficient to repay in full both the senior lender(s) and us.

Certain loans that we make to our borrowers in charged-off and nonperforming asset portfolios may be made in conjunction with our senior lenders which may have priority rights in the collateral pledged by a borrower based on our contractual arrangement with the senior lender. The senior lender may require assurances that it will control the disposition of any collateral in the event of default or the sale of the loans in charged-off and nonperforming asset portfolios in default. In certain cases, the senior lender will require us to expressly subordinate our right to receive distributions of payments received with respect to loans to those held by the senior lender and further provide that the senior lender will control the commencement of the sale of the loans in full, and as a result, we may be unable to realize the proceeds of any collateral securing some of our loans.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent errors and fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2025 approximately 8% of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2025, we did not have any preferred stock outstanding that has any preferential dividends.

Our executive officers, directors and their affiliates hold a large percentage of our common stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, 12% of our common stock as of March 1, 2026. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our Articles of Incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if they are opposed by our other investors.

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

The obligations of being a public company in the United States place additional demands on our management and require significant expenditures, including costs resulting from public company reporting obligations under the Exchange Act; the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act; and the listing requirements for Nasdaq. Our management and other personnel devote a substantial amount of time to ensure that we comply with these requirements. The reporting requirements, rules, and regulations may increase our legal and financial compliance costs and may make some activities more time-consuming and costly, particularly if we were no longer to qualify as a smaller reporting company. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

Item 2. Properties.

We lease or rent office space in several locations in the United States. The principal locations are Del Mar, CA, Hayward, CA, and San Diego, CA, which are related to HGP’s operations, and Edwardsville, IL, which is related to NLEX’s operations. The Edwardsville office is leased from a related party, as discussed in Note 14 to our consolidated financial statements. We own a warehouse and office space located in East Lyme, CT, which is related to our ALT operations, and a warehouse and office space located in San Diego, CA which is used as the Company’s corporate headquarters and as warehouse and office space for the operations of HGP.

As of March 2026, we have moved from our leased office space in Del Mar, CA, to our newly owned and renovated office space and warehouse located in San Diego, CA. Our intention is to sublease the Del Mar office space for the remaining term, while still utilizing the previous warehouse space, also in San Diego near the new building.

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

Holders

As of March 1, 2026, we had approximately 257 holders of common stock of record.

Dividends

To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2025, we did not have any preferred stock outstanding that has any preferential dividends.

Recent Sales of Unregistered Securities.

The Company did not sell any of its securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2025.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2025, we had working capital of $18.1 million, as compared to working capital of $18.5 million at December 31, 2024, a decrease of $0.4 million.

Our current assets increased to $33.6 million at December 31, 2025 compared to $33.1 million at December 31, 2024. The change in our current assets of $0.5 million is primarily due to an increase in the current portion of notes receivable of $1.1 million, inventory of $0.6 million and accounts receivable of $0.3 million, offset by decreases in cash and cash equivalents of $1.2 million and other current assets of $0.3 million.

Our current liabilities increased to $15.5 million at December 31, 2025 as compared to $14.6 million at December 31, 2024. The increase of $0.9 million is primarily due to an increase in accounts payable and accrued liabilities of $1.1 million and other current liabilities of $0.4 million, offset by decreases in the current portion of third party debt of $0.4 million and payables to sellers of $0.1 million.

We believe we can fund our operations and our debt service obligations during 2025 and beyond through a combination of cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association (the “Lender”), that provides for a $4.1 million term loan (the “Mortgage”) and any amounts borrowed under the promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with the Lender, for a $10.0 million revolving line of credit.

On February 6, 2025 we entered into the Mortgage Loan Agreement with the Lender. The Mortgage Loan Agreement provides for the Mortgage that we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025 for $7.4 million. This property is used as the Company’s corporate headquarters and as warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of December 31, 2025, we had an outstanding balance of $4.1 million on the Mortgage.

On December 27, 2024, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fifth Modification Agreement”), by and between the Company and the Lender. The Fifth Modification Agreement modified and reaffirmed the 2021 Credit Facility to, among other things, extend the maturity date to June 27, 2026, modify the applicable interest rate, and further modify the loan covenants. We are permitted to use the proceeds of the 2021 Credit Facility solely for our business operations. As of December 31, 2025, we had no outstanding balance on the 2021 Credit Facility.

The Company also had indebtedness that consisted of a promissory note dated August 23, 2021 (the “ALT Note”) issued in the amount of $2.0 million as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The Company repaid the ALT Note in full in August, 2025. As of December 31, 2025, we had no outstanding balance on the ALT Note.

During 2025, our primary source of cash was cash on hand, cash provided by operating activities, principal repayments on notes receivable of $6.5 million, and proceeds from the Mortgage of $4.1 million. Cash disbursements during the year ended December 31, 2025 consisted primarily of investment in our new San Diego facility for $8.5 million, investments in notes receivable of $5.9 million, and repurchases of our common stock of $2.6 million.

We expect that future net cash flows from our operating activities will continue to be the primary source of cash required to fund our ongoing operations for the foreseeable future.

Ownership Structure and Capital Resources

At December 31, 2025 and 2024, we had stockholders’ equity of $67.0 million and $65.2 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents at December 31, 2025 were $20.5 million compared to $21.7 million at December 31, 2024.

Cash flows from operating activities. Cash provided by operating activities was $6.1 million during 2025 as compared to $7.7 million during 2024. The approximate $1.6 million decrease was primarily attributable to a decrease of $0.6 million in net income adjusted for noncash items during 2025 as compared to 2024 and a decrease in operating assets and liabilities of $1.0 million during 2025 as compared to 2024.

The significant changes in operating assets and liabilities during 2025 as compared to 2024 are primarily due to the nature of our operations. We earn revenue from discrete auction and liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination of all. The operating assets and liabilities associated with such transactions are therefore subject to the same variability and can be different at the end of any given period.

Cash flows from investing activities. Cash used in investing activities during 2025 was $9.4 million, as compared to cash provided by investing activities of $10.9 million during 2024.

Cash used in investing activities consisting primarily of purchase of property and equipment of $8.5 million, investments in notes receivable of $5.9 million, investments in equity method investments of $1.6 million and investments in participating interest of $1.6 million. Cash used in investing activities during 2025 was offset by cash provided by payments received on notes receivable of $6.5 million as well as return of investment and cash distributions received from equity method investments of $1.5 million.

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

Cash flows from financing activities. Cash provided by financing activities was $2.0 million during 2025, as compared to cash used in financing activities of $9.1 million during 2024.

Cash provided by financing activities in 2025 was primarily attributable to $4.1 million in proceeds from our Mortgage (as discussed further under Note 11 – Debt) and $1.1 million in proceeds from secured borrowing related to the machinery and equipment lessor arrangement (as discussed further under Note 5 - Lessor Arrangements), offset by cash used in financing activities of $0.4 million in repayments to our ALT Note and approximately $2.6 million in repurchases of our common stock under our Repurchase Program.

Cash used in financing activities in 2024 was primarily attributable to $6.3 million in repayments to our Term Loan (as discussed further under Note 11 – Debt), $0.5 million in repayments to our ALT Note, as well as repurchase of our common stock under our Repurchase Program of approximately $2.2 million.

Management’s Discussion of Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2025	2024
Revenues:
Services revenue	$33,281	$32,607
Asset sales	17,697	12,754
Total revenues	50,978	45,361
Operating costs and expenses:
Cost of services revenue	7,953	5,805
Cost of asset sales	11,993	8,321
Selling, general and administrative	24,972	24,266
Depreciation and amortization	472	591
Total operating costs and expenses	45,390	38,983
Earnings of equity method investments	123	2,688
Operating income	5,711	9,066
Interest income (expense), net	134	(93)
Income before income tax expense	5,845	8,973
Income tax expense	2,258	3,791
Net income	$3,587	$5,182

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

Our CODM evaluates the performance of our reportable segments based primarily on gross profit and operating income. The CODM routinely receives internal reports that analyze these metrics for the reporting segments. The CODM is not routinely provided detailed information regarding significant operating expenses by segment, and such information is not considered critical for allocating resources or assessing the performance of each segment. Our operating expenses are comprised mainly of fixed and variable compensation, marketing, outside services such as audit, legal and information technology, occupancy, and other regulatory costs incurred as a public entity. Additionally, earnings from equity method investments related to significant transactions involving real estate, machinery and equipment in the Company's Auction and Liquidation segment and Joint Venture lending activity related to the Company's Specialty Lending segment are significant in the computation of segment operating income and reported separately as shown in the table below.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Year Ended December 31, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$10,941	$5,827	$12,844	$1,355	$65	$31,032
Operating expenses [2]	(8,336)	(4,168)	(6,728)	(1,182)	(5,030)	$(25,444)
Earnings from equity method investments	66	—	—	57	—	123
Operating income (loss)	$2,671	$1,659	$6,116	$230	$(4,965)	$5,711

	Year Ended December 31, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$10,560	$4,103	$14,069	$2,503	$—	$31,235
Operating expenses [2]	(7,911)	(3,655)	(6,717)	(1,800)	(4,774)	(24,857)
Earnings from equity method investments	1,391	—	—	1,297	—	2,688
Operating income (loss)	$4,040	$448	$7,352	$2,000	$(4,774)	$9,066

[1] Within the Company’s Industrial Asset division, management allocates gross profit from certain auctions from the Auction and Liquidation segment (HGP) to the Refurbishment & Resale segment (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell equipment inventory through the auction channel. In these instances, the gross profit related to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. In 2025, the total amount of gross profit allocated to ALT from HGP was approximately $1.8 million, as compared to the total amount of gross profit allocated to ALT from HGP in 2024 of approximately $1.3 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. In 2025, no interest was allocated to the Specialty Lending segment (HGC) from Corporate and other, as compared to the total amount of interest allocated to HGC from Corporate and other in 2024 of approximately $0.3 million.

2025 Compared to 2024

Revenues and cost of revenues – Revenues were $51.0 million in 2025 as compared to $45.4 million in 2024 and costs of services revenue and asset sales were $19.9 million in 2025 compared to $14.1 million in 2024. This resulted in gross profit of $31.0 million in 2025 compared to $31.2 million in 2024, a decrease of approximately $0.2 million or approximately 1%. Although gross profit was relatively consistent year over year, we experienced a product mix shift in 2025 from financial assets to industrial assets. In 2025, we saw an increase in gross profit related to our Auction and Liquidation segment of approximately $0.4 million and an increase in gross profit related to our Refurbishment and Resale segment of approximately $1.7 million, offset by a decrease in gross profit in both our Brokerage and Specialty Lending segments of approximately $1.2 million. The product mix results in a lower gross margin overall due to the nature of our business and higher cost of revenues associated with the Industrial Asset Division.

Selling, general and administrative expense – Selling, general and administrative expense was $25.0 million in 2025 as compared to $24.3 million in 2024, an increase of $0.7 million or approximately 3%, which included legal and professional fees associated with due diligence efforts of approximately $0.4 million.

Significant components of selling, general and administrative expense were as shown below (dollars in thousands):

	Year Ended December 31,
	2025	2024	% change
Compensation:
Auction and Liquidation	$5,999	$5,714	5%
Refurbishment & Resale	2,869	2,413	19%
Brokerage	5,074	5,185	(2)%
Specialty Lending	1,045	1,483	(30)%
Corporate & other	2,241	2,228	1%
Stock-based compensation	900	1,253	(28)%

Board of Directors fees	490	401	22%
Accounting, tax and legal professional fees	1,498	1,463	2%
Insurance	603	590	2%
Occupancy	1,382	1,263	9%
Travel and entertainment	583	603	(3)%
Advertising and promotion	695	611	14%
Information technology support	745	607	23%
(Recovery) provision for credit losses	(20)	(267)	(93)%
Other	868	719	21%
Total selling, general and administrative expense	$24,972	24,266	3%

Reclassifications – Certain prior year balances within schedule of selling, general and administrative expense above have been reclassified to conform to current year presentation.

Depreciation and amortization expense – Depreciation and amortization expense in 2025 was $0.5 million, as compared to $0.6 million in 2024. Depreciation and amortization expense in both years consisted primarily of amortization expense related to intangible assets, while the depreciation of property, plant and equipment was not material.

Earnings in Equity Method Investments – Earnings in equity method investments were $0.1 million in 2025 compared to $2.7 million in 2024. The $2.6 million decrease is primarily due to our $1.3 million share of earnings from the KNFH II LLC joint venture recorded in the second quarter of 2024 and a $1.3 million decrease in earnings due to the implementation of the modified cost recovery method in our Specialty Lending segment for loans placed in nonaccrual status in June of 2024.

Off-Balance Sheet Arrangements – We had no off-balance sheet arrangements during the years ended December 31, 2025 and 2024.

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

	Year Ended December 31,
	2025	2024
Net income	$3,587	$5,182
Add back:
Depreciation and amortization	472	591
Interest (income) expense, net	(134)	93
Income tax expense	2,258	3,791
EBITDA	6,183	9,657

Management add back:
Stock based compensation	900	1,253
Adjusted EBITDA	$7,083	$10,910

Recently adopted accounting pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with adoption permitted on a prospective basis. We adopted this standard for the year ended December 31, 2025 and applied the new disclosure requirements prospectively. See Note 13 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

All services and asset sales revenue from contracts with customers consists of three of our reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage segments. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at this point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (approximately 1% of total revenues for the year ended December 31, 2025), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and our “contract liability”. As of December 31, 2025, 2024 and 2023, the deferred revenue balance was approximately $0.9 million, $0.6 million and $0.5 million, respectively, and is recorded within other current liabilities on the consolidated balance sheet. The deferred revenue balance is primarily related to customer deposits on asset sales within our Refurbishment & Resale segment. We record receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that we satisfy the performance obligation and cash is collected. We do not record a “contract asset” for partially satisfied performance obligations.

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

Nonaccrual Loans

We determine a loan to be in a default status when the minimum payment amount has not been received within the grace period of the payment due date. The status of default does not solely trigger nonaccrual loan status. We consider quantitative and qualitative factors when evaluating a loan in default status to determine the likelihood of recovering the outstanding principal balance and contractual interest payments. We also monitor our borrowers’ financial standing and performance on an ongoing basis and regularly update the collection forecasts for the underlying charged off or nonperforming receivable portfolios related to each outstanding loan. If management determines (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows, the Company will place the loans on nonaccrual status. If, based on our analysis, we elect to maintain accrual status after initial payment default, the loan will generally be placed on nonaccrual status if principal or interest payments become 90 days past due.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. This borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders. We have determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within our affiliated joint ventures that are impacted by the default with this borrower and were placed in nonaccrual status in June 2024. Our share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of December 31, 2025, the amortized cost basis of loans in nonaccrual status was $23.9 million, of which $4.9 million is recorded within notes receivable and $19.0 million is recorded within equity method investments.

In coordination with our senior lenders, we are actively engaged in a workout process with respect to loans currently in nonaccrual status, with the objective of maximizing recoveries over the remaining economic life of the underlying collateral. Our recovery strategy is centered on the monetization of the charged-off and nonperforming consumer receivable portfolios securing these loans and is expected to occur over multiple years. The primary component of the workout strategy involves transitioning a greater portion of the underlying consumer accounts into legal collection channels. During the fourth quarter of 2025, we reached a restructuring agreement with the senior lender for HGC MPG Funding LLC. As a result of this restructuring agreement and our regular quarterly portfolio analysis, we have determined it appropriate to place all loans associated with our joint ventures with senior lenders in nonaccrual status given the senior lender’s priority position in cash flows generated from the underlying portfolios. As of December 31, 2025, additional loan balances placed in nonaccrual status was approximately $1.7 million.

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

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company estimates its reserve using external credit loss experience data. Management observes that the Company's notes receivable are similar in character to transactions undertaken by smaller banking institutions. The Company estimates its expected credit losses based on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments.

As of December 31, 2025, the SCALE rate increased to 1.3767% from 1.3644% as of December 31, 2024, and the Company's credit loss allowance rate specific to notes receivable was 3.5%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower that is in default and declining collections industry-wide. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition. As of December 31, 2025 and December 31, 2024, the allowance for credit losses recorded against our notes receivable balance was $0.3 million and $0.4 million, respectively.

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

As of December 31, 2025, the SCALE rate increased to 1.3767% from 1.3644% as of December 31, 2024, and the credit loss rate specific to equity method investments was 4.5%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both December 31, 2025 and December 31, 2024, the allowance for credit losses recorded against our equity method investments balance was $1.0 million.

See Note 2 and Note 4 to our consolidated financial statements for further detail.

Deferred income taxes

We recognize deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. We periodically assess the recoverability of our deferred tax assets, which have been generated by a history of net operating and net capital losses, and determine the necessity for a valuation allowance that will reduce deferred tax assets to the amount expected to be realized. We evaluate which portion of the deferred tax assets, if any, will more likely than not be realized by offsetting future taxable income, taking into consideration any limitations that may exist on our use of our net operating and net capital loss carry forwards. In 2024, we increased the valuation allowance by $1.3 million, resulting in a net deferred tax asset balance of approximately $6.0 million. The change to the valuation allowance was primarily due to the application of our nonaccrual loan policy, which resulted in a decrease to our estimates related to the utilization of net operating loss carry forwards in 2025.

As of December 31, 2025, approximately $18.9 million of federal net operating loss carry forwards were unused and expired and we recorded discrete expense (tax effected at 21%) of $0.5 million during 2025, reflecting the difference between our valuation allowance estimate at December 31, 2024 and actual results in 2025. We expect to utilize our remaining net operating loss carry forwards, and as such have removed the valuation allowance against our deferred tax assets. For further discussion of our income taxes, see Note 13 to our consolidated financial statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 2025 and 2024, respectively, we had no disagreements with our auditors and no reportable events.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Based on its assessment using these criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding the identity and business experience of our directors and executive officers is set forth under the heading “Proposal No. 1: Election of Class II Directors” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2026 Annual Meeting of Stockholders with respect to our directors and is set forth under the heading “Information About Our Executive Officers” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, as well as in Item 1 of Part I of this Report with respect to our executive officers. The information required by this Item contained in such definitive proxy materials is incorporated herein by reference.

Information regarding procedures for stockholder nominations to our Board required by Item 407(c)(3) of Regulation S-K is incorporated by reference to the discussion under the heading “Shareholder Proposals for the 2026 Annual Meeting of Shareholders” in the definitive proxy materials of Heritage Global Inc. to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Information on our Audit and Corporate Governance Committee and Audit Committee Financial Experts required by this Item is contained under the caption “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Information required by Item 408(b) of Regulation S-K is contained under the heading “Insider Trading Policy” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. A copy of the insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Code of Ethics

We have adopted a code of ethics that applies to our employees, including its principal executive, financial and accounting officers or persons performing similar functions. The Code of Conduct (the “Code”) can be found on our website at http://www. hginc.com/governance-documents/, or a copy of the Code can be requested, free of charge, by writing to the following address: Heritage Global Inc., 6130 Nancy Ridge Drive, San Diego, California 92121, Attention: Investor Relations. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of the Code that applies to our principal executive, financial and accounting officers or persons performing similar functions by posting such information on its website at the website address set forth above. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Committee” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Ratification of Appointment of Independent Auditor” in the definitive proxy materials to be filed in connection with our 2026 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following financial statements and those financial statement schedules required by “Item 8. Financial Statements and Supplementary Data” hereof are filed as part of this Report:
1.
Financial Statements:

Report of UHY LLP, Independent Registered Public Accounting Firm (PCAOB ID: 1195)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

3.2	Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-39471) filed on September 30, 2020).

4.1	Description of Securities (filed as Exhibit 4.2 to the Company's Annual Report on form 10-K filed on March 8, 2021 (File No. 001-39471), and incorporated herein by reference).

10.1*	2010 Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 000-17973), and incorporated herein by reference).

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

10.21

Loan Modification Agreement and Reaffirmation of Loan, by and between Heritage Global Inc. and C3bank, National Association, effective as of December 27, 2024 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 13, 2025 (File No. 001-39471) and incorporated herein by reference).

10.22

Business Loan Agreement, dated February 6, 2025, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2025 (File No. 001-39471), and incorporated herein by reference).

10.23

Promissory Note, dated February 6, 2025, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2025 (File No. 001-39471), and incorporated herein by reference)

10.24

Commercial Security Agreement, dated February 6, 2025, by and between Heritage Global Inc. and C3bank, National Association (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2025 (File No. 001-39471), and incorporated herein by reference)

10.25

Asset Purchase Agreement, dated August 18, 2021, by and among Heritage ALT LLC, American Laboratory Trading, Inc., Dante LaTerra and Heritage Global Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.26

Purchase and Sale Agreement, dated August 18, 2021, between 12 Colton Road, LLC and HG ALT LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2021 (File No. 001-39471), and incorporated herein by reference).

10.27

2022 Heritage Global Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022)

10.28

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

10.30

Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (Non-employee Director) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on March 14, 2024 (File No. 001-39471), and incorporated herein by reference).

10.31

Form of Restricted Stock Grant for Restricted Stock Granted Under 2022 Heritage Global Inc. Equity Incentive Plan (Employee) (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K on March 13, 2025 (File No. 001-39471), and incorporated herein by reference).

19

Statement of Company Policy Regarding Insider Trading and Company Policy Regarding Special Trading Procedures (filed as Exhibit 19 to the Company’s Annual Report on Form 10-K on March 13, 2025 (File No. 001-39471), and incorporated herein by reference).

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

HERITAGE GLOBAL INC.
(Registrant)

Dated: March 12, 2026	By:	/s/ Ross Dove
Ross Dove, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ross Dove	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
Ross Dove

/s/ David Ludwig	Director	March 12, 2026
David Ludwig

/s/ Michael Hexner	Director	March 12, 2026
Michael Hexner

/s/ William Burnham	Director	March 12, 2026
William Burnham

/s/ Barbara Sinsley	Director	March 12, 2026
Barbara Sinsley

/s/ Kelly Sharpe	Director	March 12, 2026
Kelly Sharpe

/s/ Samuel L. Shimer	Chairman of the Board of Directors	March 12, 2026
Samuel L. Shimer

INDEX OF FINANCIAL STATEMENTS

Title of Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heritage Global Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage Global Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses over Nonaccrual Loans

As described in Notes 2 and 3, the Company has recognized an allowance for credit losses for notes receivable of $0.4 million and within the Company’s portion of equity method investments of $1.0 million. The allowance is a valuation account that is deducted from the carrying amount of notes receivable and equity method investments to present the net amount of notes receivable and equity method investments expected to be collected. The Company’s analysis uses forecasts of expected cash receipts provided by an external specialist, which are then adjusted for additional assumptions based on expected future actions meant to improve collections. The resulting cash flows are then applied to a cash flow waterfall to project expected cash receipts for the Company. The shortfall in projected cash receipts is used as the Company’s estimate of the allowance. We identified the use of specialist and forecasts of cash receipts as a critical audit matter as auditing the forecasts required significant auditor judgment.

The primary procedures we performed to address this critical audit matter include the following:

•
Obtained an understanding of management’s estimate regarding the allowance for credit losses including the method, assumptions, and data used to develop the estimate by reviewing management prepared memorandum and analysis.
•
Evaluated management’s assessment of the external specialist.
•
Examined the underlying data used in determining the allowance for credit losses, including forecasts provided by the external specialist and additional assumptions factored in to the analysis.
•
Evaluated the Company’s waterfall calculations and the application of forecasted cash receipts.

/s/ UHY LLP

We have served as the Company's auditor since 2022.

West Des Moines, Iowa
March 12, 2026

HERITAGE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$20,522	$21,749
Accounts receivable, net	1,857	1,559
Current portion of notes receivable, net	4,528	3,416
Inventory – equipment	5,931	5,348
Other current assets	756	1,056
Total current assets	33,594	33,128
Non-current portion of notes receivable, net	4,893	6,558
Equity method investments, net	21,060	20,892
Right-of-use assets	1,518	2,208
Property and equipment, net	10,884	1,643
Intangible assets, net	3,100	3,362
Goodwill	7,446	7,446
Deferred tax assets	4,402	6,008
Other assets	1,542	64
Total assets	$88,439	$81,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,487	$5,429
Payables to sellers	7,273	7,417
Current portion of third party debt	—	395
Current portion of lease liabilities	829	807
Other current liabilities	948	550
Total current liabilities	15,537	14,598
Non-current portion of third party debt	4,100	—
Non-current portion of lease liabilities	790	1,510
Other non-current liabilities	1,029	—
Total liabilities	21,456	16,108

Commitments and contingencies (Note 12 and Note 15)

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 shares of Series N as of both December 31, 2025 and December 31, 2024, with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,639,211 and 37,380,944 shares as of December 31, 2025 and December 31, 2024, respectively; and outstanding 34,741,553 and 35,718,361 shares as of December 31, 2025 and December 31, 2024, respectively	376	374
Additional paid-in capital	296,477	295,657
Accumulated deficit	(224,257)	(227,844)
Treasury stock at cost, 2,897,658 shares as of December 31, 2025 and 1,662,583 shares as of December 31, 2024	(5,619)	(2,992)
Total stockholders’ equity	66,983	65,201
Total liabilities and stockholders’ equity	$88,439	$81,309

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues:
Services revenue	$33,281	$32,607
Asset sales	17,697	12,754
Total revenues	50,978	45,361

Operating costs and expenses:
Cost of services revenue	7,953	5,805
Cost of asset sales	11,993	8,321
Selling, general and administrative	24,972	24,266
Depreciation and amortization	472	591
Total operating costs and expenses	45,390	38,983
Earnings of equity method investments	123	2,688
Operating income	5,711	9,066
Interest income (expense), net	134	(93)
Income before income tax expense	5,845	8,973
Income tax expense	2,258	3,791
Net income	$3,587	$5,182

Weighted average common shares outstanding – basic	34,834,540	36,430,211
Weighted average common shares outstanding – diluted	35,434,939	37,131,115
Net income per share – basic	$0.10	$0.14
Net income per share – diluted	$0.10	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2023	563	$6	37,157,616	$372	$294,522	$(233,026)	396,175	$(794)	$61,080
Issuance of common stock from stock option awards	—	—	45,752	1	(42)	—	—	—	(41)
Issuance of restricted common stock	—	—	177,576	1	(76)	—	—	—	(75)
Stock-based compensation expense	—	—	—	—	1,253	—	—	—	1,253
Repurchase of common stock	—	—	—	—	—	—	1,266,408	(2,198)	(2,198)
Net income	—	—	—	—	—	5,182	—	—	5,182
Balance as of December 31, 2024	563	6	37,380,944	374	295,657	(227,844)	1,662,583	(2,992)	65,201
Issuance of common stock from stock option awards	—	—	1,445	—	(1)	—	—	—	(1)
Issuance of restricted common stock	—	—	256,822	2	(79)	—	—	—	(77)
Stock-based compensation expense	—	—	—	—	900	—	—	—	900
Repurchase of common stock	—	—	—	—	—	—	1,235,075	(2,627)	(2,627)
Net income	—	—	—	—	—	3,587	—	—	3,587
Balance as of December 31, 2025	563	$6	37,639,211	$376	$296,477	$(224,257)	2,897,658	$(5,619)	$66,983

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,587	$5,182
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees, net	(9)	(90)
Earnings of equity method investments	(123)	(2,688)
Noncash credit loss (recovery) expense	(20)	(267)
Amortization of right-of-use assets	691	657
Depreciation and amortization	472	591
Deferred taxes	1,606	3,107
Stock-based compensation expense	900	1,253
Changes in operating assets and liabilities:
Accounts receivable	(322)	351
Inventory – equipment	(583)	(274)
Other assets	303	(605)
Accounts payable and accrued liabilities	476	(1,257)
Payables to sellers	(144)	2,442
Lease liabilities	(697)	(657)
Net cash provided by operating activities	6,137	7,745

Cash flows from investing activities:
Investment in notes receivable	(5,931)	(5,675)
Payments received on notes receivable	6,536	11,041
Investment in participating interest	(1,575)	—
Return on investment in participating interest	94	—
Investment in equity method investments	(1,575)	(343)
Return of investment in equity method investments	1,407	3,299
Cash distributions from equity method investments	123	2,688
Purchase of property and equipment	(8,470)	(137)
Net cash (used in) provided by investing activities	(9,391)	10,873

Cash flows from financing activities:
Proceeds from debt payable to third parties	4,100	—
Repayment of debt payable to third parties	(395)	(6,833)
Proceeds from secured borrowing	1,050	—
Repayments of secured borrowing	(21)	—
Payments of tax withholdings related to issuance of restricted stock and cashless exercises of stock option awards	(80)	(117)
Repurchase of common stock	(2,627)	(2,198)
Net cash provided by (used in) financing activities	2,027	(9,148)
Net change in cash and cash equivalents	(1,227)	9,470
Cash and cash equivalents as of beginning of period	21,749	12,279
Cash and cash equivalents as of end of period	$20,522	$21,749

Supplemental cash flow information:
Cash paid for taxes	$700	$640
Cash paid for interest	$43	$91
Noncash capital expenditures	$979	$—
Noncash transfer of notes receivable to equity method investments	$—	$2,487
Noncash change in lease liabilities and right-of-use assets	$—	$327

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

Repurchase Program

The Company’s Board of Directors previously authorized a share repurchase program (“2022 Repurchase Program”), which permitted the Company to purchase up to an aggregate of $6.0 million in common shares over a three year period ended on June 30, 2025. The Company repurchased 1,235,075 shares in the open market for a purchase price of approximately $2.6 million during the year ended December 31, 2025. The 2022 Repurchase Program ended on June 30, 2025, with the Company utilizing approximately $5.6 million of the authorized $6.0 million for the repurchase of 2,897,658 common shares in the open market.

Following the expiration of the 2022 Repurchase Program on June 30, 2025, the Company’s Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) on July 31, 2025. The 2025 Repurchase Program authorizes the repurchase of up to $7.5 million of the Company’s outstanding common stock through June 30, 2028. The timing and actual number of shares repurchased will depend on various factors, including share price, general business and market conditions, and the opportunities within the Company’s operations. As of December 31, 2025, no shares have been repurchased under the 2025 Repurchase Program.

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

Specialty Lending - Concentration and credit risk

As of December 31, 2025, the Company held a gross balance of investments in notes receivable of $28.3 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes one borrower’s gross notes receivable balance of approximately $21.5 million, representing 76% of our total gross notes receivable balance as of December 31, 2025, as compared to 74% as of December 31, 2024.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.5 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

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

The Company accrues interest income in Accounts Receivable for the current month’s remittance process related to its notes receivable. The Company does not apply a credit loss rate against its Accounts Receivable balance for accrued interest income due to the timing of collections shortly after period end and prior to the financial statement filing date. Accrued interest on loans totaled $0.1 million at both December 31, 2025 and 2024.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the years ending December 31, 2025 and 2024 (in thousands):

	Accounts Receivable	Notes Receivable	Equity Method Investments	Total
Balance as of December 31, 2023	$132	$650	$898	$1,680
(Recovery) provision for credit losses	—	(267)	88	(179)
Balance as of December 31, 2024	132	383	986	1,501
(Recovery) provision for credit losses	23	(43)	5	(15)
Balance as of December 31, 2025	$155	$340	$991	$1,486

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

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company estimates its reserve using external credit loss experience data. Management observes that the Company's notes receivable are similar in character to transactions undertaken by smaller banking institutions. The Company estimates its expected credit losses based on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments.

As of December 31, 2025, the SCALE rate increased to 1.3767% from 1.3644% as of December 31, 2024, and the Company's credit loss allowance rate specific to notes receivable was 3.5%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the joint ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of December 31, 2025, the SCALE rate increased to 1.3767% from 1.3644% as of December 31, 2024, and the credit loss rate specific to equity method investments was 4.5%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide.

Inventory - equipment

The Company’s inventory consists of assets acquired for resale or auction. Assets acquired to be sold at auction are generally expected to be sold within 90 days while assets acquired for refurbishment and resale are generally expected to be sold within a two-year operating cycle. All inventory is recorded at the lower of cost or net realizable value.

Equity method investments

As noted above, the Company conducts a portion of its business through Joint Ventures. Transactions in which the ownership share meets the criteria for the equity method investments under ASC 323 are accounted for using the equity method of accounting whereby the Company's proportionate share of the Joint Venture’s net income (loss) is reported in the consolidated income statement as earnings of equity method investments. At the balance sheet date, the Company's investments in these Joint Ventures are reported in the consolidated balance sheet as equity method investments. The Company monitors the value of each Joint Ventures’ underlying assets and liabilities, and records a write down of the investments should the Company conclude that there has been a decline in the value of the net assets. These investments have historically been classified as non-current in the Company's consolidated financial statements due to the uncertainties relating to the timing of resale of the underlying assets as a result of the Joint Venture relationship. See Note 4 for further detail.

Fair value of financial instruments

The fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2025 and 2024, the carrying values of the Company’s cash and cash equivalents, accounts receivable, other assets, and accounts payable approximate fair value given the short term nature of these instruments. The Company’s notes receivable and debt obligations approximate fair value as a result of the interest rate on the receivable or debt obligation approximating prevailing market rates.

There are three levels within the fair value hierarchy: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – significant other observable inputs; and Level 3 – significant unobservable inputs. At December 31, 2025 and 2024, the Company had no material financial instruments requiring fair value measurement on a recurring basis.

Intangible assets

Intangible assets are recorded at fair value upon acquisition. Those with an estimated useful life are amortized, and those with an indefinite useful life are unamortized. Subsequent to acquisition, the Company monitors events and changes in circumstances that require an assessment of intangible asset recoverability. Indefinite-lived intangible assets are assessed at least annually to determine both if they remain indefinite-lived and if they are impaired. The Company assesses whether or not there have been any events or changes in circumstances that suggest the value of the asset may not be recoverable. Amortized intangible assets are not tested annually, but are assessed when events and changes in circumstances suggest the assets may be impaired. If an assessment determines that the carrying amount of any intangible asset is not recoverable, an impairment loss is recognized in the income statement, determined by comparing the carrying amount of the asset to its fair value. All of the Company’s identifiable intangible assets at December 31, 2025 and 2024 have been acquired as part of the acquisitions of HGP in 2012, NLEX in 2014 and ALT in 2021, and are discussed in more detail in Note 9. No impairment charges were necessary during 2025 and 2024.

Goodwill

Goodwill, which results from the difference between the purchase price and the fair value of net identifiable tangible and intangible assets acquired in a business combination, is not amortized but, in accordance with GAAP, is tested at least annually for impairment. The Company performs its annual impairment test as of October 1. In testing goodwill, the Company initially uses a qualitative approach and analyzes relevant factors to determine if events and circumstances have affected the value of the goodwill. If the result of this qualitative analysis indicates it is more likely than not that the value has been impaired, the Company then applies a quantitative approach to calculate the difference between the goodwill’s recorded value and its fair value. An impairment loss is recognized to the extent that the recorded value exceeds its fair value. Goodwill, in addition to being tested for impairment annually, is tested for impairment at interim periods if an event occurs or circumstances change such that it is more likely than not that the carrying amount of goodwill may be impaired. No impairment charges were necessary during 2025 and 2024.

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

In 2024, the Company increased the valuation allowance by $1.3 million, resulting in a net deferred tax asset balance of approximately $6.0 million, to align with the Company's updated forecasts. The change to the valuation allowance was primarily due to the application of our nonaccrual loan policy, which resulted in a decrease to our estimates related to the utilization of net operating loss carry forwards in 2025.

As of December 31, 2025, approximately $18.9 million of federal net operating loss carry forwards were unused and expired and the Company recorded discrete expense (tax effected at 21%) of $0.5 million during 2025, reflecting the difference between our valuation allowance estimate at December 31, 2024 and actual results in 2025. The Company expects to utilize its remaining net operating loss carry forwards, and as such has removed the valuation allowance against its deferred tax assets. For further discussion of our income taxes, see Note 13.

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

All services and asset sales revenue from contracts with customers consists of three reportable segments: Auction and Liquidation, Refurbishment & Resale, and Brokerage. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (approximately 1% of total revenues for the year ended December 31, 2025), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. As of December 31, 2025, 2024 and 2023, the deferred revenue balance was approximately $0.9 million, $0.6 million and $0.5 million, respectively, and is recorded within other current liabilities on the consolidated balance sheet. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Pursuant to the terms of existing credit agreements, the Company's largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. This borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders. The Company has determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from the Company’s share of other loans within its affiliated joint ventures that are impacted by the default with this borrower and were placed in nonaccrual status in June 2024. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of December 31, 2025, the amortized cost basis of loans in nonaccrual status was $23.9 million, of which $4.9 million is recorded within notes receivable and $19.0 million is recorded within equity method investments. As of December 31, 2024, the amortized cost basis of loans in nonaccrual status was $23.5 million, of which $5.3 million is recorded within notes receivable and $18.3 million is recorded within equity method investments.

The Company, in coordination with senior lenders, is actively engaged in a workout process with respect to loans currently in nonaccrual status, with the objective of maximizing recoveries over the remaining economic life of the underlying collateral. Its recovery strategy is centered on the monetization of the charged-off and nonperforming consumer receivable portfolios securing these loans and is expected to occur over multiple years. The primary component of the workout strategy involves transitioning a greater portion of the underlying consumer accounts into legal collection channels. During the fourth quarter of 2025, the Company reached a restructuring agreement with the senior lender for HGC MPG Funding LLC. As a result of this restructuring agreement and the Company's regular quarterly portfolio analysis, the Company has determined it appropriate to place all loans associated with its joint ventures with senior lenders in nonaccrual status given the senior lender’s priority position in cash flows generated from the underlying portfolios. As of December 31, 2025, additional loan balances placed in nonaccrual status was approximately $1.7 million.

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

Advertising

The Company expenses advertising costs in the period in which they are incurred. Advertising and promotion expense included in selling, general and administrative expense for the year ended December 31, 2025 was $0.7 million, as compared to $0.6 million for the year ended December 31, 2024.

Recently adopted accounting pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with adoption permitted on a prospective basis. The Company adopted this standard for the year ended December 31, 2025 and applied the new disclosure requirements prospectively. See Note 13 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

As of December 31, 2025 and 2024, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans and adjusted for the allowance for credit losses, was $8.8 million and $9.6 million, respectively. The activity during 2025 includes the additional investment in notes receivable of approximately $5.2 million, which was offset by principal payments made by borrowers of approximately $6.1 million.

As of December 31, 2025 and 2024, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the allowance for credit losses, was $0.6 million and $0.4 million, respectively. The activity during 2025 includes investment in notes receivable of approximately $0.7 million, which was offset by principal payments made by purchasers of $0.5 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity:

	2025	2024
Notes receivable, beginning of year	$10,409	$18,262
Investment in notes receivable	5,931	5,675
Noncash transfer of notes receivable to equity method investments	—	(2,487)
Principal repayments	(6,536)	(11,041)
Notes receivable, end of year	9,804	10,409
Deferred financing fees and costs, net	(43)	(52)
Allowance for credit losses	(340)	(383)
Notes receivable, net, end of year	$9,421	$9,974

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the year ended December 31, 2025, the Company recorded a recovery for credit losses related to notes receivable of approximately $43,000 in selling, general and administrative expense on the consolidated statement of income. As of December 31, 2025 and 2024, the amortized cost basis of notes receivable in nonaccrual status was $4.9 million and $5.3 million, respectively.

Note 4 – Equity Method Investments

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

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. For both the years ended December 31, 2025 and 2024, the Company’s share of the joint venture’s allowance for credit losses was approximately $1.0 million, representing a credit loss rate of 4.5% specific to its equity method investments, which was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of December 31, 2025 and 2024, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $19.0 million and $18.3 million, respectively.

Based on the nature of our equity method investments, the joint venture entities' revenues and gross profit are not materially different and furthermore, operating income and net income have no material differences.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities as of December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Origination I LLC and HGC Funding I LLC	HGC MPG Funding LLC	Total
Revenue	$140	$21	$662	$4,679	$5,470	$10,972
Gross profit	140	21	662	4,679	10,941	16,443
Operating income	54	(155)	541	4,205	5,452	10,097
Net income	54	(155)	541	4,211	5,452	10,103
Assets	67	7,254	7,695	22,904	29,154	67,074
Liabilities	67	2,019	143	1	—	2,230

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities as of December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	DHC8 LLC	KNFH II LLC	HGC Origination I LLC and HGC Funding I LLC	HGC MPG Funding LLC	Total
Revenues	$2,478	$13,263	$5,002	$5,416	$26,159
Gross profit	2,478	5,226	5,002	5,416	18,122
Operating income	2,018	5,044	4,971	5,412	17,445
Net income (loss)	2,018	5,044	4,986	5,412	17,460
Assets	1,310	7,957	24,034	32,508	65,809
Liabilities	624	2,267	5	—	2,896

Note 5 - Lessor Arrangement

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of December 31, 2025, the Company has recognized approximately $1.2 million in earnings from equity method investments related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of December 31, 2025, the Company has recorded approximately $108,000 in earnings in equity method investments and approximately $36,000 in cost of services revenue related to the investment on the consolidated statement of income.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. As of December 31, 2025, the Company reflects its participating interest of $1.5 million on its balance sheet within other long-term assets. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. As of December 31, 2025, the Company has recorded approximately $112,000 in services revenue and approximately $37,000 in costs of services revenue related to the investment on the consolidated statement of income.

Note 6 – Earnings per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For 2025 and 2024, the earnings allocated to the preferred shares outstanding were not material.

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

The table below shows the calculation of the shares used in computing diluted EPS:

	Year Ended December 31,
Weighted Average Shares Calculation:	2025	2024
Basic weighted average shares outstanding	34,834,540	36,430,211
Treasury stock effect of common stock options and restricted stock awards	600,400	700,904
Diluted weighted average common shares outstanding	35,434,939	37,131,115

For both 2025 and 2024 there were potential common shares relating to common stock options totaling approximately 0.9 million that were excluded from the computation of diluted EPS as the inclusion of such shares would have been anti-dilutive.

Note 7 – Leases

The Company leases office and warehouse space primarily in four locations: Del Mar, CA; Hayward, CA; San Diego, CA and Edwardsville, IL. As each contract does not meet any of the criteria for financing lease classification, the Company has determined that each lease arrangement should be classified as an operating lease.

On August 12, 2022, the Company entered into an agreement (the “Lease”) with Liberty Industrial Park, LLC (“Landlord”) pursuant to which the Company leases 6,627 square feet of industrial space in San Diego, California from Landlord. The Lease has a commencement date of September 1, 2022 and ends on August 31, 2027. The Lease provides for an initial monthly base rent of $11,266, which increases on an annual basis to $13,180 per month in the final year. In addition, the Company is obligated to pay its share of maintenance costs of common areas.

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

The right-of-use assets and lease liabilities for each location are as follows (in thousands):

	December 31,	December 31,
Right-of-use assets:	2025	2024
Del Mar, CA	$197	$357
Hayward, CA	933	1,236
San Diego, CA	231	357
Edwardsville, IL	157	258
Total right-of-use assets	$1,518	$2,208

	December 31,	December 31,
Lease liabilities:	2025	2024
Del Mar, CA	$205	$364
Hayward, CA	1,003	1,311
San Diego, CA	250	381
Edwardsville, IL	161	261
Total lease liabilities	$1,619	$2,317

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases was 2.3 years and the weighted average discount rate was 5.42% as of December 31, 2025. The weighted average remaining lease term for operating leases was 3.2 years and the weighted average discount rate was 5.50% as of December 31, 2024.

Lease expense for leases determined to be operating leases is recognized on a straight-line basis over the lease term. For both 2025 and 2024, lease expense was approximately $0.8 million. Cash paid for operating leases in 2025 and 2024 was $0.8 million and $0.9 million, respectively. The Company had no short-term or variable leases in 2025 or 2024.

The lease expense for each location are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Del Mar, CA	$179	$160
Hayward, CA	361	361
San Diego, CA	144	144
Edwardsville, IL	116	116
Total	$800	$781

As of December 31, 2025, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2026	829
2027	573
2028	299
Total undiscounted future minimum lease payments	1,701
Less imputed interest	(82)
Present value of lease liabilities	$1,619

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

On February 11, 2025, the Company purchased real estate for $7.4 million consisting of land and a building which is used as the Company’s corporate headquarters and as warehouse and office space for the operations of HGP. The Company allocated $2.8 million of the purchase price to the building and $4.6 million to the land. The life of the building was determined to be 30 years and depreciation will begin when the building is placed into service upon the completion of construction in progress. As of December 31, 2025, the Company capitalized $2.0 million of construction in progress related to ongoing building improvements. Also included in the purchase transaction was an agreement for a short-term leaseback to the seller, which ended on March 31, 2025, and resulted in a credit within the closing statement of approximately $0.1 million. This credit is considered rental income and classified as service revenue on our consolidated statement of income, and reflected as gross profit within our Corporate and other segment.

The following summarizes the components of the Company’s property and equipment (in thousands):

	December 31, 2025	December 31, 2024
Building	$3,797	$985
Land	4,985	397
Furniture, fixtures and office equipment	352	352
Software and technology assets	461	443
Vehicles	11	11
Construction in process	2,031	—
	11,637	2,188
Accumulated depreciation	(753)	(545)
Property and equipment, net	$10,884	$1,643

Depreciation expense related to property and equipment for both the years ended December 31, 2025 and 2024 was $0.2 million.

Note 9 – Intangible Assets and Goodwill

Intangible assets

The details of identifiable intangible assets as of December 31, 2025 and 2024 are shown below (in thousands except for lives):

Amortized & Unamortized Intangible Assets	Original Life (years)	Remaining Life (years)	Carrying Value December 31, 2023	Amortization	Carrying Value December 31, 2024	Amortization	Carrying Value December 31, 2025
Trade Name (HGP)	14	—	$128	$(128)	$—	$—	$—
Trade Name (ALT)	20	15.7	575	(33)	542	(32)	510
Vendor Relationship (ALT)	5	0.7	613	(230)	383	(230)	153
Unamortized Trade Name (NLEX)	—	—	2,437	—	2,437	—	2,437
Total			$3,753	$(391)	$3,362	$(262)	$3,100

Amortization expense during 2025 and 2024 was $0.3 million and $0.4 million, respectively. No significant residual value is estimated for these intangible assets.

The estimated amortization expense during future years is shown below (in thousands):

Year	Amount
2026	$186
2027	33
2028	33
2029	33
2030	33
Thereafter	345
Total	$663

Goodwill

Goodwill consisted of the following at December 31, 2025 and 2024 (in thousands):

Acquisition	December 31, 2025	December 31, 2024
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
Total goodwill	$7,446	$7,446

The Company performed its annual impairment test for the year ended December 31, 2025 and 2024, and determined that no impairment charges were necessary.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the years ended December 31, 2025 and 2024, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statement of income related to accounts receivable. As of both December 31, 2025 and 2024, the allowance for credit losses related to accounts receivable was approximately $0.2 million.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	2025	2024
Remuneration and benefits	3,236	3,354
Accrued auction and liquidation expenses	585	908
Due to Joint Venture partners	341	254
Construction in process	979	—
Sales and other taxes	556	493
Accounting, tax and legal professional fees	528	171
Other	262	249
Total accounts payable and accrued liabilities	$6,487	$5,429

Note 11 – Debt

Outstanding debt is summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Current portion of third party debt:
ALT note	$—	$395
2021 credit facility	—	—
Total	—	395

Non-current portion of third party debt:
Mortgage	4,100	—
Total	4,100	—

Total third party debt	$4,100	$395

The Company's weighted average interest rate on debt borrowings as of December 31, 2025 and December 31, 2024 was 6.42% and 8.75%, respectively.

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

Per the Loan Modification Agreement and Reaffirmation of Loan (the “2023 Modification Agreement”), effective as of May 26, 2023, by and between the Company and Lender, the applicable interest rate spread and floor of the 2021 Credit Facility was modified to be the Wall Street Journal Prime rate plus 1.00% (such rate not to be less than 6.75% per annum). Additionally, the 2023 Modification Agreement modified the loan covenants to provide that the Company shall pay the Lender an annual unused line fee, payable on the earlier of (a) bi-annually every six (6) months in arrears, within ten (10) days thereof, commencing on October 27, 2023, or (b) the payment in full of the 2021 Credit Facility, but only if the average balance of the 2021 Credit Facility for the respective nine months is below $5.0 million. The availability of additional draws under the 2021 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2021 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2021 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

The Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Fourth Modification Agreement”), effective as of December 27, 2024, to extend the maturity date of the 2021 Credit Facility to June 27, 2026. The Fourth Modification Agreement also raises the interest rate floor by 0.25% to 7.0% and modifies certain compliance covenants.

As of December 31, 2025 and 2024 there was no outstanding balance on the 2021 Credit Facility and the Company was in compliance with all financial and negative covenants.

ALT Note

On August 23, 2021, the Company entered into a $2.0 million subordinated promissory note with an interest rate of 3% per annum and a maturity date of August 23, 2025 (the “ALT Note”) as part of the aggregate purchase price paid to acquire certain assets and liabilities of American Laboratory Trading. The ALT Note requires 48 equal installments of approximately $44,000 on the first day of each month beginning September 23, 2021 with the final payment due on August 23, 2025. As of December 31, 2025, there was no outstanding balance on the ALT Note.

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

Mortgage

On February 6, 2025, Heritage Nancy Ridge LLC (“Heritage Nancy Ridge”), an indirect and wholly owned subsidiary of the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for a $4.1 million term loan (the “Mortgage”). Heritage Nancy Ridge used the proceeds of the Mortgage to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California (the “Nancy Ridge Property”) on February 11, 2025, which is used as the Company’s corporate headquarters and as warehouse and office space for the operations of Heritage Global Partners, Inc., a subsidiary of the Company that operates the Auction and Liquidation segment of the Company.

The maturity date of the Mortgage is February 5, 2035. The Mortgage Loan Agreement sets the interest rate to accrue at a rate of 6.5% for the first three years of the Mortgage. For the remainder of the term, the Mortgage Loan Agreement sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the one-month Term SOFR (Secured Overnight Finance Rate) as published daily by CME Group, plus a margin of

2.25%. Additionally, the Mortgage Loan Agreement provides that in the event of prepayment, Heritage Nancy Ridge shall pay the Lender a prepayment fee during the first year of the Mortgage equal to three percent (3%) of the amount prepaid, followed by two percent (2%) of the amount prepaid in year two of the Mortgage, and one percent (1%) of the amount prepaid in year three of the Mortgage.

Heritage Ridge Nancy is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of December 31, 2025 was $4.1 million.

Note 12 – Commitments and Contingencies

At December 31, 2025 the Company does not expect any potential contingent liabilities, individually or in the aggregate, to have a material adverse effect on its assets or results of operations.

Note 13 – Income Taxes

In 2014 the Company recorded a valuation allowance against its deferred tax assets, reducing the carrying value of those assets to zero as a result of historical losses. The following table summarizes the change in the valuation allowance during 2024 and 2025, (in thousands):

Balance as of December 31, 2023	$2,223
Change during 2024	1,290
Balance as of December 31, 2024	3,513
Change during 2025	(3,513)
Balance as of December 31, 2025	$—

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At December 31, 2024 management reevaluated the Company's performance and forecast for the following five years and concluded that it is more likely than not that the Company would be able to use $24.3 million of the remaining $41.0 million federal net operating loss carry forwards. Based on management's estimate at December 31, 2024, the Company believed it was appropriate to increase the valuation allowance to a total of $3.5 million, recognizing $1.3 million as a discrete expense (tax effected at 21%) at December 31, 2024. As of December 31, 2025, approximately $18.9 million of federal net operating loss carry forwards were unused and expired. The Company recorded discrete expense (tax effected at 21%) of $0.5 million during 2025, reflecting the difference between the Company's valuation allowance estimate at December 31, 2024 and actual results in 2025.

As of December 31, 2025, the Company has aggregate federal net operating loss carry forwards of approximately $15.5 million. These net operating loss carry forwards begin to expire in 2026. The Company expects to utilize all remaining federal net operating loss carry forwards and no longer records a valuation allowance against its deferred tax assets.

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

All loss taxation years remain open for audit pending the application of the respective tax losses against income in a subsequent taxation year. In general, the statute of limitations expires three years from the date that a company files a tax return applying prior year tax loss carry forwards against income for tax purposes in the later year. The 2022 through 2024 taxation years remain open for audit.

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

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income before income tax expense for the following reasons in each of the years ended December 31, (in thousands except for percentages):

	2025		2024
	Dollars	Percent	Dollars	Percent
Expected income tax expense at federal statutory rate	$1,227	21.0%	$1,885	21.0%
Increase (reduction) in taxes resulting from:
State income taxes	537	9.2%	656	7.3%
Non-deductible expenses (permanent differences)	(45)	(0.8)%	(22)	(0.2)%
Change in valuation allowance
Release of valuation allowance	(3,513)	(60.1)%	1,290	13.9%
Expiration of net operating loss carry forwards	3,990	68.3%	—	0.0%
Other	62	1.0%	(18)	(0.2)%
Effective tax rate	$2,258	38.6%	$3,791	41.9%

Cash paid by the Company in 2025 related to state income tax (net of refunds received) was $0.7 million. In 2025, the states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California and Illinois. The states and local jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received) are Illinois, where $0.3 million was paid for income taxes, and California where $0.2 million was paid for income taxes. The Company did not incur or pay any foreign income taxes in 2025.

Income tax expense (benefit) for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands):

	2025	2024
Current provision for income taxes:
Federal	$—	$—
State	652	684
Total	652	684

Deferred provision for income taxes:
Federal	1,823	3,145
State	(217)	(38)
Total	1,606	3,107

Total provision for income taxes	$2,258	$3,791

The components of the net deferred tax assets as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$3,733	$9,059
Stock based compensation	681	551
Intangibles	347	282
Operating lease liabilities	424	617
Equity method investments	412	194
Allowance for credit loss	113	104
Accruals	149	120
Other	88	118
Total gross deferred tax assets	5,947	11,045

Deferred tax liabilities:
Trade names	$(651)	$(681)
Customer relationships	(88)	(68)
Equity method investments	(258)	(20)
Operating lease right-of-use assets	(398)	(588)
Other	(151)	(167)
Total gross deferred tax liabilities	(1,545)	(1,524)
Total deferred tax assets	4,402	9,521

Less: valuation allowance	—	(3,513)
Deferred tax assets, net of valuation allowance	$4,402	$6,008

Note 14 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of the Financial Assets Division, David Ludwig. The total amount paid to the related party was approximately $0.1 million for both years ended December 31, 2025 and 2024, and is included in selling, general and administrative expenses in the consolidated income statement. All of the payments in both 2025 and 2024 were made to David Ludwig.

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

During 2025 and 2024 the Company issued 1,445 and 45,752 shares of common stock, respectively, pursuant to the exercise of stock options.

Each share of Series N preferred stock has a voting entitlement equal to 40 common shares, votes with the common stock on an as-converted basis and is senior to all other preferred stock of the Company. Dividends, if any, will be paid on an as-converted basis equal to common stock dividends. The conversion value of each share of Series N preferred stock is $1,000, and each share is convertible to 40 common shares at the rate of $25.00 per common share. The holders of shares of Series N preferred stock are entitled to liquidation preference over common stockholders equivalent to $1,000 per share. No shares of the Company’s Series N preferred stock were converted during 2025 or 2024.

Stock-Based Compensation Plans

At December 31, 2025, the Company had four active stock-based compensation plans which are described below. The fourth of these plans received approval at the Company’s 2022 Annual Meeting of Shareholders, and replaces the 2016 Plan for awards made after June 8, 2022.

2010 Non-Qualified Stock Option Plan

In 2010, the Company’s Board approved the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”) to induce certain key employees of the Company or any of its subsidiaries who are in a position to contribute materially to the Company’s prosperity to remain with the Company, to offer such persons incentives and rewards in recognition of their contributions to the Company’s progress, and to encourage such persons to continue to promote the best interests of the Company. The Company reserved 1,250,000 shares of common stock (subject to adjustment under certain circumstances) for issuance or transfer upon exercise of options granted under the 2010 Plan. Options may be issued under the 2010 Plan to any key employees or consultants selected by the Company’s Board (or an appropriately qualified committee). Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. No awards under this plan were granted during 2025 or 2024.

2010 Plan	2025	2024
Options outstanding, beginning of year	217,500	238,750
Options exercised	—	(21,250)
Options outstanding, end of year	217,500	217,500

The outstanding options vest over four years at exercise prices ranging from $0.40 to $2.77 per share.

Other Options Issued

In 2021, the Company’s Board approved the issuance of options to purchase 150,000 shares at an exercise price of $1.78 to certain accredited personnel. In 2020, the Company’s Board approved the issuance of options to purchase 90,000 shares at an exercise price of $1.41 to certain accredited personnel. Shares issued upon exercise of these options are not registered for public sale. No awards under this plan were granted during 2025 or 2024.

Other Options	2025	2024
Options outstanding, beginning of year	293,125	383,125
Options exercised	—	(90,000)
Options outstanding, end of year	293,125	293,125

The outstanding options vest over four years at exercise prices ranging from $0.70 to $1.78 per share.

Heritage Global Inc. 2016 Stock Option Plan

In 2016, the Company adopted the Heritage Global Inc. 2016 Stock Option Plan (the “2016 Plan”) which provided for the issuance of incentive stock options and non-qualified stock options up to an aggregate of 3,150,000 shares of common stock (subject to adjustment in the event of stock dividends, stock splits, and other similar events). Options may be forfeited in certain circumstances. On June 8, 2022 the 2016 plan was replaced by the 2022 Heritage Global Inc. Equity Incentive Plan, and as such, no awards under this plan were granted during 2025 or 2024.

2016 Plan	2025	2024
Options outstanding, beginning of year	1,065,850	1,079,850
Options exercised	(4,500)	(10,000)
Options forfeited	(33,000)	(4,000)
Options outstanding, end of year	1,028,350	1,065,850

The outstanding options under the 2016 Plan vest over four years at exercise prices ranging from $0.45 to $3.33 per share.

2022 Heritage Global Inc. Equity Incentive Plan

In 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the 2022 Heritage Global Inc. Equity Incentive Plan, which replaces the Heritage Global Inc. 2016 Plan and authorized the issuance of an aggregate of 3.5 million shares of Common Stock for awards made after June 8, 2022. Options may not be granted with an exercise price less than the fair market value of the common stock of the Company as of the day of the grant. Options granted pursuant to the plan are subject to limitations on transfer and execution and may be issued subject to vesting conditions. Options may also be forfeited in certain circumstances. In 2025 and 2024, the Company issued options to purchase 70,000 and 112,500 shares of common stock to certain of the Company's employees under this plan, respectively.

2022 Plan	2025	2024
Options outstanding, beginning of year	655,125	563,625
Options granted	70,000	112,500
Options exercised	(9,500)	(3,750)
Options forfeited	(82,000)	(17,250)
Options outstanding, end of year	633,625	655,125

The outstanding options under the 2022 Plan vest over four years at exercise prices ranging from $1.60 to $3.55 per share.

Stock-Based Compensation Expense

Total compensation cost related to stock options was $0.4 million in 2025 and $0.7 million in 2024. These amounts were recorded in selling, general and administrative expense in both years. During 2025 and 2024, options to purchase 14,000 and 125,000 shares were exercised, respectively. There was an immaterial tax benefit recognized by the Company related to these option exercises in 2025, as compared to a $0.1 million tax benefit recognized in 2024.

In connection with the stock option grants during 2025 and 2024, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2025	2024
Risk-free interest rate	4%	4%
Expected life (years)	6	7
Expected volatility	69%	73%
Expected dividend yield	Zero	Zero

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

The following summarizes the changes in common stock options:

	2025			2024
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	2,231,600	$1.77		2,265,350	$1.71
Granted	70,000	2.11		112,500	2.01
Exercised	(14,000)	1.88		(125,000)	0.83
Forfeited	(115,000)	2.27		(21,250)	1.88
Outstanding at end of year	2,172,600	$1.76	$408	2,231,600	$1.77	$971

Options exercisable at year end	1,794,975	$1.62	$408	1,536,725	$1.48	$926

Weighted-average fair value of options granted during the year		$1.39			$1.46

As of December 31, 2025, the Company had unvested options for the purchase of 377,625 shares with a weighted average grant date fair value of $1.81 per share. As of December 31, 2024, the Company had unvested options for the purchase of 694,875 shares with a weighted average grant date fair value of $1.81 per share. At December 31, 2025 and 2024, the aggregate intrinsic value of exercisable options was $0.4 million and $0.9 million, respectively. At December 31, 2025 and 2024, the aggregate intrinsic value of options exercised was approximately $2,500 and $0.1 million, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The total fair value of options vesting during 2025 and 2024 was $0.5 million and $0.6 million, respectively. The unvested options have no associated performance conditions. In general, the Company’s employee turnover is low, and the Company expects that the majority of the unvested options will vest according to the standard four-year timetable.

The following table summarizes information about all stock options outstanding as of December 31, 2025:

Exercise price	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 0.40 to $ 0.53	401,350	1.1	$0.45	401,350	1.1	$0.45
$ 0.70 to $ 0.85	180,625	3.5	$0.73	180,625	3.5	$0.73
$ 1.37 to $ 1.90	828,125	5.8	$1.66	728,000	5.6	$1.66
$ 2.11 to $ 3.55	762,500	6.7	$2.80	485,000	6.1	$2.86
	2,172,600			1,794,975

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

The following summarizes the restricted stock awards and related stock based compensation expense in 2025 and 2024 (in thousands, except share count and award fair value):

					Compensation Expense for the year ended,		Unrecognized Compensation Expense as of,
	Grant Date	Vesting Date	Restricted Stock Granted	Grant Date Fair Value	2024	2025	December 31, 2025
Employees	March 1, 2023	March 1, 2024	97,290	$2.53	$—	$—	$—
Non-executive directors	March 31, 2023	March 31, 2024	90,000	$2.87	45	—	—
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	308	67	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	180	40	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	—	58	173
Employees	March 6, 2025	March 6, 2026	68,051	$2.11	—	118	26
Non-executive directors	March 6, 2025	March 6, 2026 [2]	100,000	$2.11	—	173	38
Total					$533	$456	$237

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 6, 2026.

The Company's unrecognized stock-based compensation expense related to restricted stock as of December 31, 2025 is expected to be recognized over a weighted average period of 1.4 years. The tax benefit recognized by the Company related to restricted stock awards was approximately $0.4 million in both 2025 and 2024.

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

Our CODM evaluates the performance of the Company's reportable segments based primarily on gross profit and operating income. The CODM routinely receives internal reports that analyze these metrics for the reporting segments. The CODM is not routinely provided detailed information regarding significant operating expenses by segment, and such information is not considered critical for allocating resources or assessing the performance of each segment. The Company’s operating expenses are comprised mainly of fixed and variable compensation, marketing, outside services such as audit, legal and information technology, occupancy, and other regulatory costs incurred as a public entity. Additionally, earnings from equity method investments related to significant transactions involving real estate, machinery and equipment in the Company's Auction and Liquidation segment and Joint Venture lending activity related to the Company's Specialty Lending segment are significant in the computation of segment operating income and reported separately as shown in the table below.

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

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Year Ended December 31, 2025
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$10,941	$5,827	$12,844	$1,355	$65	$31,032
Operating expenses [2]	(8,336)	(4,168)	(6,728)	(1,182)	(5,030)	$(25,444)
Earnings from equity method investments	66	—	—	57	—	123
Operating income (loss)	$2,671	$1,659	$6,116	$230	$(4,965)	$5,711

	Year Ended December 31, 2024
	Auction and Liquidation	Refurbishment & Resale	Brokerage	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$10,560	$4,103	$14,069	$2,503	$—	$31,235
Operating expenses [2]	(7,911)	(3,655)	(6,717)	(1,800)	(4,774)	(24,857)
Earnings from equity method investments	1,391	—	—	1,297	—	2,688
Operating income (loss)	$4,040	$448	$7,352	$2,000	$(4,774)	$9,066

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relates to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. In 2025, the total amount of gross profit allocated to ALT from

HGP was approximately $1.8 million, as compared to the total amount of gross profit allocated to ALT in 2024 of approximately $1.3 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. In 2025, no interest was allocated to Specialty Lending (HGC) from Corporate and other, as compared to the total amount of interest allocated to HGC in 2024 of approximately $0.3 million.

Note 18 – Subsequent Events

The Company has evaluated events subsequent to December 31, 2025 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Annual Report on Form 10-K, other than noted below.

Asset Purchase Agreement

On January 9, 2026, Heritage DebtX LLC (“Heritage DebtX LLC”), a Delaware limited liability company and wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with The Debt Exchange, Inc., a Delaware corporation (“DebtX”), pursuant to which, among other things, Heritage DebtX LLC acquired, effective January 1, 2026, substantially all of the assets and certain liabilities of DebtX, including the assets utilized in the operation of DebtX’s business of providing loan-portfolio advisory and valuation, proprietary market-transaction data, and end-to-end execution support for banks, specialty-finance companies, government agencies, and institutional investors (the “Transaction”). HG paid DebtX an aggregate purchase price of $8,450,000 in cash. The source of funds used for the purchase price was cash on hand. The Transaction closed on January 9, 2026. Following the Transaction, Heritage DebtX LLC will operate within the Financial Assets Division of the Company.

The Purchase Agreement contains customary representations and warranties and covenants by each party. The Company and DebtX are obligated, subject to certain limitations, to indemnify the other under the Purchase Agreement for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to applicable limitations set forth in the Purchase Agreement. The Purchase Agreement also imposes customary confidentiality, non-solicitation and non-compete obligations upon DebtX.

The above summary of certain terms and conditions of the Purchase Agreement does not purport to be a complete discussion of that agreement or related documents and is qualified in its entirety by reference to the Purchase Agreement, which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 12, 2026.

The Company is currently in the process of evaluating the fair values of the assets acquired and liabilities assumed and has not completed the initial accounting for the business combination. Accordingly, the allocation of the purchase price to the underlying assets acquired and liabilities assumed has not yet been finalized. For the year ended December 31, 2025, The Debt Exchange, Inc. reported, on a standalone basis, revenues of approximately $6.6 million and operating income of approximately $0.8 million. As the acquisition was effective on January 1, 2026, these unaudited results were not included in the Company’s consolidated results of operations for the year ended December 31, 2025. The Company has not yet completed the information necessary to present pro forma financial information reflecting the acquisition as if it had occurred at the beginning of the periods presented. Pro forma adjustments are expected to be primarily related to stock based and other compensation, and amortization of intangible assets.

Employment Agreement with Bruce Hounsell

In connection with the consummation of the Transaction, Heritage DebtX LLC entered into an employment agreement (the “Hounsell Employment Agreement”) on January 9, 2026 with Bruce Hounsell (“Mr. Hounsell”). Pursuant to the terms of the Hounsell Employment Agreement, Heritage DebtX LLC engaged Mr. Hounsell as a consultant and independent contractor of Heritage DebtX LLC until January 26, 2026 (the “Hounsell Employment Date”). Effective as of the Hounsell Employment Date, Heritage DebtX LLC employs Mr. Hounsell to serve as Co-President until March 31, 2026, after which Mr. Hounsell will transition into the role of President of Heritage DebtX LLC.

The Hounsell Employment Agreement is effective through January 26, 2029 and includes optional one-year extension periods. The Hounsell Employment Agreement sets forth the terms of Mr. Hounsell’s employment with Heritage DebtX LLC, including the following:

•
An annual base salary of $400,000.
•
Eligibility to receive an annual, percentage-based performance bonus determined based on the achievement of certain net operating income metrics of Heritage DebtX LLC.
•
A one-time grant of 500,000 non-qualified stock options (the “NQSOs”) pursuant to the 2022 Heritage Global Inc. Equity Incentive Plan. The NQSOs will vest ratably over three years.
•
An arrangement among MaisieDog LLC, an entity co-owned by Mr. Hounsell (“MaisieDog”), Heritage DebtX LLC, and Mr. Hounsell (the “MaisieDog Arrangement”), pursuant to which (i) Heritage DebtX LLC will pay Mr. Hounsell a commission for customer relationships that Mr. Hounsell facilitates between Heritage DebtX LLC and certain customers of MaisieDog, or, (ii) if such customer engagements remain with MaisieDog, then Heritage DebtX LLC and MaisieDog will enter into a revenue-share arrangement in connection with such customer engagements. In either case, the MaisieDog Arrangement will terminate once Mr. Hounsell receives commissions or MaisieDog retains revenue that, in the aggregate, equal $500,000, net of certain expenses.
•
Eligibility to receive severance equal to the annual base salary upon termination by Heritage DebtX LLC without “cause” or by Mr. Hounsell for “good reason.”
•
Right to participate in other benefits and insurance plans available to HG executives in similarly-situated positions.
•
Customary confidentiality, non-solicitation and non-compete obligations upon Mr. Hounsell.

The above summary of certain terms and conditions of the Hounsell Employment Agreement does not purport to be a complete discussion of that agreement or related documents and is qualified in its entirety by reference to the Hounsell Employment Agreement, which is filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 12, 2026.