Form 10-Q
period 2026-03-31
Heritage Global Inc.
filed 2026-05-07
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 1, 2026, there were 34,734,754 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,566	$20,522
Accounts receivable, net	1,725	1,857
Current portion of notes receivable, net	4,369	4,528
Inventory – equipment	5,348	5,931
Other current assets	755	756
Total current assets	23,763	33,594
Non-current portion of notes receivable, net	4,182	4,893
Equity method investments	19,442	21,060
Property and equipment, net	12,029	10,884
Right-of-use assets	1,339	1,518
Intangible assets, net	6,066	3,100
Goodwill	12,747	7,446
Deferred tax assets	4,486	4,402
Other assets	935	1,542
Total assets	$84,989	$88,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,174	$6,487
Payables to sellers	5,317	7,273
Current portion of lease liabilities	818	829
Other current liabilities	896	948
Total current liabilities	12,205	15,537
Non-current portion of third party debt	4,100	4,100
Non-current portion of lease liabilities	619	790
Other non-current liabilities	295	1,029
Total liabilities	17,219	21,456

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of March 31, 2026 and December 31, 2025; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,739,211 and 37,639,211 shares as of March 31, 2026 and December 31, 2025, respectively; and outstanding 34,734,754 and 34,741,553 shares as of March 31, 2026 and December 31, 2025, respectively	377	376
Additional paid-in capital	296,687	296,477
Accumulated deficit	(223,540)	(224,257)
Treasury stock at cost, 3,004,457 and 2,897,658 shares as of March 31, 2026 and December 31, 2025, respectively	(5,760)	(5,619)
Total stockholders’ equity	67,770	66,983
Total liabilities and stockholders’ equity	$84,989	$88,439

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Services revenue	$6,911	$7,648
Asset sales	5,814	5,811
Total revenues	12,725	13,459

Operating costs and expenses:
Cost of services revenue	1,052	1,675
Cost of asset sales	3,375	3,773
Selling, general and administrative	7,619	6,534
Depreciation and amortization	174	118
Total operating costs and expenses	12,220	12,100
Earnings of equity method investments	503	44
Operating income	1,008	1,403
Interest (expense) income, net	(20)	56
Income before income tax expense	988	1,459
Income tax expense	271	395
Net income	$717	$1,064

Weighted average common shares outstanding – basic	34,596,265	35,282,855
Weighted average common shares outstanding – diluted	34,991,982	36,056,645
Net income per share – basic	$0.02	$0.03
Net income per share – diluted	$0.02	$0.03

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2025	563	$6	37,639,211	$376	$296,477	$(224,257)	2,897,658	$(5,619)	$66,983
Issuance of restricted common stock	—	—	100,000	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	211	—	—	—	211
Repurchase of common stock	—	—	—	—	—	—	106,799	(141)	(141)
Net income	—	—	—	—	—	717	—	—	717
Balance as of March 31, 2026	563	$6	37,739,211	$377	$296,687	$(223,540)	3,004,457	$(5,760)	$67,770

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201
Issuance of restricted common stock	—	—	256,822	2	(79)	—		—	$(77)
Stock-based compensation expense	—	—	—	—	280	—	—	—	$280
Repurchase of common stock							490,651	(1,042)	$(1,042)
Net income	—	—	—	—	—	1,064	—	—	$1,064
Balance as of March 31, 2025	563	$6	37,637,766	$376	$295,858	$(226,780)	2,153,234	$(4,034)	$65,426

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars) (unaudited)

	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$717	$1,064
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred issuance costs and fees, net	(4)	(13)
Earnings of equity method investments	(503)	(44)
Noncash credit loss recovery	(21)	(4)
Amortization of right-of-use assets	179	167
Depreciation and amortization	174	118
Deferred taxes	(84)	285
Stock-based compensation expense	211	280
Changes in operating assets and liabilities:
Accounts receivable	134	(101)
Inventory – equipment	583	267
Other current assets	68	515
Accounts payable and accrued liabilities	(1,937)	(901)
Payables to sellers	(1,956)	1,151
Lease liabilities	(182)	(167)
Other current liabilities	(58)	—
Net cash (used in) provided by operating activities	(2,679)	2,617

Cash flows from investing activities:
Investment in notes receivable	(1,048)	(1,348)
Payments received on notes receivable	1,940	1,609
Acquisition	(8,460)	—
Investment in participating interest	—	(1,575)
Return of investment in participating interest	607	—
Investment in equity method investments	—	(1,575)
Return of investment in equity method investments	1,618	776
Cash distributions from equity method investments	503	44
Purchase of property and equipment	(562)	(7,408)
Net cash used in investing activities	(5,402)	(9,477)

Cash flows from financing activities:
Proceeds from debt payable to third parties	1,000	4,100
Repayment of debt payable to third parties	(1,000)	(130)
Proceeds from secured borrowing	—	1,050
Repayments of secured borrowing	(734)	—
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	—	(79)
Repurchase of common stock	(141)	(1,042)
Net cash (used in) provided by financing activities	(875)	3,899
Net change in cash and cash equivalents	(8,956)	(2,961)
Cash and cash equivalents as of beginning of period	20,522	21,749
Cash and cash equivalents as of end of period	$11,566	$18,788

Supplemental cash flow information:
Cash paid (received) for taxes	$307	$(9)
Cash paid for interest, net of amounts capitalized	$23	$—
Noncash purchase of property and equipment	$627	$49

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 –Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. ("HG") together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), Heritage Global Capital LLC (“HGC”), Heritage ALT LLC (“ALT”), and Heritage DebtX LLC ("DebtX"). These entities, collectively, are referred to as "the Company,” "us" “we” or “our” in these condensed consolidated financial statements. These condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HG exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company began its operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP in 2012, NLEX in 2014, ALT in 2021, and DebtX in 2026, and the creation of HGC in 2019. As a result, HG is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. The Company’s reportable segments consist of (1) Auction and Liquidation through HGP, (2) Refurbishment & Resale through ALT, (3) Consumer Loans through NLEX, (4) Specialty Lending through HGC, and (5) Commercial Loans through DebtX.

The Company prepared the unaudited condensed consolidated interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, these unaudited condensed financial statements reflect all adjustments that are necessary to present fairly the results for the interim periods included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are appropriate. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026 (the “Form 10-K”).

The results of operations for the interim periods are not necessarily indicative of those operating results to be expected for any subsequent interim period or for the entire year ending December 31, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated balance sheet as of December 31, 2025, contained in the Company’s Form 10-K.

Repurchase Program

The Company’s Board of Directors previously authorized a share repurchase program (“2022 Repurchase Program”), which permitted the Company to purchase up to an aggregate of $6.0 million in common shares over a three year period. The 2022 Repurchase Program ended on June 30, 2025, with the Company utilizing approximately $5.6 million of the authorized $6.0 million for the repurchase of 2,897,658 common shares in the open market.

Following the expiration of the 2022 Repurchase Program, the Company’s Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) on July 31, 2025. The 2025 Repurchase Program authorizes the repurchase of up to $7.5 million of the Company’s outstanding common stock through June 30, 2028. The timing and actual number of shares repurchased will depend on various factors, including share price, general business and market conditions, and the opportunities within the Company’s operations. The Company repurchased 106,799 shares under the 2025 Repurchase Program for a purchase price of approximately $0.1 million during the three months ended March 31, 2026. As of March 31, 2026, the Company had approximately $7.4 million in aggregate dollar value of shares that may be purchased under the 2025 Repurchase Program.

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

All services and asset sales revenue from contracts with customers consists of four reportable segments: Auction and Liquidation, Refurbishment & Resale, Consumer Loans and Commercial Loans. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three months ended March 31, 2026 and 2025), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.9 million as of both March 31, 2026 and December 31, 2025, respectively, and is reflected in accounts payable and accrued liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

For auction services and consumer loan sale transactions, funds are typically collected from buyers and are held by the Company on the seller's behalf. The funds are included in cash and cash equivalents in the condensed consolidated balance sheets. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods. The amount of cash held on behalf of the sellers is recorded as payables to sellers in the accompanying condensed consolidated balance sheets.

For commercial loan sale transactions, funds are not held by the Company on the seller’s behalf. The Company’s commission and other fees due from the seller are generally recognized at the time the sale transaction is closed and the invoice is issued.

The Company evaluates revenue from Auction and Liquidation, Consumer Loans and Commercial Loans segment transactions in accordance with the accounting guidance to determine whether to report such revenue on a gross or net basis. The Company has determined that it acts as an agent for its fee based transactions and therefore reports the revenue from transactions in which the Company acts as an agent on a net basis.

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

Pursuant to the terms of existing credit agreements, the Company's largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. The Company's largest borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios and remit net collections to the Company and senior lenders. The Company has determined (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. While the Company continues to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans were placed in nonaccrual status in June 2024. In addition, there was a balance of $1.5 million from the Company’s share of other loans within its affiliated joint ventures that are impacted by the default with the largest borrower and were placed in nonaccrual status in June 2024. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of March 31, 2026, the amortized cost basis of loans in nonaccrual status was $23.7 million, of which $4.8 million is recorded within notes receivable and $18.9 million is recorded within equity method investments.

The Company, in coordination with senior lenders, is actively engaged in a workout process with respect to loans currently in nonaccrual status, with the objective of maximizing recoveries over the remaining economic life of the underlying collateral. Its recovery strategy is centered on the monetization of the charged-off and nonperforming consumer receivable portfolios securing these loans and is expected to occur over multiple years. The primary component of the workout strategy involves transitioning a greater portion of the underlying consumer accounts into legal collection channels. During the fourth quarter of 2025, the Company reached a restructuring agreement with the senior lender for HGC MPG Funding LLC. As a result of this restructuring agreement and the Company's regular quarterly portfolio analysis, the Company has determined it appropriate to place all loans associated with its joint ventures with senior lenders in nonaccrual status given the senior lender’s priority position in cash flows generated from the underlying portfolios. As of both March 31, 2026 and December 31, 2025, the balance of the additional loans placed in nonaccrual status was approximately $1.7 million.

Specialty Lending - Concentration and credit risk

As of March 31, 2026, the Company held a gross balance of investments in notes receivable of $27.3 million, recorded in both notes receivable and equity method investments. The Company's portfolio includes its largest borrower’s gross note receivable balance of approximately $21.4 million, representing 78% of our total gross notes receivable balance as of March 31, 2026, as compared to 76% as of December 31, 2025. As discussed further in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonaccrual Loans, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of March 31, 2026. Whether we will realize any return with respect to the impacted loans is uncertain.

The Company does not evaluate concentration risk solely based on balance due from specific borrowers, but also considers the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.4 million, there are 11 distinct loan agreements. The underlying portfolio of accounts are diversified throughout FinTech loans, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

The Company mitigates this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. The Company engages in a due diligence process that leverages its valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, the Company is entitled to call the unpaid interest and principal balances and receive all net collections directly. The Company may also recover its investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through the Company's Consumer Loan segment. In certain cases, the Company’s recovery options are subject to concurrence of the originator or other prior holder of the assets.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the years ending December 31, 2025 and 2024 and the three months ended March 31, 2026, respectively (in thousands):

	Accounts Receivable	Notes Receivable	Equity Method Investments	Total
Balance as of December 31, 2024	$132	$383	$986	$1,501
(Recovery) provision for credit losses	23	(43)	5	(15)
Balance as of December 31, 2025	155	340	991	1,486
(Recovery) provision for credit losses	(2)	(19)	6	(15)
Balance as of March 31, 2026	$153	$321	$997	$1,471

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

As of both March 31, 2026 and December 31, 2025, the reserve for credit losses related to accounts receivable was approximately $0.2 million.

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

As of March 31, 2026, the SCALE rate was 1.3869% and the Company's credit loss allowance rate specific to notes receivable was 3.6%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both March 31, 2026 and December 31, 2025, the Company's allowance for credit losses related to notes receivable outstanding was approximately $0.3 million. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

Equity method investments

Similar to notes receivable, the loans held by the Joint Ventures are evaluated on a quarterly basis to determine if an adjustment to the allowance for credit losses is needed.

As of March 31, 2026, the SCALE rate was 1.3869% and the credit loss allowance rate specific to equity method investments was 4.9%. The increase over the SCALE rate was due to both the above mentioned risks presented by a concentrated balance with a single borrower and declining collections industry-wide. As of both March 31, 2026 and December 31, 2025, the Company's allowance for credit losses related to its equity method investments was approximately $1.0 million.

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. Effective January 1, 2026 Heritage DebtX LLC ("DebtX"), a wholly owned subsidiary of Heritage Global, Inc., acquired substantially all of the assets of The Debt Exchange Inc. for approximately $8.5 million. The purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate. See Note 3 to the Company's condensed consolidated financial statements for further detail.

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

In July 2025, the FASB issued an accounting pronouncement (ASU 2025-05) related to credit losses for accounts receivable and contract assets. The amendments in this update provide a practical expedient that permits an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset to simplify the estimation of expected credit losses for current accounts receivable and current contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. While the Company adopted this pronouncement for the fiscal year beginning January 1, 2026, the Company elected the practical expedient permitted under this ASU and the adoption has no material impact on the Company's consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and disclosures, which is not expected to be material.

Note 3 – Business Combinations

Effective January 1, 2026, (the “Acquisition Date”) and pursuant to an Asset Purchase Agreement dated January 9, 2026, Heritage DebtX LLC ("DebtX"), a wholly owned subsidiary of Heritage Global, Inc., completed the acquisition of substantially all of the assets of The Debt Exchange, Inc., a provider of loan sale advisory services for commercial and consumer debt. The acquisition enhances the Company’s capabilities in financial advisory services and expands its customer relationships within the banking and financial services sector. The total purchase consideration paid to The Debt Exchange, Inc. was approximately $8.5 million, consisting of cash paid at closing and amounts placed into escrow.

The Company has determined the transaction to be a business combination in accordance with ASC 805 Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisition were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC Topic 820, Fair Value Measurement (“ASC 820”).

The following table summarizes the allocation of the purchase consideration to the estimated fair values of assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Other current assets	$67
Property and equipment	38
Intangible assets	3,060
Goodwill	5,301
Other current liabilities	(6)
Purchase price	$8,460

The $3.1 million of intangible assets are attributable to $1.3 million of customer relationships which will be amortized over a useful life of 15 years, $1.8 million for the DebtX trade name which has an indefinite useful life, and approximately $26,000 of non-compete agreements which will be amortized over one year.

The excess of the consideration transferred over the fair values of assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to increased synergies that are expected to be achieved from the acquisition. Goodwill is expected to be deductible for income tax purposes.

The financial results of DebtX have been included in the Company's consolidated financial statements since the Acquisition Date and have been reported as the Commercial Loans segment within the Company's Financial Assets Division. As of March 31, 2026, DebtX contributed revenue of $0.6 million and net loss of $0.6 million to the Company's consolidated results.

For the year ended December 31, 2025, The Debt Exchange, Inc. reported, on a standalone basis, revenues of approximately $6.6 million and operating income of approximately $0.8 million. As the acquisition was effective on January 1, 2026, these unaudited results were not included in the Company’s consolidated results of operations for the year ended December 31, 2025.

The Company incurred acquisition-related costs of $0.3 million that consisted primarily of legal and advisory services. These costs are included in selling, general and administrative expenses for the year ended December 31, 2025.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented in the table below (in thousands) is provided for illustrative purposes only and summarizes the combined results of operations of the Company and DebtX for the three months ended March 31, 2026 and 2025. For purposes of this pro forma presentation, the acquisition of substantially all of the assets of The Debt Exchange, Inc. is assumed to have occurred on January 1, 2025. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2025, and are not intended to be a projection of future trends or results.

	Three Months Ended March 31,
	2026	2025
		(pro forma)
Revenues	$12,725	$14,429
Net operating income	$1,008	$908
Net income	$717	$703

Net income per share - basic	$0.02	$0.02
Net income per share - diluted	$0.02	$0.02

The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts.

Note 4 – Accounts Receivable, net

As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company’s accounts receivable are primarily related to the operations of its business. With respect to auction proceeds and asset dispositions, including NLEX’s brokerage transactions, the assets are not released to the buyer until payment has been received. With respect to appraisal service fees, ALT's laboratory equipment sales and DebtX's loan sale advisory service fees, the Company extends credit to entities and institutions of significance, such as well-known academic and financial institutions and U.S. government agencies. The Company, therefore, is not exposed to significant collectability risk relating to these receivables. Given this experience, together with the ongoing business relationships between the Company and its joint venture partners, the Company has not historically required a formal credit quality assessment in connection with these activities. The Company has not experienced any significant collectability issues with its accounts receivable. As the Company’s business expands, more comprehensive credit assessments may be required.

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the three months ended March 31, 2026, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of both March 31, 2026 and December 31, 2025, the reserve for credit losses was approximately $0.2 million.

Note 5 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of March 31, 2026 and December 31, 2025, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the allowance for credit losses was $8.1 million and $8.8 million, respectively. The activity during the three months ended March 31, 2026 includes the additional investment in notes receivable of approximately $1.0 million, which was offset by principal payments made by borrowers of approximately $1.8 million.

As of March 31, 2026 and December 31, 2025, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.5 million and $0.6 million, respectively. The activity during the three months ended March 31, 2026 includes the investment in notes receivable of approximately $0.1 million, which was offset by principal payments made by purchasers of $0.2 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity for the three months ended March 31, 2026 (in thousands):

Notes receivable as of December 31, 2025	$9,804
Investment in notes receivable	1,047
Principal repayments	(1,940)
Notes receivable, as of March 31, 2026	8,911
Deferred financing fees and costs, net	(39)
Allowance for credit losses	(321)
Notes receivable, net, as of March 31, 2026	$8,551

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the three months ended March 31, 2026, the Company made no material changes to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income. As of March 31, 2026 and December 31, 2025, the amortized cost basis of notes receivable in nonaccrual status was $4.8 million and $4.9 million, respectively.

Note 6 – Stock-based Compensation

As of March 31, 2026, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2025 contained in the Company’s Form 10-K.

Stock Options

During the three months ended March 31, 2026, the Company issued options to purchase 955,000 shares of common stock to certain of the Company’s employees. The Company did not issue any shares of common stock as a result of option exercises, nor did the Company cancel any options to purchase common stock as a result of employee resignations during the three months ended March 31, 2026.

The following summarizes the changes in common stock options for the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	2,172,600	$1.76	5.1	$408
Granted	955,000	$1.30
Outstanding as of March 31, 2026	3,127,600	$1.62	6.3	$535

Options exercisable as of March 31, 2026	1,894,975	$1.65	4.4	$478

The Company recognized stock-based compensation expense related to common stock options of $0.1 million for both the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was approximately $1.1 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following summarizes the restricted stock awards and related stock-based compensation expense (in thousands, except share count and award fair value):

	Grant Date	Vesting Date	Restricted Stock Granted	Per Share Grant Date Fair Value	Compensation Expense for the three months ended March 31,		Unrecognized Compensation Expense as of,
					2025	2026	March 31, 2026
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	67	—	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	40	—	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	14	14	159
Employees	March 6, 2025	March 6, 2026	68,051	$2.11	10	26	—
Non-executive directors	March 6, 2025	March 6, 2026 [2]	100,000	$2.11	15	38	—
Non-executive directors	March 5, 2026	March 5, 2027 [3]	100,000	$1.30	—	9	121
Total					$146	$87	$280

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 6, 2026.

[3] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 5, 2027.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.1 million for both the three months ended March 31, 2026 and 2025. The unrecognized stock-based compensation expense as of March 31, 2026 was approximately $0.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

Note 7 – Equity Method Investments

The Company has significant influence over the operations and financial policies of each of its equity method investments.

Joint ventures formed in connection with the Company's Auction and Liquidation segment

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

In December 2022, DHC8 LLC, of which the Company held a 13.33% share was formed to provide funding and receive principal and interest payments as a result of the initial investment. This joint venture was dissolved in [June] 2025.

Joint ventures formed in connection with the Company's Specialty Lending segment

In March 2020, HGC Origination I LLC and HGC Funding I LLC were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. HGC Funding I LLC was dissolved in December 2025.

In May 2023, HGC MPG Funding LLC, of which the Company holds a 25% share, was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients.

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis for each of its specialty lending investments. During the three months ended March 31, 2026, the Company made no material adjustment for its share of the joint venture’s provision for credit losses. As of March 31, 2026, the Company's share of the allowance for credit losses was primarily related to HGC Origination I LLC and HGC MPG Funding LLC. As of March 31, 2026, the amortized cost basis of the Company's share of loans in nonaccrual status recorded in equity method investments was $18.9 million.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the three months ended and as of March 31, 2026 (in thousands):

	KNFH II LLC	DLZ Solutions LLC	HGC Origination I LLC	HGC MPG Funding LLC	Total
Revenue	$34	$2,795	$1,141	$1,282	$5,252
Gross profit	34	2,795	1,141	1,282	5,252
Operating income	1	2,599	1,119	1,282	5,001
Net income	1	2,599	1,119	1,282	5,002
Assets	6,943	255	23,521	28,383	59,103
Liabilities	2,008	199	269	—	2,476

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the three months ended and as of March 31, 2025 (in thousands):

	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$55	$—	$130	$1,202	$1,392	$2,779
Gross profit	55	(53)	130	1,202	1,392	2,726
Operating income (loss)	41	(108)	19	1,203	1,392	2,547
Net income (loss)	41	(108)	19	1,203	1,392	2,547
Assets	928	7,568	7,901	23,247	31,381	71,025
Liabilities	624	2,267	8	22	—	2,921

Lessor Arrangements

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within, with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of March 31, 2026, the Company recognized approximately $1.2 million in life-to-date earnings of equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other current liabilities. In March 2026, the Seller exercised its purchase option and the joint venture received payment in full. As of March 31, 2026, the Company has recorded approximately $0.6 million in life-to-date earnings in equity method investments and approximately $0.2 million in cost of services revenue related to the investment on the consolidated statement of income.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other current liabilities. In March 2026, the Seller made an additional principal payment which reduces the contractual purchase price upon the exercise of the purchase option. As of March 31, 2026, the Company reflects its participating interest of $0.9 million on its balance sheet within other long-term assets. As of March 31, 2026, the Company has recorded approximately $147,000 in services revenue and approximately $49,000 in costs of services revenue related to the investment on the consolidated statement of income.

Note 8 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three months ended March 31, 2026 and 2025, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended March 31,
	2026	2025
Basic weighted average shares outstanding	34,596,265	35,282,855
Treasury stock effect of common stock options and restricted stock awards	395,717	773,790
Diluted weighted average common shares outstanding	34,991,982	36,056,645

For the three months ended March 31, 2026 and 2025, there were potential common shares of 2.5 million and 0.8 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

Note 9 – Leases

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

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Right-of-use assets:
Del Mar, CA	$155	$197
Hayward, CA	855	933
San Diego, CA	198	231
Edwardsville, IL	131	157
Total right-of-use assets	$1,339	$1,518

Lease liabilities
Del Mar, CA	$164	$205
Hayward, CA	923	1,003
San Diego, CA	215	250
Edwardsville, IL	135	161
Total lease liabilities	$1,437	$1,619

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 2.0 years and the weighted average discount rate is 5.4% as of March 31, 2026.

Lease expense is recognized on a straight-line basis over the lease term. For both the three month periods ended March 31, 2026 and 2025, lease expense was approximately $0.2 million. As of March 31, 2026, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2026 (remainder of year from April 1, 2026 to December 31, 2026)	$626
2027	573
2028	299
Total undiscounted future minimum lease payments	1,498
Less: imputed interest	(61)
Present value of lease liabilities	$1,437

Note 10 – Property and Equipment, net

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

On February 11, 2025, the Company purchased real estate for $7.4 million consisting of land and a building which is used as the Company’s corporate headquarters and as warehouse and office space for the operations of HGP. The Company allocated $2.8 million of the purchase price to the building and $4.6 million to the land. The life of the building was determined to be 30 years. The Company capitalized a total of $2.6 million in building improvements and the building was placed in service on March 1, 2026 with a total depreciable cost of approximately $5.4 million.

Also included in the purchase transaction was an agreement for a short-term leaseback to the seller, which ended on March 31, 2025, and resulted in a credit within the closing statement of approximately $0.1 million. This credit is considered rental income and classified as service revenue on our 2025 consolidated statement of income, and reflected as gross profit within our Corporate and other segment.

The following summarizes the components of the Company’s property and equipment (in thousands):

	March 31, 2026	December 31, 2025
Building	$6,370	$3,797
Land	4,985	4,985
Furniture, fixtures and office equipment	957	352
Software and technology assets	652	461
Vehicles	11	11
Construction in progress	12	2,031
	12,987	11,637
Accumulated depreciation	(958)	(753)
Property and equipment, net	$12,029	$10,884

Note 11 – Intangible Assets and Goodwill

Intangible assets

The Company’s identifiable intangible assets as of March 31, 2026 and December 31, 2025 are shown below (in thousands except for lives):

	Remaining	Carrying Value			Carrying Value
	Life	December 31,			March 31,
	(years)	2025	Additions	Amortization	2026
Amortizable intangible assets:
Trade Name (ALT)	15.4	$510	$—	$(8)	$502
Vendor Relationship (ALT)	0.4	153	—	(58)	95
Customer Relationship (DebtX)	14.8	—	1,272	(21)	1,251
Noncompete Agreements (DebtX)	0.8	—	26	(7)	19
Total amortizable intangible assets		663	1,298	(94)	1,867

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	—	2,437
Trade Name (DebtX)	N/A	—	1,762	—	1,762
Total intangible assets		$3,100	$3,060	$(94)	$6,066

Amortization expense during both the three months ended March 31, 2026 and 2025 was $0.1 million. The Company estimates that the residual value for intangible assets is not significant.

As of March 31, 2026, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2026 (remainder of year from April 1, 2026 to December 31, 2026)	$203
2027	117
2028	117
2029	117
2030	117
Thereafter	1,196
Total estimated amortization expense	$1,867

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
DebtX	5,301	—
Total goodwill	$12,747	$7,446

The Company recognized goodwill of $5.3 million in 2026 related to the acquisition of substantially all of the assets of The Debt Exchange, Inc. There were no impairments recorded to the carrying value of goodwill during either the three months ended March 31, 2026 or 2025.

Note 12 – Debt

Outstanding debt as of March 31, 2026 and December 31, 2025 is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Current:
2021 Credit Facility	$—	$—
Total third party debt, current	—	—

Non-current:
Mortgage	4,100	4,100
Total third party debt, non-current	4,100	4,100

Total third party debt	$4,100	$4,100

As of March 31, 2026, the estimated principal repayments on outstanding debt for the remainder of the current fiscal year, the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2026 (remainder of year from April 1, 2026 to December 31, 2026)	$—
2027	—
2028	55
2029	70
2030	75
Thereafter	3,900
Total estimated principal repayments	$4,100

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

The Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Sixth Modification Agreement”), effective as of December 27, 2024, to extend the maturity date of the 2021 Credit Facility to June 27, 2026. The Sixth Modification Agreement also raises the interest rate floor by 0.25% to 7.0% and modifies certain compliance covenants.

As of March 31, 2026 there was no outstanding balance on the 2021 Credit Facility and the Company was in compliance with all financial and negative covenants.

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

Heritage Ridge Nancy is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of March 31, 2026 was $4.1 million.

Note 13 – Income Taxes

As of March 31, 2026, the Company had aggregate federal net operating loss carry-forwards of $15.5 million available for utilization against taxable income achieved in 2026 and beyond. These net operating loss carry forwards begin to expire in 2026. The Company expects to utilize all remaining federal net operating loss carry forwards and does not carry a valuation allowance against its deferred tax assets. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of March 31, 2026.

The reported tax expense varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the income from operations before taxes primarily as a result of the impact of state income taxes.

In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted into law, which includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company currently does not expect the OBBB to have a material impact on its annual effective tax rate in 2026.

Note 14 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for both the three month periods ended March 31, 2026 and 2025 was approximately $29,000, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 15 – Segment Information

The following tables sets forth certain financial information for the Company's reportable segments for the three month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,395	$1,539	$3,488	$649	$227	$—	$8,298
Operating expenses [2]	(2,179)	(1,032)	(1,824)	(1,255)	(270)	(1,233)	(7,793)
Earnings from equity method investments	520	—	—	—	(17)	—	503
Operating income (loss)	$736	$507	$1,664	$(606)	$(60)	$(1,233)	$1,008

	Three Months Ended March 31, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,876	$1,324	$3,378	$368	$65	$8,011
Operating expenses [2]	(2,125)	(1,052)	(1,778)	(353)	(1,344)	(6,652)
Earnings from equity method investments	(20)	—	—	64	—	44
Operating income (loss)	$731	$272	$1,600	$79	$(1,279)	$1,403

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended March 31, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.3 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. No interest expense has been allocated to operating segments during the three months ended March 31, 2026 or the three months ended March 31, 2025.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to March 31, 2026 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc., a Florda Corporation ("HG") together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”, and the related notes thereto for the three month periods ended March 31, 2026 and 2025, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 (the “Form 10-K”).

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

DebtX Asset Acquisition

As discussed further under Note 3 - Business Combinations, effective January 1, 2026 (the “Acquisition Date”) and pursuant to an Asset Purchase Agreement dated January 9, 2026, Heritage DebtX LLC (“DebtX”), a wholly owned subsidiary of HG, completed the acquisition of substantially all of the assets of The Debt Exchange, Inc., a provider of loan sale advisory services for commercial and consumer debt. The acquisition enhances the Company’s capabilities in financial advisory services and expands its customer relationships within the banking and financial services sector. Following the acquisition, the financial results of DebtX have been included in the Company's consolidated financial statements since the Acquisition Date and have been reported as the Commercial Loans segment within the Company's Financial Assets Division.

The organization chart below outlines our basic domestic corporate structure as of March 31, 2026.

	Heritage Global Inc. (1)

100%	100%	100%	100%	100%

Heritage Global Partners, Inc. (2) (California)	Heritage Global LLC (3) (Delaware)	National Loan Exchange, Inc. (5) (Illinois)	Heritage Global Capital LLC (6) (Delaware)	Heritage DebtX LLC (7) (Delaware)

	100%

	Heritage ALT LLC (4) (Delaware)

____________________

(1) Registrant.

(2) Auction and Liquidation.

(3) Holding Company.

(4) Refurbishment and Resale.

(5) Consumer Loans.

(6) Specialty Lending.

(7) Commercial Loans.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments and therefore is in default. While in default, this borrower continues to collect on the underlying charged off and nonperforming consumer loan portfolios but must remit all such net collections to us and senior lenders. These remittances of net collections have not met the amount of the required minimum monthly payments since June of 2024. We determined that (1) it is not probable that the projected cash flows expected from the borrower’s collection efforts on the underlying charged off or nonperforming receivable portfolio will be sufficient to satisfy all of the outstanding principal balance and contractual interest payments, and (2) it is not probable that the borrower will be able to meet the minimum required principal and interest payments through other operational cash flows. We do not expect to realize any return with respect to these loans in 2025, and whether we will realize any return with respect to these loans is uncertain. As we continue to work closely with the borrower and its senior lenders in an effort to mitigate the default in an efficient and effective manner, the impacted loans have been placed in nonaccrual status beginning in June 2024. In addition, there was a balance of $1.5 million from our share of other loans within affiliated Joint Ventures that are impacted by the default with our largest borrower and have been placed in nonaccrual status as of June 2024. Our share of payments received from this borrower, including interest, will be applied against the outstanding loan balance. As of March 31, 2026, the amortized cost basis of loans in nonaccrual status was $23.7 million, of which $4.8 million is recorded within notes receivable and $18.9 million is recorded within equity method investments.

In coordination with our senior lenders, we are actively engaged in a workout process with respect to loans currently in nonaccrual status, with the objective of maximizing recoveries over the remaining economic life of the underlying collateral. Our recovery strategy is centered on the monetization of the charged-off and nonperforming consumer receivable portfolios securing these loans and is expected to occur over multiple years. The primary component of the workout strategy involves transitioning a greater portion of the underlying consumer accounts into legal collection channels. During the fourth quarter of 2025, we reached a restructuring agreement with the senior lender for HGC MPG Funding LLC. As a result of this restructuring agreement and our regular quarterly portfolio analysis, we have determined it appropriate to place all loans associated with our joint ventures with senior lenders in nonaccrual status given the senior lender’s priority position in cash flows generated from the underlying portfolios. As of both March 31, 2026 and December 31, 2025, the balance of additional loans placed in nonaccrual status was approximately $1.7 million.

Industry and Competition

Our business consists primarily of the auction, appraisal, refurbishment and asset advisory services provided by our Industrial Assets division and the consumer loan brokerage, commercial loan brokerage and specialty financing services provided by our Financial Assets division, each of which is further described below. Our business also includes the purchase and sale, including at auction, of industrial machinery and equipment, real estate, inventories, charged-off receivable and distressed debt. The market for all of these services and assets is highly fragmented. To acquire auction or appraisal contracts, or assets for resale, we compete with other liquidators, auction companies, dealers and brokers. We also compete with them for potential purchasers and lenders. Some competitors have significantly greater financial and marketing resources and name recognition.

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

Differentiated business model. We believe we have diversified business lines serving the financial and industrial asset liquidation market. We have multiple revenue streams including our consumer and commercial loan brokerages, principal based auction services, refurbishment and resale, advisory services and secured lending services. Further, our business is event-driven and we have repeat, forward-flow contracts in place with industry leading customers. We expect to drive growth in our revenue streams by taking different roles, and using partners as needed.

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

Strong management team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over forty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity. Also, during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014.

Financial Assets Division

Our Financial Assets Division provides services to issuers of consumer credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Consumer Loan Segment

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

Commercial Loan Segment

Through DebtX, we provide end-to-end sale and valuation services for performing and non-performing commercial & industrial, commercial real estate, multifamily, and residential real estate loan portfolios. We facilitate the entire loan sale process from portfolio analysis and pricing, deal preparation, deal marketing, trade execution, and closing. We structure each loan sale to achieve optimal results for our clients, which typically includes a combination of highest price, certainty of execution, efficient timing, and data security and privacy.

Specialty Lending Segment

Through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $160.7 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $74.3 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of March 31, 2026, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $26.3 million, of which $8.1 million is classified as notes receivable and $18.2 million is classified as equity method investments.

Specialty Lending - Concentration and credit risk

As of March 31, 2026, we held a gross balance of investments in notes receivable of $27.3 million, recorded in both notes receivable and equity method investments, and consisting of one borrower’s note balance of approximately $21.4 million, representing 78% of our total gross notes receivable balance as of March 31, 2026, as compared to 76% as of December 31, 2025. As discussed further above, our largest borrower is in default. As a result, the balance of the loans outstanding with our largest borrower were in nonaccrual status as of March 31, 2026. Whether we will realize any return with respect to the impacted loans is uncertain.

We do not evaluate concentration risk solely based on balance due from specific borrowers, but also consider the number of portfolio purchases, type of charged off accounts within the portfolio, and the seller of the portfolio when determining the overall risk. Of the balance due from one borrower of $21.4 million, there are 11 distinct loan agreements, the underlying portfolio of accounts are diversified throughout FinTech, installment loans and credit card accounts, and further diversified amongst six separate sellers of these charged off portfolios.

We mitigate this concentration risk by requiring, and monitoring, security from each borrower consisting of their charged off and nonperforming receivable portfolios. We engage in a due diligence process that leverages our valuation expertise, knowledge and experience in the underlying nonperforming receivable portfolios marketplace. In the event of default, we are entitled to call the unpaid interest and principal balances and receive all net collections directly. We may also recover our investment by engaging a third party to collect on the underlying charged off or nonperforming receivable portfolio or the underlying portfolio can be sold through our Consumer Loans segment. In certain cases, our recovery options may be subject to concurrence of the originator or other prior holder of the assets.

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

The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. While it is difficult to predict the ultimate effect of tariffs, trade disputes, and related matters on our business, to the extent that imported goods are subject to tariffs that reduce their availability and increase their price, demand may increase for the used industrial assets sold at our auctions, which could benefit our business. With respect to our Financial Assets Division, an economic downturn could increase the amount of distressed debt, which would tend to increase opportunities for our consumer loans, commercial loans and specialty lending businesses, but could also reduce the collectability of the charged off receivables purchased by our debt buyers, which would negatively affect our specialty lending business.

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

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. Effective January 1, 2026 we acquired substantially all of the assets of The Debt Exchange Inc. for approximately $8.5 million. The purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate. See Note 3 to our condensed consolidated financial statements for further detail.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. Other than stated above, there were no material changes to these policies during the three months ended March 31, 2026.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $11.6 million and $18.1 million as of March 31, 2026 and December 31, 2025, respectively.

Our current assets as of March 31, 2026 decreased to $23.8 million compared to $33.6 million as of December 31, 2025. This change was primarily due to a decrease in cash of $8.9 million, as further discussed below, and a decrease in inventory of $0.6 million.

Our current liabilities as of March 31, 2026 decreased to $12.2 million compared to $15.5 million as of December 31, 2025. The most significant changes were a decrease of $2.0 million in payables to sellers due to the timing of certain asset liquidation settlements and a decrease of $1.4 million in accounts payable and accrued liabilities.

During the three months ended March 31, 2026, our primary source of cash was cash on hand and principal repayments on outstanding loans. Cash disbursements during the three months ended March 31, 2026 consisted primarily of approximately $8.5 million cash paid for the acquisition of substantially all of the assets of The Debt Exchange, Inc., investments in notes receivable, repurchases of our common stock, and capital expenditures related to improvements to our new building.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from our existing line of credit.

Our indebtedness consists of a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association, that provides for a $4.1 million term loan (the “Mortgage”) and any amounts borrowed under our 2021 Credit Facility.

On February 6, 2025 we entered into the Mortgage Loan Agreement with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for the Mortgage which we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025. This property is used as the Company’s corporate headquarters and as a warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of March 31, 2026, we had an outstanding balance of $4.1 million on the Mortgage.

On December 27, 2024, the Company entered into a Loan Modification Agreement and Reaffirmation of Loan (the “Sixth Modification Agreement”), by and between the Company and the Lender. The Sixth Modification Agreement modifies and reaffirms the 2021 Credit Facility to, among other things, extend the maturity date to June 27, 2026, modify the applicable interest rate, and further modify the loan covenants. We are permitted to use the proceeds of the loan solely for our business operations. As of March 31, 2026, we had no outstanding balance on the 2021 Credit Facility.

Capital Resources

As of March 31, 2026 and December 31, 2025, we had stockholders’ equity of $67.8 million and $67.0 million, respectively.

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

Cash Position and Cash Flows

Cash and cash equivalents as of March 31, 2026 were $11.6 million as compared to $20.5 million as of December 31, 2025, a decrease of approximately $8.9 million. The total cash amount reflected on our balance sheet represents the total cash and cash equivalents held on account. Cash amounts owed to our clients are identified as payables to sellers within current liabilities. We view cash net of payables to sellers as available for operations or investment purposes. As of March 31, 2026, payables to sellers was $5.3 million, resulting in a net cash available balance of $6.2 million compared to available cash of $13.2 million as of December 31, 2025.

Cash Flows From Operating Activities

Cash used in operating activities was $2.7 million during the three months ended March 31, 2026 as compared to cash provided by operating activities of $2.6 million during the same period in 2025. The approximate $5.3 million change was primarily attributable to a decrease in operating assets and liabilities of $4.1 million and a decrease of $1.2 million in net income adjusted for noncash items during the three months ended March 31, 2026 as compared to the same period in 2025.

The changes in operating assets and liabilities during the three months ended March 31, 2026 as compared to the same period in 2025 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2026 was $5.4 million compared to cash used in investing activities of $9.5 million during the same period in 2025.

Cash used in investing activities during the three months ended March 31, 2026 consisted primarily of the purchase price paid for the acquisition of substantially all of the assets of The Debt Exchange, Inc. of $8.5 million, the purchase of property and equipment of $0.6 million, and investments in notes receivable of $1.0 million. Cash used in investing activities during the three months ended March 31, 2026 was offset by payments received on notes receivable of $1.9 million, return of investment and cash distributions received from equity method investments of $2.1 million and return of investment in participating interest of $0.6 million.

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

Cash Flows From Financing Activities

Cash used in financing activities was approximately $0.9 million during the three months ended March 31, 2026 compared to cash provided by financing activities of $3.9 million during the three months ended March 31, 2025. Financing activities during the three months ended March 31, 2026 consisted primarily of repayments of secured borrowing of $0.7 million and repurchases of our common stock of $0.1 million. Cash provided by financing activities during the three months ended March 31, 2025 consisted primarily of $4.1 million in proceeds from our Mortgage and $1.1 million of proceeds from secured borrowing, partially offset by $1.0 million in repurchases of our common stock.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percent
Revenues:
Services revenue	$6,911	$7,648	$(737)	(10)%
Asset sales	5,814	5,811	3	0%
Total revenues	12,725	13,459	(734)	(5)%

Operating costs and expenses:
Cost of services revenue	1,052	1,675	(623)	(37)%
Cost of asset sales	3,375	3,773	(398)	(11)%
Selling, general and administrative	7,619	6,534	1,085	17%
Depreciation and amortization	174	118	56	47%
Total operating costs and expenses	12,220	12,100	120	1%
Earnings of equity method investments	503	44	459	1043%
Operating income	1,008	1,403	(395)	(28)%
Interest (expense) income, net	(20)	56	(76)	(136)%
Income before income tax expense	988	1,459	(471)	(32)%
Income tax expense	271	395	(124)	(31)%
Net income	$717	$1,064	$(347)	(33)%

Our revenue has several components: (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from the NLEX charged-off receivables business and from the DebtX loan sale business, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees and interest earned for appraisal, management advisory services and specialty lending services.

We report segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (CODM), which was determined to be Ross Dove, CEO, for making decisions and assessing performance as the source of our reportable segments. We manage our business primarily on differentiated revenue streams for services offered. Our reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Consumer Loans segment, Commercial Loans segment, and Specialty Lending segment. The Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. The Consumer Loan segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. The Commercial Loans segment, through DebtX provides loan sale advisement and valuation services. The Specialty Lending segment, through HGC, provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

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

The following table sets forth certain financial information for the Company's reportable segments for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,395	$1,539	$3,488	$649	$227	$—	$8,298
Operating expenses [2]	(2,179)	(1,032)	(1,824)	(1,255)	(270)	(1,233)	(7,793)
Earnings from equity method investments	520	—	—	—	(17)	—	503
Operating income (loss)	$736	$507	$1,664	$(606)	$(60)	$(1,233)	$1,008

	Three Months Ended March 31, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,876	$1,324	$3,378	$368	$65	$8,011
Operating expenses [2]	(2,125)	(1,052)	(1,778)	(353)	(1,344)	(6,652)
Earnings from equity method investments	(20)	—	—	64	—	44
Operating income (loss)	$731	$272	$1,600	$79	$(1,279)	$1,403

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended March 31, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.3 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. No interest expense has been allocated to operating segments during the three months ended March 31, 2026 or March 31, 2025.

Three-Month Period Ended March 31, 2026 Compared to Three-Month Period Ended March 31, 2025

Revenues and cost of revenues – Revenues were $12.7 million during the three months ended March 31, 2026 compared to $13.5 million during the same period in 2024. Costs of services revenue and asset sales were $4.4 million during the three months ended March 31, 2026 compared to $5.4 million during the three months ended March 31, 2025. The gross profit of these items was $8.3 million during the three months ended March 31, 2026 compared to $8.0 million during the same period in 2025, an increase of approximately $0.3 million, or approximately 4%. The increase in gross profit during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to normal changes in the timing and magnitude of transactions, in addition to the inclusion of gross profit from DebtX beginning in the first quarter of 2026.

Selling, general and administrative expense – Selling, general and administrative expense was $7.6 million during the three months ended March 31, 2026 compared to $6.5 million during the same period in 2025.

Significant components of selling, general and administrative expense for the three months ended March 31, 2026 and 2025 are shown below (in thousands):

	Three Months Ended March 31,
	2026	2025	% change
Compensation
Auction and liquidation	$1,547	$1,591	(3)%
Refurbishment and resale	665	753	(12)%
Consumer loans	1,425	1,362	5%
Commercial loans	987	—	100%
Specialty lending	243	302	(20)%
Corporate and other	563	623	(10)%
Stock-based compensation	211	279	(24)%
Board of Directors fees	123	123	0%
Accounting, tax and legal professional fees	339	342	(1)%
Insurance	161	166	(3)%
Occupancy	397	330	20%
Travel and entertainment	198	149	33%
Advertising and promotion	220	172	28%
Information technology support	323	168	92%
Provision for credit losses	(20)	(4)	(400)%
Other	237	178	33%
Total selling, general & administrative expense	$7,619	$6,534	17%

Selling, general and administrative expense during the three months ended March 31, 2026 increased by approximately $1.1 million compared to the selling, general and administrative expense during same period of 2025. The increase in selling, general and administrative expense during the three months ended March 31, 2026 was primarily due to the acquisition of substantially all of the assets of The Debt Exchange, Inc.

Depreciation and amortization expense – Depreciation and amortization expense was approximately $0.2 million and $0.1 million during the three month periods ended March 31, 2026 and 2025, respectively.

Earnings in Equity Method Investments – Earnings in equity method investments were approximately $0.5 million and $44,000 during both the three months ended March 31, 2026 and 2025. The increase in earnings in equity method investments during the three months ended March 31, 2026 was primarily due to the seller's exercise of the purchase option to repurchase the real estate assets in the DLZ Solutions joint venture, as discussed in Note 7 - Equity Method Investments.

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

	Three Months Ended March 31,
	2026	2025
Net income	$717	$1,064
Add back:
Depreciation and amortization	174	118
Interest expense (income), net	20	(56)
Income tax expense	271	395
EBITDA	1,182	1,521

Management add back:
Stock based compensation	211	279
Adjusted EBITDA	$1,393	$1,800

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Further, there were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 106,799 shares in the open market during the three months ended March 31, 2026 pursuant to the 2025 Repurchase Program. As of March 31, 2026, the Company had approximately $7.4 million in remaining aggregate dollar value of shares that may be purchased under the 2025 Repurchase Program. The following table presents the number and average price of shares purchased in each fiscal month during the three months ended March 31, 2026:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
January 1 through January 31, 2026	—	$—	—	$7,500,000
February 1 through February 28, 2026	—	—	—	7,500,000
March 1 through March 31, 2026	106,799	1.32	106,799	7,359,008
Total	106,799	$1.32	106,799	$7,359,008
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Amounts in this column reflect weighted average price paid per share, which includes commissions and other expenses associated with the repurchases.

[3] Our Board of Directors previously authorized a share repurchase program (the “2025 Repurchase Program”), which permits the Company to purchase up to an aggregate of $7.5 million in common shares through June 30, 2028. This column reflects the dollar value of shares of our common stock that are available for purchase under the 2025 Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1

Asset Purchase Agreement, dated January 9, 2026, by and between Heritage DebtX LLC and The Debt Exchange, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2026 (File No. 001-39471), and incorporated herein by reference).

10.2

Employment Agreement, dated January 9, 2026, by and between Heritage DebtX LLC and Bruce Hounsell (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2026 (File No. 001-39471), and incorporated herein by reference).

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

Heritage Global Inc.

Date: May 7, 2026	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)