Form 10-Q
period 2026-06-30
Heritage Global Inc.
filed 2026-08-13
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 1, 2026, there were 34,639,445 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,179	$20,522
Accounts receivable, net	2,509	1,857
Current portion of notes receivable, net	836	4,528
Inventory – equipment	5,466	5,931
Other current assets	1,009	756
Total current assets	22,999	33,594
Non-current portion of notes receivable, net	3,927	4,893
Equity method investments	1,239	21,060
Property and equipment, net	12,178	10,884
Right-of-use assets	1,084	1,518
Intangible assets, net	5,973	3,100
Goodwill	12,747	7,446
Deferred tax assets	9,348	4,402
Other assets	882	1,542
Total assets	$70,377	$88,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,497	$6,487
Payables to sellers	6,666	7,273
Current portion of lease liabilities	739	829
Other current liabilities	677	948
Total current liabilities	13,579	15,537
Non-current portion of third party debt	4,100	4,100
Non-current portion of lease liabilities	509	790
Other non-current liabilities	277	1,029
Total liabilities	18,465	21,456

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of June 30, 2026 and December 31, 2025; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,747,167 and 37,639,211 shares as of June 30, 2026 and December 31, 2025, respectively; and outstanding 34,639,445 and 34,741,553 shares as of June 30, 2026 and December 31, 2025, respectively	377	376
Additional paid-in capital	296,851	296,477
Accumulated deficit	(239,428)	(224,257)
Treasury stock at cost, 3,107,722 and 2,897,658 shares as of June 30, 2026 and December 31, 2025, respectively	(5,894)	(5,619)
Total stockholders’ equity	51,912	66,983
Total liabilities and stockholders’ equity	$70,377	$88,439

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Services revenue	$7,910	$10,266	$14,821	$17,914
Asset sales	4,355	4,038	10,169	9,849
Total revenues	12,265	14,304	24,990	27,763

Operating costs and expenses:
Cost of services revenue	1,120	2,972	2,172	4,647
Cost of asset sales	2,803	2,921	6,178	6,694
Selling, general and administrative	10,839	6,140	18,458	12,674
Depreciation and amortization	240	118	414	236
Total operating costs and expenses	15,002	12,151	27,222	24,251
(Loss) earnings of equity method investments	(18,174)	79	(17,671)	123
Operating (loss) income	(20,911)	2,232	(19,903)	3,635
Interest (expense) income, net	(65)	18	(85)	74
(Loss) income before income tax (benefit) expense	(20,976)	2,250	(19,988)	3,709
Income tax (benefit) expense	(5,088)	613	(4,817)	1,008
Net (loss) income	$(15,888)	$1,637	$(15,171)	$2,701

Weighted average common shares outstanding – basic	34,627,501	34,871,767	34,611,969	35,120,131
Weighted average common shares outstanding – diluted	34,627,501	35,506,250	34,611,969	35,800,352
Net (loss) income per share – basic	$(0.46)	$0.05	$(0.44)	$0.08
Net (loss) income per share – diluted	$(0.46)	$0.05	$(0.44)	$0.08

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)
(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2025	563	$6	37,639,211	$376	$296,477	$(224,257)	2,897,658	$(5,619)	$66,983
Issuance of restricted common stock	—	—	100,000	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	211	—	—	—	211
Repurchase of common stock	—	—	—	—	—	—	106,799	(141)	(141)
Net income	—	—	—	—	—	717	—	—	717
Balance as of March 31, 2026	563	6	37,739,211	377	296,687	(223,540)	3,004,457	(5,760)	67,770
Issuance of common stock from stock option awards	—	—	7,956	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	—	—	171	—	—	—	171
Repurchase of common stock	—	—	—	—	—	—	103,265	(134)	(134)
Net loss	—	—	—	—	—	(15,888)	—	—	(15,888)
Balance as of June 30, 2026	563	$6	37,747,167	$377	$296,851	$(239,428)	3,107,722	$(5,894)	$51,912

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201
Issuance of restricted common stock	—	—	256,822	2	(79)	—		—	(77)
Stock-based compensation expense	—	—	—	—	280	—	—	—	280
Repurchase of common stock							490,651	(1,042)	(1,042)
Net income	—	—	—	—	—	1,064	—	—	1,064
Balance as of March 31, 2025	563	6	37,637,766	376	295,858	(226,780)	2,153,234	(4,034)	65,426
Issuance of common stock from stock option awards	—	—	1,445	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	229	—	—	—	229
Repurchase of common stock	—	—	—	—	—	—	744,424	(1,585)	(1,585)
Net income	—	—	—	—	—	1,637	—	—	1,637
Balance as of June 30, 2025	563	$6	37,639,211	$376	$296,086	$(225,143)	2,897,658	$(5,619)	$65,706

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars) (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(15,171)	$2,701
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred issuance costs and fees, net	(28)	(11)
Loss (earnings) of equity method investments	17,671	(123)
Noncash credit loss provision (recovery)	3,511	(4)
Amortization of right-of-use assets	434	340
Depreciation and amortization	414	236
Deferred taxes	(4,946)	555
Stock-based compensation expense	382	509
Changes in operating assets and liabilities:
Accounts receivable	(649)	(612)
Inventory – equipment	465	(278)
Other current assets	(186)	218
Accounts payable and accrued liabilities	(1,703)	602
Payables to sellers	(607)	705
Lease liabilities	(372)	(342)
Other current liabilities	(277)	—
Net cash (used in) provided by operating activities	(1,062)	4,496

Cash flows from investing activities:
Investment in notes receivable	(1,972)	(3,049)
Payments received on notes receivable	3,145	3,873
Acquisition	(8,460)	—
Investment in participating interest	—	(1,575)
Return of investment in participating interest	661	—
Investment in equity method investments	—	(1,575)
Return of investment in equity method investments	1,665	1,189
Cash distributions from equity method investments	485	123
Purchase of property and equipment	(771)	(7,567)
Net cash used in investing activities	(5,247)	(8,581)

Cash flows from financing activities:
Proceeds from debt payable to third parties	1,000	4,100
Repayment of debt payable to third parties	(1,000)	(261)
Proceeds from secured borrowing	—	1,050
Repayments of secured borrowing	(752)	—
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(7)	(80)
Repurchase of common stock	(275)	(2,627)
Net cash (used in) provided by financing activities	(1,034)	2,182
Net change in cash and cash equivalents	(7,343)	(1,903)
Cash and cash equivalents as of beginning of period	20,522	21,749
Cash and cash equivalents as of end of period	$13,179	$19,846

Supplemental cash flow information:
Cash paid for taxes	$468	$650
Cash paid for interest, net of amounts capitalized	$91	$19
Noncash purchase of property and equipment	$713	$22

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

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

The Company began its operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP in 2012, NLEX in 2014, ALT in 2021, and DebtX in 2026, and the creation of HGC in 2019. As a result, HG is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. As of June 30, 2026, the Company’s reportable segments consisted of (1) Auction and Liquidation through HGP, (2) Refurbishment & Resale through ALT, (3) Consumer Loans through NLEX, (4) Specialty Lending through HGC, and (5) Commercial Loans through DebtX. On July 30, 2026, the Board of Directors (the “Board”) of the Company authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information.

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

Following the expiration of the 2022 Repurchase Program, the Company’s Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) on July 31, 2025. The 2025 Repurchase Program authorizes the repurchase of up to $7.5 million of the Company’s outstanding common stock through June 30, 2028. The timing and actual number of shares repurchased will depend on various factors, including share price, general business and market conditions, and the opportunities within the Company’s operations. The Company repurchased 103,265 shares under the 2025 Repurchase Program for a purchase price of approximately $0.1 million during the three months ended June 30, 2026. As of June 30, 2026, the Company had approximately $7.2 million in aggregate dollar value of shares that may be purchased under the 2025 Repurchase Program.

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

All services and asset sales revenue from contracts with customers consists of four reportable segments: Auction and Liquidation, Refurbishment & Resale, Consumer Loans and Commercial Loans. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 1% of total revenues for the three and six months ended June 30, 2026 and 2025), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $0.7 million as of June 30, 2026 and $0.9 million as of December 31, 2025, and is reflected in other current liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

As of June 30, 2026, through its Specialty Lending segment, the Company provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios. The Company recognizes revenue generated by lending activity in accordance with ASC 310. Fees collected in relation to the issuance of loans include loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio. On July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information.

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

Pursuant to the terms of existing credit agreements, the Company's largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to the Company. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. The Company's share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of June 30, 2026, the amortized cost basis of loans in nonaccrual status was $4.6 million and is recorded within notes receivable. As of June 30, 2026, the Company's notes receivable balance of nonaccrual loans net of the $3.5 million allowance for credit losses, was $1.1 million.

Based upon the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026, on July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information.

Specialty Lending - Equity method investments impairment

Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment's carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment's carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee's financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the value of the investment. Management's estimate of fair value of an investment is based on the income approach. For the income approach, the fair value is typically based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants.

Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, we believe we will not recover the carrying amount of our equity method investments in a liquidation event and we have determined that the loss in investment value is other than temporary. As a result, the Company concluded the asset was impaired and recorded a non-cash impairment charge of $18.2 million during the three months ended June 30, 2026.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the year ended December 31, 2025 and the six months ended June 30, 2026, respectively (in thousands):

	Accounts Receivable	Notes Receivable	Total
Balance as of December 31, 2024	$132	$383	$515
(Recovery) provision for credit losses	23	(43)	(20)
Balance as of December 31, 2025	155	340	495
(Recovery) provision for credit losses	(3)	3,514	3,511
Balance as of June 30, 2026	$152	$3,854	$4,006

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

As of both June 30, 2026 and December 31, 2025, the reserve for credit losses related to accounts receivable was approximately $0.2 million.

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

The Company evaluates its allowance for credit losses over its notes receivable related to loans to buyers of charged-off and nonperforming receivable portfolios in its specialty lending segment individually for each loan and borrower using discounted cash flows based on estimated collections. In order to evaluate the need for an adjustment to the receivable balance related to credit losses, or impairment, the Company performs a review of all outstanding loan receivables on a quarterly basis to determine if any indicators exist that suggest the loan will not be fully recoverable and assess the credit quality of the loan receivables. This review includes monthly and cumulative key performance indicators for each loan and borrower, as well as evaluation of borrower's financial condition.

During the three months ended June 30, 2026, the Company increased its allowance for credit losses related to loans to buyers of charged-off and nonperforming receivable portfolios by $3.5 million primarily due to the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information. As of June 30, 2026, the Company's assessment of the allowance for credit losses associated with these notes receivable was informed by factors including the difficulties mentioned above. Based on its assessment, the Company concluded that the net amount expected to be collected from these notes receivable has declined materially.

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company, under ASC 326, estimates its reserve using external credit loss experience data. Management observes that the Company's notes receivable related to the financing of laboratory equipment are similar in character to transactions undertaken by smaller banking institutions. For its notes receivables related to the financing of laboratory equipment sales, the Company estimates its expected credit losses based on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator ("SCALE rate") available from the Federal Reserve. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined under ASC 326 that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments. As of June 30, 2026 management determined that the SCALE rate plus 1% to be appropriate for the notes receivables related to the financing of laboratory equipment sales.

As of June 30, 2026 and December 31, 2025, the Company's allowance for credit losses related to notes receivable outstanding was approximately $3.9 million and $0.3 million, respectively.

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

The financial results of DebtX have been included in the Company's consolidated financial statements since the Acquisition Date and have been reported as the Commercial Loans segment within the Company's Financial Assets Division. For the six months ended June 30, 2026, DebtX contributed revenue of $2.4 million and net loss of $0.5 million to the Company's consolidated results.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented in the table below (in thousands) is provided for illustrative purposes only and summarizes the combined results of operations of the Company and DebtX for the three and six months ended June 30, 2026 and 2025. For purposes of this pro forma presentation, the acquisition of substantially all of the assets of The Debt Exchange, Inc. is assumed to have occurred on January 1, 2025. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2025, and are not intended to be a projection of future trends or results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		(pro forma)		(pro forma)
Pro forma revenues	$12,265	$17,521	$24,990	$31,949
Pro forma operating (loss) income	$(20,911)	$3,519	$(19,903)	$4,426
Pro forma net (loss) income	$(15,888)	$2,576	$(15,171)	$3,279

Pro forma net income per share - basic	$(0.46)	$0.07	$(0.44)	$0.09
Pro forma net income per share - diluted	$(0.46)	$0.07	$(0.44)	$0.09

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the six months ended June 30, 2026, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the consolidated statement of income related to accounts receivable. As of both June 30, 2026 and December 31, 2025, the reserve for credit losses was approximately $0.2 million.

Note 5 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT.

As of June 30, 2026 and December 31, 2025, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the allowance for credit losses was $3.9 million and $8.8 million, respectively. The activity during the six months ended June 30, 2026 includes the additional investment in notes receivable of approximately $1.3 million, which was offset by principal payments made by borrowers of approximately $2.7 million and a $3.5 million increase to the allowance for credit losses, related to the Board's decision to wind down the Specialty Lending segment.

As of June 30, 2026 and December 31, 2025, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.8 million and $0.6 million, respectively. The activity during the six months ended June 30, 2026 includes the investment in notes receivable of approximately $0.7 million, which was offset by principal payments made by purchasers of $0.5 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity for the six months ended June 30, 2026 (in thousands):

Notes receivable as of December 31, 2025	$9,804
Investment in notes receivable	1,972
Principal repayments	(3,145)
Notes receivable, as of June 30, 2026	8,631
Deferred financing fees and costs, net	(15)
Allowance for credit losses	(3,853)
Notes receivable, net, as of June 30, 2026	$4,763

In accordance with ASC 326, the Company performs a review of notes receivable on a quarterly basis. During the six months ended June 30, 2026 and in connection with the Board's decision to wind down the Specialty Lending segment, the Company recorded an increase of $3.5 million to the provision for credit losses in selling, general and administrative expense on the consolidated statement of income. As of June 30, 2026 and December 31, 2025, the amortized cost basis of notes receivable in nonaccrual status was $4.6 million and $4.8 million, respectively.

Note 6 – Stock-based Compensation

As of June 30, 2026, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2025 contained in the Company’s Form 10-K.

Stock Options

During the six months ended June 30, 2026, the Company issued options to purchase 955,000 shares of common stock to certain of the Company’s employees. During the same period, the Company canceled 45,000 options to purchase common stock as a result of employee resignations. During the six months ended June 30, 2026 the Company issued 7,956 shares of common stock pursuant to the cashless exercise of options to purchase 31,875 shares of common stock.

The following summarizes the changes in common stock options for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	2,172,600	$1.76	5.1	$408
Granted	955,000	$1.30
Exercised	(31,875)	$0.70
Forfeited	(45,000)	$0.70
Outstanding as of June 30, 2026	3,050,725	$1.64	6.2	$351

Options exercisable as of June 30, 2026	1,843,100	$1.71	4.2	$351

The Company recognized stock-based compensation expense related to common stock options of $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $1.0 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.7 years.

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

The following summarizes the restricted stock awards and related stock-based compensation expense (in thousands, except share count and award fair value):

	Grant Date	Vesting Date	Restricted Stock Granted	Per Share Grant Date Fair Value	Compensation Expense for the six months ended June 30,		Unrecognized Compensation Expense as of,
					2025	2026	June 30, 2026
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	67	—	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	40	—	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	29	29	145
Employees	March 6, 2025	March 6, 2026	68,051	$2.11	46	26	—
Non-executive directors	March 6, 2025	March 6, 2026	100,000	$2.11	67	38	—
Non-executive directors	March 5, 2026	March 5, 2027 [2]	100,000	$1.30	—	42	88
Total					$249	$134	$233

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 5, 2027.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The unrecognized stock-based compensation expense as of June 30, 2026 was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

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

In December 2022, DHC8 LLC, of which the Company held a 13.33% share was formed to provide funding and receive principal and interest payments as a result of the initial investment. This joint venture was dissolved in June 2025.

Joint ventures formed in connection with the Company's Specialty Lending segment

In March 2020, HGC Origination I LLC and HGC Funding I LLC, of which the Company initially held a 25% share in each, were formed as joint ventures with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients. HGC Funding I LLC was dissolved in December 2025.

In May 2023, HGC MPG Funding LLC, of which the Company initially held a 25% share, was formed as a joint venture with a partner for purposes of conducting business relating to the sourcing, origination and funding of loans to debt purchasing clients.

During the second quarter of 2026, the Company identified indicators of a potential other-than-temporary decline in value of its equity method investments in the Specialty Lending segment. Based on its evaluation of these indicators, the Company concluded that the decline in value of its equity method investments in HGC Origination LLC and HGC MPG Funding LLC is other-than-temporary. Accordingly, during the three months ended June 30, 2026, the Company recorded an impairment charge of $18.2 million to reduce the carrying amount of these investments to their estimated fair value. Refer to Note 2 – Specialty Lending – Equity Method Investment Impairment for further information.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the six months ended and as of June 30, 2026 (in thousands):

	KNFH II LLC	DLZ Solutions LLC	HGC Origination I LLC	HGC MPG Funding LLC	Total
Revenue	$73	$2,795	$2,264	$2,452	$7,584
Gross profit	73	2,795	2,264	2,452	7,584
Operating income	7	2,599	2,166	2,165	6,938
Net income	7	2,599	2,168	2,165	6,939
Assets	6,939	255	23,505	26,825	57,524
Liabilities	1,997	199	—	28	2,224

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the six months ended and as of June 30, 2025 (in thousands):

	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Funding I LLC and Origination I LLC	HGC MPG Funding LLC	Total
Revenues	$140	$(33)	$308	$2,352	$2,770	$5,538
Gross profit	140	(33)	308	2,352	2,770	5,538
Operating income (loss)	54	(140)	189	2,344	2,770	5,217
Net income (loss)	54	(140)	189	2,348	2,770	5,221
Assets	67	7,536	8,119	23,391	30,488	69,602
Liabilities	67	2,267	143	385	—	2,861

Lessor Arrangements

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within, with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of June 30, 2026, the Company recognized approximately $1.2 million in life-to-date earnings of equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other current liabilities. In March 2026, the Seller exercised its purchase option and the joint venture received payment in full. As of June 30, 2026, the Company has recorded approximately $0.6 million in life-to-date earnings in equity method investments and approximately $0.2 million in cost of services revenue related to the investment on the consolidated statement of income.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other current liabilities. In March 2026, the Seller made an additional principal payment which reduces the contractual purchase price upon the exercise of the purchase option. As of June 30, 2026, the Company reflects its participating interest of $0.8 million on its balance sheet within other long-term assets. The Company has recorded approximately $166,000 in life-to-date services revenue and approximately $55,000 in life-to-date costs of services revenue related to the investment on the consolidated statement of income.

Note 8 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three and six months ended June 30, 2026 and 2025, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	34,627,501	34,871,767	34,611,969	35,120,131
Treasury stock effect of common stock options and restricted stock awards	-	634,483	-	680,221
Diluted weighted average common shares outstanding	34,627,501	35,506,250	34,611,969	35,800,352

Because the Company reported a net loss for the three and six months ended June 30, 2026, incremental shares from stock options and restricted stock awards were excluded from diluted loss per share because their effect would have been anti-dilutive. Accordingly, diluted weighted-average shares and diluted loss per share equal basic weighted-average shares and basic loss per share for those periods. For both the three and six months ended June 30, 2025, there were potential common shares of 0.9 million that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

On March 1, 2026, the Company vacated its Del Mar leased office space and determined that it would no longer use the facility in its operations. The Company is marketing the space for sublease and remains obligated for payments under the original lease through February 28, 2027. As a result of the change in use, management evaluated the related operating lease right-of-use asset for impairment under ASC 360, Property, Plant, and Equipment.

The Company determined that the carrying amount of the related operating lease right-of-use asset was not recoverable and recorded a noncash impairment loss of approximately $73,000, reducing the carrying amount of the operating lease right-of-use asset from approximately $113,000 to approximately $39,000. The impairment loss is included in selling, general and administrative expense in the accompanying consolidated statement of income.

The fair value of the impaired right-of-use asset was determined using expected sublease cash flows based on broker-supported estimated market rent and expected sublease term. Significant assumptions included the expected timing of sublease commencement, expected market rental rate, expected sublease term, and expected costs, if any, to obtain a subtenant. The impairment did not affect the related operating lease liability, as there was no modification to the underlying lease agreement or change in the Company’s contractual lease payments.

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Right-of-use assets:
Del Mar, CA	$39	$197
Hayward, CA	775	933
San Diego, CA	165	231
Edwardsville, IL	105	157
Total right-of-use assets	$1,084	$1,518

Lease liabilities
Del Mar, CA	$121	$205
Hayward, CA	840	1,003
San Diego, CA	180	250
Edwardsville, IL	107	161
Total lease liabilities	$1,248	$1,619

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 1.8 years and the weighted average discount rate is 5.3% as of June 30, 2026.

Lease expense is recognized on a straight-line basis over the lease term. For the six month periods ended June 30, 2026 and 2025, lease expense was approximately $0.5 million and $0.4 million, respectively. As of June 30, 2026, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2026 (remainder of year from July 1, 2026 to December 31, 2026)	$418
2027	573
2028	299
Total undiscounted future minimum lease payments	1,290
Less: imputed interest	(42)
Present value of lease liabilities	$1,248

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

On February 11, 2025, the Company purchased real estate for $7.4 million consisting of land and a building which is used as the Company’s corporate headquarters and as warehouse and office space for the operations of HGP. The Company allocated $2.8 million of the purchase price to the building and $4.6 million to the land. The life of the building was determined to be 30 years. The Company capitalized a total of $2.7 million in building improvements and the building was placed in service on March 1, 2026 with a total depreciable cost of approximately $5.6 million.

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

The following summarizes the components of the Company’s property and equipment (in thousands):

	June 30, 2026	December 31, 2025
Building	$6,536	$3,797
Land	4,985	4,985
Furniture, fixtures and office equipment	956	361
Software and technology assets	794	577
Vehicles	11	11
Construction in progress	—	2,031
	13,282	11,762
Accumulated depreciation	(1,104)	(878)
Property and equipment, net	$12,178	$10,884

Note 11 – Intangible Assets and Goodwill

Intangible assets

The Company’s identifiable intangible assets as of June 30, 2026 and December 31, 2025 are shown below (in thousands except for lives):

	Remaining	Carrying Value			Carrying Value
	Life	December 31,			June 30,
	(years)	2025	Additions	Amortization	2026
Amortizable intangible assets:
Trade Name (ALT)	15.2	$510	$—	$(16)	$494
Vendor Relationship (ALT)	0.2	153	—	(115)	38
Customer Relationship (DebtX)	14.5	—	1,272	(43)	1,229
Noncompete Agreements (DebtX)	0.5	—	26	(13)	13
Total amortizable intangible assets		663	1,298	(187)	1,774

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	—	2,437
Trade Name (DebtX)	N/A	—	1,762	—	1,762
Total intangible assets		$3,100	$3,060	$(187)	$5,973

Amortization expense during the six months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively. The Company estimates that the residual value for intangible assets is not significant.

As of June 30, 2026, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2026 (remainder of year from July 1, 2026 to December 31, 2026)	$110
2027	117
2028	117
2029	117
2030	117
Thereafter	1,196
Total estimated amortization expense	$1,774

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
DebtX	5,301	—
Total goodwill	$12,747	$7,446

The Company recognized goodwill of $5.3 million in 2026 related to the acquisition of substantially all of the assets of The Debt Exchange, Inc. There were no impairments recorded to the carrying value of goodwill during the six months ended June 30, 2026 or 2025.

Note 12 – Debt

Outstanding debt as of June 30, 2026 and December 31, 2025 is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Current:
2021 Credit Facility	$—	$—
Total third party debt, current	—	—

Non-current:
Mortgage	4,100	4,100
Total third party debt, non-current	4,100	4,100

Total third party debt	$4,100	$4,100

As of June 30, 2026, the estimated principal repayments on outstanding debt for the remainder of the current fiscal year, the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2026 (remainder of year from July 1, 2026 to December 31, 2026)	$—
2027	—
2028	55
2029	70
2030	75
Thereafter	3,900
Total estimated principal repayments	$4,100

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

On June 25, 2026 the Company and Lender entered into a change in terms agreement that extends the maturity date of the 2021 Credit Facility to July 27, 2026. The 2021 Credit Facility matured on July 27, 2026 and the Company is actively working with the Lender to establish a new line of credit which management believes will be executed in the third quarter of 2026. As of June 30, 2026, there was no outstanding balance on the 2021 Credit Facility.

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

Heritage Ridge Nancy is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of June 30, 2026 was $4.1 million.

Note 13 – Income Taxes

As of June 30, 2026, the Company had aggregate federal net operating loss carry-forwards of $15.5 million available for utilization against taxable income achieved in 2026 and beyond. These net operating loss carry forwards begin to expire in 2026. The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. As of June 30, 2026, the Company's valuation allowance against its deferred tax assets was approximately $0.3 million. The Company did not have a valuation allowance as of December 31, 2025. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of June 30, 2026.

The reported income tax benefit varies from the amount that would be provided by applying the statutory U.S. Federal income tax rate to the loss from operations before taxes primarily as a result of the impact of state income taxes.

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

Note 14 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the board of directors of the Company, David Ludwig. The total amount paid to the related party for the six month periods ended June 30, 2026 and 2025 was approximately $58,000 and $57,000, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 15 – Segment Information

Ross Dove, the Company’s Chief Executive Officer, is the chief operating decision maker. The CODM uses segment operating income (loss) to assess segment performance and allocate resources. The CODM is not regularly provided segment asset information, and the Company therefore does not disclose segment assets.

The following tables set forth certain financial information for the Company's reportable segments for the three month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,565	$1,291	$2,441	$1,779	$266	$—	$8,342
Operating expenses [2]	(2,242)	(1,039)	(1,292)	(1,643)	(3,756)	(1,107)	(11,079)
Earnings from equity method investments	2	—	—	—	(18,176)	—	(18,174)
Operating income (loss)	$325	$252	$1,149	$136	$(21,666)	$(1,107)	$(20,911)

	Three Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,853	$1,420	$3,707	$—	$431	$—	$8,411
Operating expenses [2]	(1,964)	(1,017)	(1,730)	—	(311)	(1,236)	(6,258)
Earnings from equity method investments	19	—	—	—	60	—	79
Operating income (loss)	$908	$403	$1,977	$—	$180	$(1,236)	$2,232

The following tables set forth certain financial information for the Company's reportable segments for the six month periods ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$4,960	$2,830	$5,929	$2,428	$493	$—	$16,640
Operating expenses [2]	(4,421)	(2,071)	(3,116)	(2,898)	(4,026)	(2,340)	(18,872)
Earnings from equity method investments	522	—	—	—	(18,193)	—	(17,671)
Operating income (loss)	$1,061	$759	$2,813	$(470)	$(21,726)	$(2,340)	$(19,903)

	Six Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$5,728	$2,743	$7,086	$—	$800	$65	$16,422
Operating expenses [2]	(4,088)	(2,068)	(3,509)	—	(664)	(2,581)	(12,910)
Earnings from equity method investments	(1)	—	—	—	124	—	123
Operating income (loss)	$1,639	$675	$3,577	$—	$260	$(2,516)	$3,635

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended June 30, 2026, the total amount of gross profit allocated to ALT from HGP was not material, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.4 million. During the six months ended June 30, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.6 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. No interest expense has been allocated to operating segments during the three or six months ended June 30, 2026 and 2025.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to June 30, 2026 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no material subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

Acquisition of Boston Note Company

On July 31, 2026, a wholly owned subsidiary of the Company operating in its Financial Assets Division acquired Boston Note Company, a nationwide broker and buyer of privately held loans, notes, and mortgages, commonly known as seller notes or carry-back notes. Following the transaction, Boston Note Company will do business as Boston Note, a Heritage Global company. Aggregate purchase consideration is expected to be approximately $2.0 million if all contingent milestones are achieved.

Wind Down of Specialty Lending Segment

On July 30, 2026, the Board authorized a strategic plan (the “Exit Plan”) to wind down the Company’s Specialty Lending segment, which has operated through Heritage Global Capital LLC, a wholly owned subsidiary of the Company (“HGC”), and provided specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Based upon the continuation of difficulties with its largest borrower as previously described in the Company's Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on May 7, 2026, declining further in the second quarter of 2026, and the Board’s evaluation of the business of the Specialty Lending segment in consultation with its advisors, the Board determined that the Exit Plan is in the best interests of the Company. As part of the Exit Plan, HGC will take steps to wind down or exit its position in the joint ventures through which HGC conducts a portion of the business of Specialty Lending segment.

In connection with the implementation of the Exit Plan, the Company expects to incur cash expenditures consisting primarily of employee-related costs related to the wind down process and professional services expenses. The total amount of these expenditures has yet to be determined and will depend on the duration and scope of the activities necessary to implement the Exit Plan. The Company will file an amendment to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, after it makes a determination of such estimate.

In addition, the Company will recognize a material non-cash impairment charge of approximately $21.7 million, which the Company recognized for the reporting period ended June 30, 2026. Of the aggregate non-cash impairment charges, (i) $18.2 million consists of the write-down of equity method investments and (ii) approximately $3.5 million consists of an increase in the reserve for credit losses for notes receivable.

The Company anticipates that the Exit Plan will commence in the third quarter of 2026 and the completion date will depend on the duration and scope of the activities necessary to implement the Exit Plan. As part of the Exit Plan, the Company, through the Specialty Lending segment, may continue to fund an immaterial number of loans or pursue restructuring efforts with its remaining borrowers.

The costs (including the categories of costs incurred) and timing estimates related to the Exit Plan are subject to a number of assumptions and actual results may differ. As the Exit Plan is implemented, management will continue to evaluate the estimated costs (including the categories of costs incurred) and timing set forth above and may revise its estimates of such costs and timing, as appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc., a Florida Corporation ("HG") (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and six month periods ended June 30, 2026 and 2025, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 (the “Form 10-K”).

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

Wind Down of Specialty Lending Segment

As discussed further under Note 16 – Recent Developments, on July 30, 2026, the Board authorized a strategic plan (the “Exit Plan”) to wind down the Company’s Specialty Lending segment. As part of the Exit Plan, HGC will take steps to wind down or exit its position in the joint ventures through which HGC conducts a portion of the business of Specialty Lending segment. The Company anticipates that the Exit Plan will commence in the third quarter of 2026 and the completion date will depend on the duration and scope of the activities necessary to implement the Exit Plan.

The organization chart below outlines our basic domestic corporate structure as of June 30, 2026.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. Our share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of June 30, 2026, the amortized cost basis of loans in nonaccrual status was $4.6 million and is recorded within notes receivable. As of June 30, 2026, the Company's notes receivable balance of nonaccrual loans net of the $3.5 million allowance for credit losses, was $1.1 million

Based upon the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026, on July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information.

Specialty Lending - Equity method investments impairment

Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment's carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment's carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee's financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the value of the investment. Management's estimate of fair value of an investment is based on the income approach. For the income approach, the fair value is typically based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants.

Based upon the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026, on July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information.

Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, we believe we will not recover the carrying amount of our equity method investments in a liquidation event and we have determined that the loss in investment value is other than temporary. As a result, the Company concluded the asset was impaired and recorded a non-cash impairment charge of $18.2 million during the three months ended June 30, 2026.

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

Differentiated business model. We believe we have diversified business lines serving the financial and industrial asset liquidation market. We have multiple revenue streams including our consumer and commercial loan brokerages, principal based auction services, refurbishment and resale, and advisory services and secured financing on laboratory equipment sales. Further, our business is event-driven and we have repeat, forward-flow contracts in place with industry leading customers. We expect to drive growth in our revenue streams by taking different roles, and using partners as needed.

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

Financial Assets Division

Our Financial Assets Division provides services to issuers of consumer and commercial credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

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

Specialty Lending Segment

As of June 30, 2026, through HGC, we provide specialty financing solutions to investors in charged-off and nonperforming asset portfolios. Since the inception of HGC in 2019, we have issued $161.0 million in total loans to investors by both self- funded loans and in partnership with senior lenders. Our portion of the total loans funded since inception is $74.5 million. Our income from secured lending consists of upfront fees, interest income, monthly monitoring fees and backend profit share. As of June 30, 2026, our net balance related to investments in loans to buyers of charged-off and nonperforming receivable portfolios was $3.9 million, which is classified as notes receivable on our condensed consolidated balance sheet. On July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 16 - Subsequent Events, and the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2026, for additional information.

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

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. Other than stated above, there were no material changes to these policies during the six months ended June 30, 2026.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $9.4 million and $18.1 million as of June 30, 2026 and December 31, 2025, respectively.

Our current assets as of June 30, 2026 decreased to $23.0 million compared to $33.6 million as of December 31, 2025. This change was primarily due to a decrease in cash of $7.3 million, as further discussed below, a decrease in the current portion of notes receivable of $3.7 million primarily due to an increased allowance for credit losses, and a decrease in inventory of $0.4 million, partially offset by an increase in accounts receivable of $0.6 million.

Our current liabilities as of June 30, 2026 decreased to $13.6 million compared to $15.5 million as of December 31, 2025. The most significant changes were a decrease of $0.6 million in payables to sellers due to the timing of certain asset liquidation settlements and a decrease of $1.0 million in accounts payable and accrued liabilities.

During the six months ended June 30, 2026, our primary source of cash was cash on hand and principal repayments on outstanding loans. Cash disbursements during the six months ended June 30, 2026 consisted primarily of approximately $8.5 million cash paid for the acquisition of substantially all of the assets of The Debt Exchange, Inc., investments in notes receivable, repurchases of our common stock, and capital expenditures related to improvements to our new building.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our on-going operations and accessing financing from a future credit facility, currently being negotiated with C3bank and expected to be executed in the third quarter of 2026.

Our indebtedness consists of a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association, that provides for a $4.1 million term loan (the “Mortgage”).

On February 6, 2025 we entered into the Mortgage Loan Agreement with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for the Mortgage which we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025. This property is used as the Company’s corporate headquarters and as warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of June 30, 2026, we had an outstanding balance of $4.1 million on the Mortgage.

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

On June 25, 2026 we entered into a change in terms agreement with the Lender that extends the maturity date of the 2021 Credit Facility to July 27, 2026. The 2021 Credit Facility matured on July 27, 2026 and we are actively working with the Lender to establish a new line of credit which management believes will be executed in the third quarter of 2026. As of June 30, 2026, we had no outstanding balance on the 2021 Credit Facility. Management’s liquidity conclusion does not depend on obtaining the replacement facility.

Capital Resources

As of June 30, 2026 and December 31, 2025, we had stockholders’ equity of $51.9 million and $67.0 million, respectively.

The decrease in stockholders' equity of $15.1 million is mainly due to noncash charges recognized in the second quarter of 2026, in connection with the implementation of the Exit Plan. The noncash charges did not result in any cash expenditures and did not affect the Company’s cash balances or liquidity as of June 30, 2026. Accordingly, the charge is not expected to affect the Company’s ability to fund its ongoing business activities or future operations.

In connection with the implementation of the Exit Plan, the Company expects to incur cash expenditures consisting primarily of employee-related costs related to the wind down process and professional services expenses. The total amount of these expenditures have yet to be determined and will depend on the duration and scope of the activities necessary to implement the Exit Plan.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital, future net cash flows from operating activities and a new credit facility with C3bank, which we expect to be in place prior to the end of the third quarter of 2026. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets and our investment activity under our Specialty Lending segment. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through capital partners.

Cash Position and Cash Flows

Cash and cash equivalents as of June 30, 2026 were $13.2 million as compared to $20.5 million as of December 31, 2025, a decrease of approximately $7.3 million. The total cash amount reflected on our balance sheet represents the total cash and cash equivalents held on account. Cash amounts owed to our clients are identified as payables to sellers within current liabilities. We view cash net of payables to sellers as available for operations or investment purposes. As of June 30, 2026 payables to sellers was $6.7 million, resulting in a net cash available balance of $6.5 million compared to available cash of $13.2 million as of December 31, 2025.

Cash From Operating Activities

Cash used in operations was $1.1 million during the six months ended June 30, 2026 as compared to cash provided by operations of $4.5 million during the same period in 2025. The approximate $5.6 million change was attributable to a decrease of $1.9 million in net income adjusted for noncash items and a decrease in operating assets and liabilities of $3.6 million during the six months ended June 30, 2026 as compared to the same period in 2025.

The changes in operating assets and liabilities during the six months ended June 30, 2026 as compared to the same period in 2025 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash From Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 was $5.2 million compared to cash used in investing activities of $8.6 million during the same period in 2025.

Cash used in investing activities during the six months ended June 30, 2026 consisted primarily of the purchase price paid for the acquisition of substantially all of the assets of The Debt Exchange, Inc. of $8.5 million, the purchase of property and equipment of $0.8 million, and investments in notes receivable of $2.0 million. Cash used in investing activities during the six months ended June 30, 2026 was offset by payments received on notes receivable of $3.1 million, return of investment and cash distributions received from equity method investments of $2.2 million, and return of participating interest of $0.7 million.

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

Cash From Financing Activities

Cash used in financing activities was approximately $1.0 million during the six months ended June 30, 2026 compared to cash provided by financing activities of $2.2 million during the six months ended June 30, 2025. Financing activities during the six months ended June 30, 2026 consisted primarily of repayments of secured borrowing of $0.8 million and $0.3 million in repurchases of our common stock. Financing activities during the six months ended June 30, 2025 consisted primarily of $4.1 million in proceeds from our Mortgage and $1.1 million of proceeds from secured borrowing, partially offset by $2.6 million in repurchases of our common stock.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Revenues:
Services revenue	$7,910	$10,266	$(2,356)	(23)%	$14,821	$17,914	$(3,093)	(17)%
Asset sales	4,355	4,038	317	8%	10,169	9,849	320	3%
Total revenues	12,265	14,304	(2,039)	(14)%	24,990	27,763	(2,773)	(10)%

Operating costs and expenses:
Cost of services revenue	1,120	2,972	(1,852)	(62)%	2,172	4,647	(2,475)	(53)%
Cost of asset sales	2,803	2,921	(118)	(4)%	6,178	6,694	(516)	(8)%
Selling, general and administrative	10,839	6,140	4,699	77%	18,458	12,674	5,784	46%
Depreciation and amortization	240	118	122	103%	414	236	178	75%
Total operating costs and expenses	15,002	12,151	2,851	23%	27,222	24,251	2,971	12%
Earnings of equity method investments	(18,174)	79	(18,253)	(23105)%	(17,671)	123	(17,794)	(14467)%
Operating (loss) income	(20,911)	2,232	(23,143)	(1037)%	(19,903)	3,635	(23,538)	(648)%
Interest (expense) income, net	(65)	18	(83)	(461)%	(85)	74	(159)	(215)%
(Loss) income before income tax (benefit) expense	(20,976)	2,250	(23,226)	(1032)%	(19,988)	3,709	(23,697)	(639)%
Income tax (benefit) expense	(5,088)	613	(5,701)	(930)%	(4,817)	1,008	(5,825)	(578)%
Net (loss) income	$(15,888)	$1,637	$(17,525)	(1071)%	$(15,171)	$2,701	$(17,872)	(662)%

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

We report segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (CODM), which was determined to be Ross Dove, CEO, for making decisions and assessing performance as the source of our reportable segments. We manage our business primarily on differentiated revenue streams for services offered. Our reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Consumer Loans segment, Commercial Loans segment and Specialty Lending segment. The Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. The Consumer Loan segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. The Commercial Loans segment, through DebtX provides loan sale advisement and valuation services. The Specialty Lending segment, through HGC, provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios.

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

The following tables set forth certain financial information for the Company's reportable segments for the three month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,565	$1,291	$2,441	$1,779	$266	$—	$8,342
Operating expenses [2]	(2,242)	(1,039)	(1,292)	(1,643)	(3,756)	(1,107)	(11,079)
Earnings from equity method investments	2	—	—	—	(18,176)	—	(18,174)
Operating income (loss)	$325	$252	$1,149	$136	$(21,666)	$(1,107)	$(20,911)

	Three Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,853	$1,420	$3,707	$—	$431	$—	$8,411
Operating expenses [2]	(1,964)	(1,017)	(1,730)	—	(311)	(1,236)	(6,258)
Earnings from equity method investments	19	—	—	—	60	—	79
Operating income (loss)	$908	$403	$1,977	$—	$180	$(1,236)	$2,232

The following tables set forth certain financial information for the Company's reportable segments for the six month periods ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$4,960	$2,830	$5,929	$2,428	$493	$—	$16,640
Operating expenses [2]	(4,421)	(2,071)	(3,116)	(2,898)	(4,026)	(2,340)	(18,872)
Earnings from equity method investments	522	—	—	—	(18,193)	—	(17,671)
Operating income (loss)	$1,061	$759	$2,813	$(470)	$(21,726)	$(2,340)	$(19,903)

	Six Months Ended June 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$5,728	$2,743	$7,086	$—	$800	$65	$16,422
Operating expenses [2]	(4,088)	(2,068)	(3,509)	—	(664)	(2,581)	(12,910)
Earnings from equity method investments	(1)	—	—	—	124	—	123
Operating income (loss)	$1,639	$675	$3,577	$—	$260	$(2,516)	$3,635

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auctions and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended June 30, 2026, the total amount of gross profit allocated to ALT from HGP was not material, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.4 million. During the six months ended June 30, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.6 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. No interest expense has been allocated to operating segments during the three or six months ended June 30, 2026 and 2025.

Three-Month Period Ended June 30, 2026 Compared to Three-Month Period Ended June 30, 2025

Revenues and cost of revenues – Revenues were $12.3 million during the three months ended June 30, 2026 compared to $14.3 million during the same period in 2025. Costs of services revenue and asset sales were $3.9 million during the three months ended June 30, 2026 compared to $5.9 million during the three months ended June 30, 2025. The gross profit of these items was $8.3 million during the three months ended June 30, 2026 compared to $8.4 million during the same period in 2025, a decrease of approximately $0.1 million, or approximately 1%. The decrease in gross profit in the second quarter of 2026 compared to the second quarter of 2025 is primarily due to a decrease in gross profit generated by our consumer loans segment and normal changes in the timing and magnitude of transactions, offset by the inclusion of gross profit from DebtX beginning in the first quarter of 2026.

Selling, general and administrative expense – Selling, general and administrative expense was $10.8 million during the three months ended June 30, 2026 compared to $6.1 million during the same period in 2025.

Significant components of selling, general and administrative expense for the three months ended June 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended June 30,
	2026	2025	% change
Compensation
Auction and liquidation	$1,404	$1,396	1%
Refurbishment and resale	678	691	(2)%
Consumer loans	897	1,374	(35)%
Commercial loans	1,346	—	100%
Specialty lending	197	266	(26)%
Corporate and other	487	615	(21)%
Stock-based compensation	171	229	(25)%
Board of Directors fees	123	123	0%
Accounting, tax and legal professional fees	357	278	28%
Insurance	147	148	(1)%
Occupancy	465	336	38%
Travel and entertainment	184	121	52%
Advertising and promotion	144	165	(13)%
Information technology support	421	205	105%
Provision for credit losses	3,531	(1)	100%
Other	287	194	48%
Total selling, general & administrative expense	$10,839	$6,140	77%

Selling, general and administrative expense during the three months ended June 30, 2026 increased by approximately $4.7 million compared to the selling, general and administrative expense during same period of 2025. The increase in selling, general and administrative expense during the three months ended June 30, 2026 was primarily due to the increased allowance for credit losses on notes receivable and the acquisition of substantially all of the assets of The Debt Exchange, Inc.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the three month period ended June 30, 2026 compared to $0.1 million during the three month period ended June 30, 2025.

Earnings in Equity Method Investments – Earnings in equity method investments was a loss of approximately $18.2 million during the three months ended June 30, 2026 compared to earnings of approximately $79,000 during the same period in 2025. The approximate $18.1 million decrease is due to the impairment charges recorded in 2026 related to the winding down of the Company’s Specialty Lending segment based upon the continuation of difficulties with the Company’s largest borrower. Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, the Company concluded the asset was impaired and recorded a non-cash impairment charge of $18.2 million during the three months ended June 30, 2026.

Six-Month Period Ended June 30, 2026 Compared to Six-Month Period Ended June 30, 2025

Revenues and cost of revenues – Revenues were $25.0 million during the six months ended June 30, 2026 compared to $27.8 million during the same period in 2025. Costs of services revenue and asset sales were $8.4 million during the six months ended June 30, 2026 compared to $11.3 million during the same period in 2025. The gross profit of these items was $16.6 million during the six months ended June 30, 2026 compared to $16.4 million during the same period in 2025, an increase of approximately $0.2 million, or approximately 1%. The increase in gross profit during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to the inclusion of gross profit from DebtX beginning in 2026, offset by to normal changes in the timing and magnitude of asset liquidation transactions and a decrease in gross profit generated by our consumer loans segment.

Selling, general and administrative expense – Selling, general and administrative expense was $18.5 million during the six months ended June 30, 2026 compared to $12.7 million during the same period of 2025.

Significant components of selling, general and administrative expense for the six months ended June 30, 2026 and 2025 are shown below (in thousands):

	Six Months Ended June 30,
	2026	2025	% change
Compensation
Auction and liquidation	$2,951	$2,987	(1)%
Refurbishment and resale	1,344	1,445	(7)%
Consumer loans	2,323	2,736	(15)%
Commercial loans	2,333	—	100%
Specialty lending	440	568	(23)%
Corporate and other	1,050	1,238	(15)%
Stock-based compensation	382	509	(25)%
Board of Directors fees	245	245	0%
Accounting, tax and legal professional fees	696	620	12%
Insurance	308	315	(2)%
Occupancy	862	667	29%
Travel and entertainment	381	269	42%
Advertising and promotion	364	338	8%
Information technology support	744	403	85%
Provision for credit losses	3,511	(4)	100%
Other	524	338	55%
Total selling, general & administrative expense	$18,458	$12,674	46%

Selling, general and administrative expense during the six months ended June 30, 2026 increased by approximately $5.8 million compared to the selling, general and administrative expense during same period of 2025. The increase in selling, general and administrative expense during the six months ended June 30, 2026 was primarily due to the increased allowance for credit losses on notes receivable and the acquisition of substantially all of the assets of The Debt Exchange, Inc.

Depreciation and amortization expense – Depreciation and amortization expense was $0.4 million during the six months ended June 30, 2026 compared to $0.2 million in the same period in 2025.

Earnings in Equity Method Investments – Earnings in equity method investments were a loss of $17.7 million during the six months ended June 30, 2026 compared to earnings of $0.1 million during the same period in 2025. The $17.8 million decrease is due to the impairment charges recorded in 2026 related to the winding down of the Company’s Specialty Lending segment based upon the continuation of difficulties with the Company’s largest borrower. Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, the Company concluded the asset was impaired and recorded a non-cash impairment charge of $18.2 million during the three months ended June 30, 2026.

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

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We define EBITDA as net income plus depreciation and amortization, interest expense, and provision for income taxes. Adjusted EBITDA is EBITDA further adjusted for stock-based compensation expense, noncash provision for or recovery of credit losses, and noncash impairment of equity-method investments. Management uses EBITDA and Adjusted EBITDA in assessing the Company’s results, evaluating the Company’s performance and in reaching operating and strategic decisions. Management believes that the presentation of EBITDA and Adjusted EBITDA, when considered together with our GAAP financial statements and the reconciliation to the most directly comparable GAAP financial measure, is useful in providing investors a more complete understanding of the factors and trends affecting the underlying performance of the Company on a historical and ongoing basis. Our use of EBITDA and Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information below, which reconciles our GAAP reported net income to EBITDA and Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(15,888)	$1,637	$(15,171)	$2,701
Add back:
Depreciation and amortization	240	118	414	236
Interest expense (income), net	65	(18)	85	(74)
Income tax (benefit) expense	(5,088)	613	(4,817)	1,008
EBITDA	(20,671)	2,350	(19,489)	3,871

Management add back:
Stock based compensation	171	229	382	509
Noncash provision for (recovery of) credit losses	3,531	223	3,511	(4)
Noncash impairment of equity method investments	18,156	—	18,156	0
Adjusted EBITDA	$1,187	$2,802	$2,560	$4,376

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Further, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased 103,265 shares in the open market during the three months ended June 30, 2026 pursuant to the 2025 Repurchase Program. As discussed in the footnotes to the following table, the 2025 Repurchase Program ends on June 30, 2028.

The following table presents the number and average price of shares purchased in each fiscal month during the three months ended June 30, 2026:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [3]
April 1 through April 30, 2026	—	$—	—	$7,359,008
May 1 through May 31, 2026	33,346	1.30	33,346	7,315,807
June 1 through June 30, 2026	69,919	1.29	69,919	7,225,734
Total	103,265	$1.29	103,265	$7,225,734
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

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

On May 26, 2026, James Sklar, Executive Vice President, General Counsel and Secretary, adopted a written arrangement intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Trading Plan"). The Trading Plan provides for the sale of 22,500 shares of our common stock between September 1, 2026 and June 1, 2027.

During the fiscal quarter ended June 30, 2026, none of our other directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Amended and Restated Employment Agreement with David Ludwig

On August 10, 2026, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with David Ludwig, effective as of August 1, 2026 (the “Effective Date”). The Employment Agreement amends and restates in full the Employment Agreement, dated June 1, 2023, between the Company and Mr. Ludwig (the “Prior Employment Agreement”). The Employment Agreement was approved by the Compensation Committee of the Company. Prior to August 1, 2026 and pursuant to the Prior Employment Agreement, Mr. Ludwig served as President of the Financial Assets Division of the Company.

Pursuant to the terms of the Employment Agreement, effective August 1, 2026, Mr. Ludwig will transition to the role of senior advisor for the Financial Assets Division of the Company. The term of the Employment Agreement began on the Effective Date and ends on July 31, 2027 (the “Initial Employment Period” and, together with any Renewal Term (defined below), the “Employment Period”), after which the Employment Agreement will automatically renew for additional one-year terms (each, a “Renewal Term”) unless either the Company or Mr. Ludwig elects not to renew the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Ludwig will be entitled to an annual base salary of $400,000 during the Initial Employment Period and an annual base salary of $200,000 during any Renewal Term. During the Employment Period, Mr. Ludwig will be entitled to participate in all health and welfare benefit plans and practices maintained by Company for its executive employees.

Furthermore, the Company may terminate Mr. Ludwig’s employment at any time during any Renewal Term with or without cause. In the event the Company terminates Mr. Ludwig’s employment without cause, the Company may, in its sole discretion and without obligation to do so, elect to pay Mr. Ludwig a severance amount equal to $200,000, payable in arrears in equal semi-monthly installments. The Employment Agreement also contains standard covenants prohibiting the solicitation of employees and customers or suppliers of the Company and competition against the Company during the twelve-month period following the termination of Mr. Ludwig’s employment.

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

10.1*	Amended and Restated Employment Agreement, by and between Heritage Global Inc. and David Ludwig, effective as of August 1, 2026.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Heritage Global Inc.

Date: August 13, 2026	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)