Form 10-Q
period 2026-09-30
Heritage Global Inc.
filed 2026-11-05
CIK 849145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2026, there were 34,647,415 shares of common stock outstanding, $0.01 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,591	$20,522
Accounts receivable, net	2,805	1,857
Current portion of notes receivable, net	963	4,528
Inventory – equipment	6,621	5,931
Other current assets	925	756
Total current assets	26,905	33,594
Non-current portion of notes receivable, net	3,370	4,893
Equity method investments	3,175	21,060
Property and equipment, net	12,106	10,884
Right-of-use assets	903	1,518
Intangible assets, net	6,428	3,100
Goodwill	13,954	7,446
Deferred tax assets	9,509	4,402
Other assets	814	1,542
Total assets	$77,164	$88,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,472	$6,487
Payables to sellers	9,177	7,273
Current portion of third party debt	2,000	—
Current portion of lease liabilities	686	829
Other current liabilities	1,604	948
Total current liabilities	18,939	15,537
Non-current portion of third party debt	4,100	4,100
Non-current portion of lease liabilities	372	790
Other non-current liabilities	637	1,029
Total liabilities	24,048	21,456

Stockholders’ equity:
Preferred stock, $10.00 par value, authorized 10,000,000 shares; issued and outstanding 563 of Series N as of September 30, 2026 and December 31, 2025; with liquidation preference over common stockholders equivalent to $1,000 per share	6	6
Common stock, $0.01 par value, authorized 300,000,000 shares; issued 37,755,137 and 37,639,211 shares as of September 30, 2026 and December 31, 2025, respectively; and outstanding 34,647,415 and 34,741,553 shares as of September 30, 2026 and December 31, 2025, respectively	378	376
Additional paid-in capital	297,017	296,477
Accumulated deficit	(238,391)	(224,257)
Treasury stock at cost, 3,107,722 and 2,897,658 shares as of September 30, 2026 and December 31, 2025, respectively	(5,894)	(5,619)
Total stockholders’ equity	53,116	66,983
Total liabilities and stockholders’ equity	$77,164	$88,439

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Services revenue	$9,821	$7,475	$24,642	$25,389
Asset sales	4,770	3,885	14,939	13,734
Total revenues	14,591	11,360	39,581	39,123

Operating costs and expenses:
Cost of services revenue	2,363	1,451	4,535	6,098
Cost of asset sales	3,003	2,609	9,180	9,303
Selling, general and administrative	7,980	5,968	26,439	18,642
Depreciation and amortization	206	120	620	356
Total operating costs and expenses	13,552	10,148	40,774	34,399
Earnings (loss) of equity method investments	5	89	(17,666)	212
Operating income (loss)	1,044	1,301	(18,859)	4,936
Interest and other (expense) income, net	(83)	34	(168)	108
Income (loss) before income tax (benefit) expense	961	1,335	(19,027)	5,044
Income tax (benefit) expense	(76)	750	(4,893)	1,758
Net income (loss)	$1,037	$585	$(14,134)	$3,286

Weighted average common shares outstanding – basic	34,739,768	34,547,477	34,655,037	35,585,976
Weighted average common shares outstanding – diluted	35,070,982	35,205,152	34,655,037	36,255,562
Net income (loss) per share – basic	$0.03	$0.02	$(0.41)	$0.09
Net income (loss) per share – diluted	$0.03	$0.02	$(0.41)	$0.09

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of US dollars, except share amounts)

(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2025	563	$6	37,639,211	$376	$296,477	$(224,257)	2,897,658	$(5,619)	$66,983
Issuance of restricted common stock	—	—	100,000	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	211	—	—	—	211
Repurchase of common stock	—	—	—	—	—	—	106,799	(141)	(141)
Net income	—	—	—	—	—	717	—	—	717
Balance as of March 31, 2026	563	6	37,739,211	377	296,687	(223,540)	3,004,457	(5,760)	67,770
Issuance of common stock from stock option awards	—	—	7,956	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	—	—	171	—	—	—	171
Repurchase of common stock	—	—	—	—	—	—	103,265	(134)	(134)
Net loss	—	—	—	—	—	(15,888)	—	—	(15,888)
Balance as of June 30, 2026	563	6	37,747,167	377	296,851	(239,428)	3,107,722	(5,894)	51,912
Issuance of common stock from stock option awards	—	—	7,970	1	(8)	—	—	—	(7)
Stock-based compensation expense	—	—	—	—	174	—	—	—	174
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,037	—	—	1,037
Balance as of September 30, 2026	563	$6	37,755,137	$378	$297,017	$(238,391)	3,107,722	$(5,894)	$53,116

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands of US dollars, except share amounts)

(unaudited)

					Additional
	Preferred stock		Common stock		paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	capital	deficit	Shares	Amount	Total
Balance as of December 31, 2024	563	$6	37,380,944	$374	$295,657	$(227,844)	1,662,583	$(2,992)	$65,201
Issuance of restricted common stock	—	—	256,822	2	(79)	—		—	(77)
Stock-based compensation expense	—	—	—	—	280	—	—	—	280
Repurchase of common stock							490,651	(1,042)	(1,042)
Net income	—	—	—	—	—	1,064	—	—	1,064
Balance as of March 31, 2025	563	6	37,637,766	376	295,858	(226,780)	2,153,234	(4,034)	65,426
Issuance of common stock from stock option awards	—	—	1,445	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	229	—	—	—	229
Repurchase of common stock	—	—	—	—	—	—	744,424	(1,585)	(1,585)
Net income	—	—	—	—	—	1,637	—	—	1,637
Balance as of June 30, 2025	563	6	37,639,211	376	296,086	(225,143)	2,897,658	(5,619)	65,706
Stock-based compensation expense	—	—	—	—	204	—	—	—	204
Net income	—	—	—	—	—	585	—	—	585
Balance as of September 30, 2025	563	$6	37,639,211	$376	$296,290	$(224,558)	2,897,658	$(5,619)	$66,495

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of US dollars) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(14,134)	$3,286
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred issuance costs and fees, net	(29)	(8)
Loss (earnings) of equity method investments	17,666	(212)
Noncash credit loss provision (recovery)	3,512	(35)
Amortization of right-of-use assets	615	514
Depreciation and amortization	620	356
Deferred taxes	(5,107)	1,179
Stock-based compensation expense	556	713
Changes in operating assets and liabilities:
Accounts receivable	(946)	(282)
Inventory – equipment	(690)	(263)
Other current assets	(102)	297
Accounts payable and accrued liabilities	(1,014)	130
Payables to sellers	1,904	(600)
Lease liabilities	(561)	(518)
Other current liabilities	27	—
Net cash provided by operating activities	2,317	4,557

Cash flows from investing activities:
Investment in notes receivable	(2,008)	(4,433)
Payments received on notes receivable	3,610	5,132
Acquisitions	(9,191)	—
Investment in participating interest	—	(1,575)
Return of investment in participating interest	728	45
Investment in equity method investments	(2,000)	(1,575)
Return of investment in equity method investments	1,729	1,135
Cash distributions from equity method investments	490	212
Purchase of property and equipment	(1,543)	(7,861)
Net cash used in investing activities	(8,185)	(8,920)

Cash flows from financing activities:
Proceeds from debt payable to third parties	3,000	4,100
Repayment of debt payable to third parties	(1,000)	(395)
Proceeds from secured borrowing	—	1,050
Repayments of secured borrowing	(774)	—
Payments of tax withholdings related to issuance of restricted common stock and stock option awards	(14)	(80)
Repurchase of common stock	(275)	(2,627)
Net cash provided by financing activities	937	2,048
Net change in cash and cash equivalents	(4,931)	(2,315)
Cash and cash equivalents as of beginning of period	20,522	21,749
Cash and cash equivalents as of end of period	$15,591	$19,434

Supplemental cash flow information:
Cash paid for taxes	$656	$557
Cash paid for interest, net of amounts capitalized	$160	$37
Noncash purchase of property and equipment	$—	$138

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

HERITAGE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

These unaudited condensed consolidated interim financial statements include the accounts of Heritage Global Inc. (“HG”) together with its subsidiaries, including Heritage Global Partners, Inc. (“HGP”), BioSurplus LLC (“BioSurplus”), National Loan Exchange Inc. (“NLEX”), Heritage Global LLC (“HG LLC”), Heritage Global Capital LLC (“HGC”), Heritage ALT LLC (“ALT”), Heritage DebtX LLC ("DebtX"), and HG Boston Note LLC (“Boston Note”). These entities, collectively, are referred to as “the Company,” “us” “we” or “our” in these condensed consolidated financial statements. These condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include the assets, liabilities, revenues, and expenses of all subsidiaries over which HG exercises control. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company began its operations in 2009 with the establishment of HG LLC. The business was subsequently expanded by the acquisitions of HGP in 2012, NLEX in 2014, ALT in 2021, DebtX and Boston Note in 2026, and the creation of HGC in 2019. As a result, HG is positioned to provide an array of value-added capital and financial asset solutions: auction and appraisal services, traditional asset disposition sales, and specialty financing solutions. As of September 30, 2026, the Company’s reportable segments consisted of (1) Auction and Liquidation through HGP and BioSurplus, (2) Refurbishment & Resale through ALT, (3) Consumer Loans through NLEX, (4) Specialty Lending through HGC, and (5) Commercial Loans through DebtX and Boston Note. On July 30, 2026, the Board of Directors (the “Board”) of the Company authorized a strategic plan (the “Exit Plan”) to wind down the Company's Specialty Lending segment. The decision followed the Board's evaluation of the segment's operating performance, risk profile and future prospects, including continued deterioration in the segment's largest borrower relationship.

During the third quarter of 2026, the Company commenced implementation of the Exit Plan. The Exit Plan includes the orderly wind down of the Company's Specialty Lending operations, including the management, disposition or exit of certain joint venture investments and lending activities associated with the segment. During the wind-down period, the Company may continue to manage existing lending relationships and pursue recovery and restructuring efforts designed to maximize recoveries from the remaining portfolio. In connection with the execution of the Exit Plan, the Company has incurred and expects to incur costs associated with exit activities, consisting primarily of professional services expenses directly related to the Exit Plan. Such costs were not material for the three months ended September 30, 2026, and are not expected to be material in the aggregate. The Company will continue to incur ordinary operating expenses, primarily compensation and related costs for employees administering the wind-down of the remaining loan portfolio, which are recognized as incurred within selling, general and administrative expenses in the condensed consolidated statements of income. The Company expects the wind-down to be completed by the end of 2027, with HGC operating expenses expected to decline beginning in the first quarter. The actual timing may differ from the Company’s current estimates and will depend on the duration and scope of the activities necessary to execute the Exit Plan.

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

Repurchase Program

The Board previously authorized a share repurchase program (“2022 Repurchase Program”), which permitted the Company to purchase up to an aggregate of $6.0 million in common shares over a three year period. The 2022 Repurchase Program ended on June 30, 2025, with the Company utilizing approximately $5.6 million of the authorized $6.0 million for the repurchase of 2,897,658 common shares in the open market.

Following the expiration of the 2022 Repurchase Program, the Board authorized a new share repurchase program (the “2025 Repurchase Program”) on July 31, 2025. The 2025 Repurchase Program authorizes the repurchase of up to $7.5 million of the Company’s outstanding common stock through June 30, 2028. The timing and actual number of shares repurchased will depend on various factors, including share price, general business and market conditions, and the opportunities within the Company’s operations. As of September 30, 2026, the Company had approximately $7.2 million in aggregate dollar value of shares that may be purchased under the 2025 Repurchase Program.

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

All services and asset sales revenue from contracts with customers consists of four reportable segments: Auction and Liquidation, Refurbishment & Resale, Consumer Loans and Commercial Loans. Generally, revenue is recognized at the point in time in which the performance obligation has been satisfied and full consideration is received. The exception to recognition at a point in time occurs when certain contracts provide for advance payments recognized over a period of time. Services revenue recognized over a period of time is not material in comparison to total revenues (less than 2% of total revenues for the three and nine months ended September 30, 2026 and 2025), and therefore not reported on a disaggregated basis. Further, as certain contracts stipulate that the customer make advance payments, amounts not recognized within the reporting period are considered deferred revenue and the Company’s “contract liability”. The deferred revenue balance was approximately $1.0 million as of September 30, 2026 and $0.9 million as of December 31, 2025, and is reflected in other current liabilities on the condensed consolidated balance sheets. The deferred revenue balance is primarily related to customer deposits on asset sales within the Refurbishment & Resale segment. The Company records receivables in certain situations based on timing of payments for Auction and Liquidation transactions held at the end of the reporting period; however, revenue is generally recognized in the period that the Company satisfies the performance obligation and cash is collected. The Company does not record a “contract asset” for partially satisfied performance obligations.

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

Through its Specialty Lending segment, the Company provides specialty financing solutions to investors in charged-off and nonperforming asset portfolios. The Company recognizes revenue generated by lending activity in accordance with ASC 310. Fees collected in relation to the issuance of loans include loan origination fees, interest income, portfolio monitoring fees, and a backend profit share percentage related to the underlying asset portfolio. The monitoring fees and the backend profit share are considered a separate earnings process as compared to the origination fees and interest income. Monitoring fees are recorded at the agreed upon rate, and at the moment in which payments are made by the borrower. The backend profit share is recognized in accordance with the agreed upon rate at the time in which the amount is realizable and earned. The recognition policy was established due to the uncertainty of timing of the receipt of backend profit share and the amount of backend profit share which will be realized. On July 30, 2026, the Board authorized the Exit Plan to wind down the Company’s Specialty Lending segment. Refer to Note 1 – Basis of Presentation for additional information.

Through its Refurbishment & Resale segment, the Company offers financing on its standard laboratory equipment sales. The Company recognizes revenue upon shipment of its financed products in accordance with ASC 606. The Company records a loan receivable for the unpaid balance of the order. A loan amortization table is created upon shipment outlining the principal and interest income portion of each future payment. These loans are classified as held-for-investment and accounted for under the guidelines of ASC 310.

For both the Specialty Lending and Refurbishment & Resale segments, loan origination fees are offset with any direct origination costs and are deferred upon issuance of the loan and amortized over the lives of the related loans, as an adjustment to interest income. The interest method is used to arrive at a periodic interest cost (including amortization) that will represent a level effective rate on the sum of the face amount of the debt and (plus or minus) the unamortized premium or discount and expense at the beginning of each period.

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

On July 30, 2026, the Board authorized the Exit Plan to wind down the Company’s Specialty Lending segment. Refer to Note 1 – Basis of Presentation for additional information. As of September 30, 2026, and as a result of the wind down, the full amount of loans held on the Company’s balance sheet have been placed in nonaccrual status. The amortized cost basis of loans in nonaccrual status was $7.5 million and is recorded within notes receivable. As of September 30, 2026, the Company's notes receivable balance of nonaccrual loans net of the $3.8 million allowance for credit losses, was $3.7 million.

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

Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, we believe we will not recover the carrying amount of our equity method investments in a liquidation event and we have determined that the loss in investment value is other than temporary. As a result, the Company concluded the asset was impaired and recorded a noncash impairment charge of $18.2 million during the three months ended June 30, 2026, reducing its carrying value to zero. The charge is included in the condensed consolidated statement of income for the nine months ended September 30, 2026.

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

The table below summarizes the allowance for credit loss balance as of, and the changes made during the year ended December 31, 2025 and the nine months ended September 30, 2026, respectively (in thousands):

	Accounts Receivable	Notes Receivable	Total
Balance as of December 31, 2024	$132	$383	$515
(Recovery) provision for credit losses	23	(43)	(20)
Balance as of December 31, 2025	155	340	495
(Recovery) provision for credit losses	(124)	3,514	3,390
Balance as of September 30, 2026	$31	$3,854	$3,885

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

As of September 30, 2026 and December 31, 2025, the reserve for credit losses related to accounts receivable was less than $0.1 million and approximately $0.2 million, respectively.

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

During the three months ended June 30, 2026, the Company increased its allowance for credit losses related to loans to buyers of charged-off and nonperforming receivable portfolios by $3.5 million primarily due to the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026. Refer to Note 1 – Basis of Presentation for additional information.

Lacking historical internal data upon which to base a reserve for credit losses to notes receivable, the Company, under ASC 326, estimates its reserve using external credit loss experience data. Management observes that the Company's notes receivable related to the financing of laboratory equipment are similar in character to transactions undertaken by smaller banking institutions. For its notes receivables related to the financing of laboratory equipment sales, the Company estimates its expected credit losses based on the Scaled Current Expected Credit Loss (CECL) Allowance Loss Estimator (“SCALE rate”) available from the Federal Reserve. The SCALE rate methodology is endorsed by the FASB and the Conference of State Bank Supervisors. Management determined under ASC 326 that the SCALE rate, a generally applicable rate, may be appropriately adjusted by its assessment of observable facts and relevant circumstances indicating that the factors analyzed in the determination of the SCALE rate may not conform to the Company's operations and borrower assessments. As of September 30, 2026 management determined that the SCALE rate plus 1% to be appropriate for the notes receivables related to the financing of laboratory equipment sales.

As of September 30, 2026 and December 31, 2025, the Company's allowance for credit losses related to notes receivable outstanding was approximately $3.9 million and $0.3 million, respectively.

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. Contingent consideration is recognized at its acquisition-date fair value as part of the purchase consideration. It is remeasured to fair value at each reporting date, with changes recognized in interest and other (expense) income, net.

Effective January 1, 2026 Heritage DebtX LLC (“DebtX”), a wholly owned subsidiary of Heritage Global, Inc., acquired substantially all of the assets of The Debt Exchange, Inc. for approximately $8.5 million in cash. Effective July 31, 2026, HG Boston Note LLC (“Boston Note”), a wholly owned subsidiary of Heritage Global, Inc., acquired substantially all of the assets of Boston Note & Mortgage III, LLC for approximately $1.7 million, in both upfront cash and contingent consideration. The purchase price allocations for both acquisitions were based on an evaluation of the appropriate fair values and represent management's best estimate.

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

Future accounting pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income—Expense Disaggregation Disclosures“ (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company anticipates that ASU 2024-03 will have no accounting impact but will require additional disclosure to further detail certain income statement expense information.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and disclosures, which is not expected to be material.

Note 3 – Business Combinations

The Company has determined the following transactions to be business combinations in accordance with ASC 805 Business Combinations. Accordingly, the assets acquired and liabilities assumed in the transactions were recorded at their estimated acquisition fair values, while transaction costs associated with the acquisitions were expensed as incurred pursuant to the purchase method of accounting in accordance with ASC 805. The Company’s purchase price allocations were based on an evaluation of the appropriate fair values and represent management’s best estimate based on available data. Fair values are determined based on the requirements of ASC Topic 820, Fair Value Measurement (“ASC 820”).

DebtX

Effective January 1, 2026 (the “DebtX Acquisition Date”) and pursuant to an Asset Purchase Agreement dated January 9, 2026, Heritage DebtX LLC (“DebtX”), a wholly owned subsidiary of Heritage Global, Inc., completed the acquisition of substantially all of the assets of The Debt Exchange, Inc., a provider of loan sale advisory services for commercial and consumer debt. The acquisition enhances the Company’s capabilities in financial advisory services and expands its customer relationships within the banking and financial services sector. The total purchase consideration paid to The Debt Exchange, Inc. was approximately $8.5 million, consisting of cash paid at closing and amounts placed into escrow.

The following table summarizes the allocation of the purchase consideration to the estimated fair values of assets acquired and liabilities assumed as of the DebtX Acquisition Date (in thousands):

Other current assets	$67
Property and equipment	38
Intangible assets	3,060
Goodwill	5,301
Other current liabilities	(6)
Purchase price	$8,460

The $3.1 million of intangible assets are attributable to $1.3 million of customer relationships which will be amortized over a useful life of 15 years, $1.8 million for the DebtX trade name which has an indefinite useful life, and approximately $26,000 of noncompete agreements which will be amortized over one year.

The excess of the consideration transferred over the fair values of assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to increased synergies that are expected to be achieved from the acquisition. Goodwill is expected to be deductible for income tax purposes.

The financial results of DebtX have been included in the Company's consolidated financial statements since the DebtX Acquisition Date and have been reported as the Commercial Loans segment within the Company's Financial Assets Division. For the nine months ended September 30, 2026, DebtX contributed revenue of $3.3 million and net loss of $1.0 million to the Company's consolidated results.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented in the table below (in thousands) is provided for illustrative purposes only and summarizes the combined results of operations of the Company and DebtX for the three and nine months ended September 30, 2026 and 2025. For purposes of this pro forma presentation, the acquisition of substantially all of the assets of The Debt Exchange, Inc. is assumed to have occurred on January 1, 2025. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2025, and are not intended to be a projection of future trends or results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		pro forma		pro forma
Pro forma revenues	$14,591	$12,369	$39,581	$44,319
Pro forma net operating income	$1,044	$1,044	$(18,859)	$5,471
Pro forma net income	$1,037	$398	$(14,134)	$3,676

Pro forma net income per share - basic	$0.03	$0.01	$(0.41)	$0.10
Pro forma net income per share - diluted	$0.03	$0.01	$(0.41)	$0.10

Boston Note

Effective July 31, 2026 (the “Boston Note Acquisition Date”) HG Boston Note LLC (“Boston Note”), a wholly owned subsidiary of Heritage Global, Inc., completed the acquisition of substantially all of the assets of Boston Note & Mortgage III, LLC, (the “Seller”) a nationwide broker and buyer of privately held loans, notes, and mortgages, commonly known as seller notes or carry-back notes. The acquisition allows the Company's Financial Assets Division to enter additional financial asset classes and distribution channels. The total purchase consideration expected to be paid to the Seller is approximately $1.7 million, including $0.7 million of cash paid at closing and $1.0 million of estimated contingent consideration.

The purchase agreement provides for additional cash payments of up to $1.3 million in aggregate if Boston Note achieves specified net operating income milestones over the three years following the acquisition. The purchase agreement also provides for additional payments equal to 15% of Boston Note’s net operating income in excess of $0.5 million for each milestone period. The contingent consideration is not contingent on the continued employment of the sellers. The undiscounted amount the Company could be required to pay ranges from zero to $1.3 million, plus additional amounts under the excess net operating income provision, which is not subject to a maximum. The Company recognized the acquisition-date fair value of the contingent consideration of $0.6 million and $0.4 million within other current liabilities and other non-current liabilities, respectively.

The liability is remeasured to fair value at each reporting date, and changes are recognized in interest and other (expense) income, net. As of September 30, 2026, the fair value of the contingent consideration was $0.6 million and $0.4 million recorded within other current liabilities and other non-current liabilities, respectively. The Company recognized an increase in the fair value of less than $0.1 million during the three months ended September 30, 2026 since the Boston Note Acquisition Date which solely reflects the passage of time.

The fair value of the contingent consideration liability was estimated using a combination of Monte Carlo simulation and probability-weighted expected payment models. The resulting payments are discounted to present value using a risk-adjusted discount rate. Significant unobservable inputs include projected net operating income, net operating income volatility of 30% to 38%, and a risk-adjusted discount rate of 12%. Because these inputs are not observable in the market, the liability is classified within Level 3 of the fair value hierarchy. An increase in projected net operating income or volatility would generally increase the fair value of the liability, while an increase in the discount rate would decrease it.

The following table summarizes the allocation of the purchase consideration to the estimated fair values of assets acquired as of the Boston Note Acquisition Date (in thousands):

Intangible assets	$530
Goodwill	1,207
Purchase price	$1,737

The identifiable intangible asset acquired consists of the Boston Note trade name, which the Company expects to continue using following the acquisition. The Company determined that the trade name has an indefinite useful life, as there are no legal, regulatory, contractual, competitive, economic or other factors expected to limit the period over which it will contribute to the Company’s cash flows. Accordingly, the trade name is not amortized and will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that it may be impaired.

The excess of the consideration transferred over the fair values of assets acquired was recorded as goodwill, which was primarily attributed to increased synergies that are expected to be achieved from the acquisition. Goodwill is expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to change during the measurement period, primarily for the valuation of the trade name and contingent consideration.

The financial results of Boston Note have been included in the Company's consolidated financial statements since the Boston Note Acquisition Date and have been reported within the Commercial Loans segment within the Company's Financial Assets Division. For the two months ended September 30, 2026, Boston Note contributed revenue of $0.4 million and net income of $0.3 million to the Company's consolidated results.

Pro forma results of operations have not been presented because the historical results of operations of the acquired business were not material to the Company’s consolidated results of operations.

The Company incurred acquisition-related costs of $0.1 million that consisted primarily of legal and advisory services. These costs are included in selling, general and administrative expenses during the three months ended September 30, 2026.

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

In accordance with ASC 326, the Company performs a review of accounts receivables on a quarterly basis. During the nine months ended September 30, 2026, the Company recorded no material adjustments for credit losses in selling, general and administrative expense on the condensed consolidated statements of income related to accounts receivable. As of September 30, 2026 and December 31, 2025, the reserve for credit losses was less than $0.1 million and approximately $0.2 million, respectively.

Note 5 – Notes Receivable, net

The Company’s notes receivable, net consists of investments in loans to buyers of charged-off and nonperforming receivable portfolios through HGC and financing of laboratory equipment sales through ALT. As discussed in Note 1, the Company commenced implementation of a strategic plan to wind down its Specialty Lending segment during the third quarter of 2026. The Company's estimate of expected credit losses incorporates borrower-specific information, expected recovery values, collateral considerations and other relevant factors. During the wind-down period, the Company will continue to actively manage and pursue recovery of its remaining Specialty Lending assets and lending relationships.

As of September 30, 2026 and December 31, 2025, the Company’s outstanding notes receivable balance related to loans to buyers of charged-off and nonperforming receivable portfolios, net of unamortized deferred fees and costs on originated loans, and adjusted for the allowance for credit losses was $3.7 million and $8.8 million, respectively. The activity during the nine months ended September 30, 2026 includes the additional investment in notes receivable of approximately $1.3 million, which was offset by principal payments made by borrowers of approximately $3.0 million and a $3.5 million increase to the allowance for credit losses, related to the Board's decision to wind down the Specialty Lending segment. As of September 30, 2026 and December 31, 2025, the amortized cost basis of notes receivable in nonaccrual status was $7.5 million and $4.9 million, respectively.

As of September 30, 2026 and December 31, 2025, the Company’s outstanding notes receivable balance related to financing of laboratory equipment sales, net of unamortized deferred fees and costs on originated loans and adjusted for the reserve for credit losses was $0.7 million and $0.6 million, respectively. The activity during the nine months ended September 30, 2026 includes the investment in notes receivable of approximately $0.7 million, which was offset by principal payments made by purchasers of $0.6 million and an immaterial amount of deferred financing fees, and allowance for credit losses.

The table below shows the Company’s lending activity for the nine months ended September 30, 2026 (in thousands):

Notes receivable as of December 31, 2025	$9,804
Investment in notes receivable	2,008
Principal repayments	(3,610)
Notes receivable, as of September 30, 2026	8,202
Deferred financing fees and costs, net	(15)
Allowance for credit losses	(3,854)
Notes receivable, net, as of September 30, 2026	$4,333

Note 6 – Stock-based Compensation

As of September 30, 2026, the Company had four stock-based compensation plans, which are described more fully in Note 16 – Stockholders' Equity - Stock-Based Compensation Plans of the Company's audited consolidated financial statements for the year ended December 31, 2025 contained in the Company’s Form 10-K.

Stock Options

During the nine months ended September 30, 2026, the Company issued options to purchase 1,160,000 shares of common stock to certain of the Company’s employees and canceled 45,000 options to purchase common stock as a result of employee resignations. During the same period, the Company issued 15,926 shares of common stock pursuant to the cashless exercise of options to purchase 52,125 shares of common stock.

The following summarizes the changes in common stock options for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	2,172,600	$1.76	5.1	$408
Granted	1,160,000	$1.28
Exercised	(52,125)	$0.60
Forfeited	(45,000)	$0.70
Outstanding as of September 30, 2026	3,235,475	$1.62	6.2	$402

Options exercisable as of September 30, 2026	1,854,225	$1.73	4.1	$379

The Company recognized stock-based compensation expense related to common stock options of $0.4 million for both the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $1.0 million of unrecognized stock-based compensation expense related to unvested common stock options outstanding, which is expected to be recognized over a weighted average period of 1.7 years.

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

The following summarizes the restricted stock awards and related stock-based compensation expense (in thousands, except share count and award fair value):

	Grant Date	Vesting Date	Restricted Stock Granted	Per Share Grant Date Fair Value	Compensation Expense for the nine months ended September 30,		Unrecognized Compensation Expense as of,
					2025	2026	September 30, 2026
Employees	March 7, 2024	March 7, 2025	128,044	$2.93	67	—	—
Non-executive directors	March 7, 2024	March 7, 2025	75,000	$2.93	40	—	—
Employees	January 1, 2025	December 31, 2028 [1]	125,000	$1.85	43	43	130
Employees	March 6, 2025	March 6, 2026	68,051	$2.11	82	26	—
Non-executive directors	March 6, 2025	March 6, 2026	100,000	$2.11	120	38	—
Non-executive directors	March 5, 2026	March 5, 2027 [2]	100,000	$1.30	—	74	56
Total					$352	$181	$186

[1] These restricted stock awards vest 25% annually over four years, until fully vested on December 31, 2028.

[2] These restricted stock awards vest 25% quarterly over one year, until fully vested on March 5, 2027.

The Company determined the fair value of the shares awarded by using the closing price of our common stock as of the grant date. Stock-based compensation expense related to the restricted stock awards was approximately $0.2 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. The unrecognized stock-based compensation expense as of September 30, 2026 was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

In January 2025, DLZ Solutions LLC (“DLZ”), a joint venture in which the Company holds a 20% share, entered into a purchase agreement to purchase certain real estate assets and a lease agreement to lease back the purchased real estate assets to the seller.

In December 2022, DHC8 LLC, of which the Company held a 13.33% share was formed to provide funding and receive principal and interest payments as a result of the initial investment. This joint venture was dissolved in June 2025.

In September 2026, the Company invested $2.0 million in AGC JV Holdings, LLC, which was formed to purchase certain real estate assets and machinery and equipment among partners in a joint venture, for a 20% share of the joint venture. The Company may be required to contribute up to approximately $0.4 million of additional capital.

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

As discussed in Note 1, the Company commenced implementation of a strategic plan to wind down its Specialty Lending segment during the third quarter of 2026. During the second quarter of 2026, the Company identified indicators of a potential other than temporary decline in value of its equity method investments in HGC Origination I LLC and HGC MPG Funding LLC. In evaluating these indicators, management considered the expected recoverability of future cash flows from the underlying investments, including the anticipated impact of the Company's exit strategy and underlying portfolio performance. Based on this evaluation, the Company concluded that the decline in value of these equity method investments was other than temporary. Accordingly, during the three months ended June 30, 2026, the Company recorded a noncash impairment charge of $18.2 million to reduce the carrying value of the investments to their estimated fair value. The estimated fair value was determined using an income-based valuation approach that incorporated management's assumptions regarding expected future cash flows and recoveries.

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the nine months ended and as of September 30, 2026 (in thousands):

	KNFH II LLC	DLZ Solutions LLC	AGC JV Holdings LLC	HGC Origination I LLC	HGC MPG Funding LLC	Total
Revenue	$115	$2,795	$—	$3,432	$3,591	$9,933
Gross profit	115	2,795	—	3,432	3,591	9,933
Operating income	19	2,599	—	3,294	3,305	9,217
Net income	19	2,599	—	3,297	3,305	9,220
Assets	6,668	255	24,691	23,896	26,781	82,291
Liabilities	1,986	199	14,691	—	27	16,903

The table below details the Company’s joint venture revenues, earnings, assets, and liabilities for the nine months ended and as of September 30, 2025 (in thousands):

	DHC8 LLC	KNFH II LLC	DLZ Solutions LLC	HGC Origination I LLC and HGC Funding I LLC	HGC MPG Funding LLC	Total
Revenues	$140	$(8)	$488	$3,511	$4,134	$8,264
Gross profit	140	(8)	488	3,511	4,134	8,264
Operating income (loss)	54	(158)	368	3,489	4,116	7,870
Net income (loss)	54	(158)	368	3,494	4,116	7,875
Assets	67	7,270	8,298	23,135	29,830	68,601
Liabilities	67	2,038	143	5	—	2,252

Lessor Arrangements

In December 2023, the Company, with certain partners making up the KNFH II LLC joint venture, entered into a purchase and sale agreement for a pharmaceutical plant in Fenton, Missouri, including land, a building, and all machinery and equipment held within, with a purchase price of $8.0 million.

In April 2024, KNFH II LLC entered into a purchase and sale agreement for the machinery and equipment within the pharmaceutical plant with a purchase price of $5.0 million. Additionally, KNFH II LLC entered into a lease agreement for the lease of the real estate assets; the building and land. This lease agreement includes a purchase option with a purchase price of $8.0 million that is expected to be exercised by the lessee. The lessor arrangement is classified as a sales-type lease, and, therefore, the present value of future lease payments, including the purchase option, has been recognized as revenue and a lease receivable as of the effective date. As of September 30, 2026, the Company recognized approximately $1.2 million in life-to-date earnings of equity method investments, related to the Company’s share of net income attributable to KNFH II LLC.

On January 29, 2025, DLZ, a joint venture in which the Company holds a 20% share, entered into a purchase agreement for a pharmaceutical plant in Huntsville, Alabama, including land and a building, with a purchase price of approximately $7.8 million. Simultaneously, DLZ entered into a lease agreement with the Seller, for the lease of the real estate assets, the building and land. This lease agreement includes a purchase option exercisable prior to the end of the first 18-month lease term with a purchase price of approximately $9.7 million. Concurrently, the Company sold a one-third economic interest in cash flows related to the DLZ investment, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. In March 2026, the Seller exercised its purchase option and the joint venture received payment in full. As of September 30, 2026, the Company has recorded approximately $0.6 million in life-to-date earnings in equity method investments and approximately $0.2 million in cost of services revenue related to the investment on the condensed consolidated statement of income.

Additionally, on January 29, 2025, the Company purchased a 20% participating interest in a financial asset for approximately $1.6 million. The participants’ investment was used to purchase machinery and equipment at the same pharmaceutical plant in Huntsville, Alabama for approximately $7.8 million. The participants entered into a lease agreement to lease the purchased machinery and equipment back to the seller with an 18-month lease term which includes purchase option exercisable prior to the end of the term with a purchase price of approximately $9.5 million. Concurrently, the Company sold a one-third economic interest in cash flows related to its participating interest, which is reflected as a secured borrowing on its balance sheet within other non-current liabilities. In March 2026, the Seller made an additional principal payment which reduces the contractual purchase price upon the exercise of the purchase option. As of September 30, 2026, the Company reflects its participating interest of $0.8 million on its balance sheet within other long-term assets. The Company has recorded approximately $185,000 in life-to-date services revenue and approximately $62,000 in life-to-date costs of services revenue related to the investment on the condensed consolidated statement of income.

Note 8 – Earnings Per Share

The Company is required, in periods in which it has net income, to calculate basic earnings per share (“basic EPS”) using the two-class method. The two-class method is required because the Company’s shares of Series N preferred stock, each of which is convertible to 40 common shares, have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. For both the three and nine months ended September 30, 2026 and 2025, the earnings allocated to the outstanding preferred shares were not material.

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

The table below shows the calculation of the number of shares used in computing diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average shares outstanding	34,739,768	34,547,477	34,655,037	35,585,976
Treasury stock effect of common stock options and restricted stock awards	331,214	657,675	—	669,586
Diluted weighted average common shares outstanding	35,070,982	35,205,152	34,655,037	36,255,562

Because the Company reported a net loss for the nine months ended September 30, 2026, incremental shares from stock options and restricted stock awards were excluded from diluted loss per share because their effect would have been anti-dilutive. Accordingly, diluted weighted-average shares and diluted loss per share equal basic weighted-average shares and basic loss per share for that period. For the three months ended September 30, 2026 and 2025, there were potential common shares of 2.8 million and 0.9 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, there were potential common shares of 2.8 million and 0.9 million, respectively, that were excluded from the computation of diluted EPS, as the inclusion of such common shares would have been anti-dilutive.

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

On March 1, 2026, the Company vacated its Del Mar leased office space and determined that it would no longer use the facility in its operations. The Company is marketing the space for sublease and remains obligated for payments under the original lease through February 28, 2027. As a result of the change in use, management evaluated the related operating lease right-of-use asset for impairment under ASC 360, Property, Plant, and Equipment. As of September 30, 2026, the Company determined that the remaining carrying amount of the right-of-use asset was not recoverable and recorded a noncash impairment loss of approximately $25,000, bringing the carrying amount to zero. The impairment loss is included in selling, general and administrative expense in the accompanying condensed consolidated statement of income.

The right-of-use assets and lease liabilities for each lease location are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Right-of-use assets:
Del Mar, CA	$—	$197
Hayward, CA	695	933
San Diego, CA	131	231
Edwardsville, IL	77	157
Total right-of-use assets	$903	$1,518

Lease liabilities
Del Mar, CA	$78	$205
Hayward, CA	757	1,003
San Diego, CA	144	250
Edwardsville, IL	79	161
Total lease liabilities	$1,058	$1,619

The Company’s leases generally do not provide an implicit rate, and, therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within the same particular economic environment. The Company used its incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. As of January 1, 2019, the Company’s incremental borrowing rate was 5.25%. For leases commencing after January 1, 2019 the Company uses its incremental borrowing rate at time of commencement. On September 1, 2022, June 1, 2023, and September 23, 2024, the Company’s incremental borrowing rate was 5.50%, 7.25%, and 6.25%, respectively. The weighted average remaining lease term for operating leases is 1.7 years and the weighted average discount rate is 5.3% as of September 30, 2026.

Lease expense is recognized on a straight-line basis over the lease term. For the nine months ended September 30, 2026 and 2025, lease expense was approximately $0.7 million and $0.6 million, respectively. As of September 30, 2026, undiscounted future minimum lease payments related to leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2026 (remainder of year from October 1, 2026 to December 31, 2026)	$210
2027	573
2028	299
Total undiscounted future minimum lease payments	1,082
Less: imputed interest	(24)
Present value of lease liabilities	$1,058

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

Also included in the purchase transaction was an agreement for a short-term leaseback to the seller, which ended on March 31, 2025, and resulted in a credit within the closing statement of approximately $0.1 million. This credit was considered rental income and classified as service revenue on our 2025 audited consolidated statement of income, and reflected as gross profit within our Corporate and other segment.

The following summarizes the components of the Company’s property and equipment (in thousands):

	September 30, 2026	December 31, 2025
Building	$6,536	$3,797
Land	4,985	4,985
Furniture, fixtures and office equipment	959	361
Software and technology assets	851	577
Vehicles	11	11
Construction in progress	—	2,031
	13,342	11,762
Accumulated depreciation	(1,236)	(878)
Property and equipment, net	$12,106	$10,884

Note 11 – Intangible Assets and Goodwill

Intangible assets

The Company’s identifiable intangible assets as of September 30, 2026 and December 31, 2025 are shown below (in thousands except for lives):

	Remaining	Carrying Value			Carrying Value
	Life	December 31,			September 30,
	(years)	2025	Additions	Amortization	2026
Amortizable intangible assets:
Trade Name (ALT)	14.9	$510	$—	$(25)	$485
Vendor Relationship (ALT)	—	153	—	(153)	—
Customer Relationship (DebtX)	14.3	—	1,272	(64)	1,208
Noncompete Agreements (DebtX)	0.3	—	26	(20)	6
Total amortizable intangible assets		663	1,298	(262)	1,699

Indefinite-lived intangible assets:
Trade Name (NLEX)	N/A	2,437	—	—	2,437
Trade Name (DebtX)	N/A	—	1,762	—	1,762
Trade Name (Boston Note)	N/A	—	530	—	530
Total intangible assets		$3,100	$3,590	$(262)	$6,428

Amortization expense during the nine months ended September 30, 2026 and 2025 was $0.3 million and $0.2 million, respectively. The Company estimates that the residual value for intangible assets is not significant.

As of September 30, 2026, the estimated amortization expense for the remainder of the current fiscal year and the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2026 (remainder of year from October 1, 2026 to December 31, 2026)	$36
2027	117
2028	117
2029	117
2030	117
Thereafter	1,195
Total estimated amortization expense	$1,699

Goodwill

The Company’s goodwill relates to its acquisition of various entities. Goodwill consists of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
ALT	$1,861	$1,861
HGP	2,041	2,041
NLEX	3,544	3,544
DebtX	5,301	—
Boston Note	1,207	—
Total goodwill	$13,954	$7,446

In 2026 the Company recognized goodwill of $5.3 million related to the acquisition of substantially all of the assets of The Debt Exchange, Inc. and goodwill of $1.2 million related to the acquisition of substantially all of the assets of Boston Note & Mortgage III, LLC. There were no impairments recorded to the carrying value of goodwill during the nine months ended September 30, 2026 or 2025.

Note 12 – Debt

Outstanding debt as of September 30, 2026 and December 31, 2025 is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Current:
2026 Credit Facility	$2,000	$—
Total third party debt, current	2,000	—

Non-current:
Mortgage	4,100	4,100
Total third party debt, non-current	4,100	4,100

Total third party debt	$6,100	$4,100

As of September 30, 2026, the estimated principal repayments on outstanding non-current debt for the remainder of the current fiscal year, the next five fiscal years and thereafter is shown below (in thousands):

Year	Amount
2026 (remainder of year from October 1, 2026 to December 31, 2026)	$—
2027	—
2028	55
2029	70
2030	75
Thereafter	3,900
Total estimated principal repayments	$4,100

2021 Credit Facility

On May 5, 2021, the Company entered into a promissory note, business loan agreement, commercial security agreement and pledge agreement (the “2021 Credit Facility”) with C3bank, National Association (“Lender”) for a $10.0 million revolving line of credit. The Company is permitted to use the proceeds of the loan solely for its business operations. The Company is the borrower under the 2021 Credit Facility. The 2021 Credit Facility is secured by a security interest in certain of the Company’s subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles, and a pledge of the equity of the direct and indirect subsidiaries of the Company.

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

On June 25, 2026 the Company and Lender entered into a change in terms agreement that extends the maturity date of the 2021 Credit Facility to July 27, 2026. The 2021 Credit Facility matured on July 27, 2026 with no outstanding balance.

Mortgage

On February 6, 2025, Heritage Nancy Ridge LLC (“Heritage Nancy Ridge”), an indirect and wholly owned subsidiary of the Company entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “Mortgage Loan Agreement”) with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for a $4.1 million term loan (the “Mortgage”). Heritage Nancy Ridge used the proceeds of the Mortgage to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California (the “Nancy Ridge Property”) on February 11, 2025, which are used as the Company’s corporate headquarters, and warehouse and office space for the operations of Heritage Global Partners, Inc., a subsidiary of the Company that operates the Auction and Liquidation segment of the Company.

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

Heritage Nancy Ridge is the borrower and the Company is the guarantor under the Mortgage Loan Agreement. The Mortgage Loan Agreement is secured by a security interest in the Nancy Ridge Property. The Mortgage Loan Agreement contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The Mortgage Loan Agreement also contains certain customary financial covenants and negative covenants. The outstanding balance of the Mortgage as of September 30, 2026 was $4.1 million.

2026 Credit Facility

On September 16, 2026, Heritage Global Inc. (the “Company”) entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2026 Credit Facility”) with C3bank, National Association (the “Lender”). The 2026 Credit Facility provides for a $10.0 million revolving line of credit, subject to curtailment provisions that limit the amount that may be outstanding at any time by reference to, among other things, the Company’s trailing earnings, as defined in the agreement. As a result, the amount available under the 2026 Credit Facility may be less than $10.0 million. The Company is permitted to use the proceeds of the 2026 Credit Facility solely for its business operations.

The maturity date of the 2026 Credit Facility is January 16, 2028 (the “Maturity Date”). The 2026 Credit Facility sets the interest rate spread and interest rate floor to accrue at a variable interest rate, which is based on the rate of interest last quoted by The Wall Street Journal as the “prime rate,” plus a margin of 1.00% (such rate not to be less than 7.500% per annum). Additionally, the 2026 Credit Facility includes a loan covenant to provide that the Company shall pay the Lender an annual unused line fee, payable quarterly every three (3) months in arrears within ten (10) days thereof, commencing on September 16, 2026, and continuing through the Maturity Date.

The Company is the borrower under the 2026 Credit Facility. The 2026 Credit Facility is secured by a security interest in certain of the Company’s and its certain subsidiaries’ current and future tangible and intangible assets, inventory, chattel paper, accounts, equipment and general intangibles and a pledge of the equity of the direct and indirect subsidiaries of the Company.

The availability of additional draws under the 2026 Credit Facility is conditioned, among other things, on the compliance with certain customary representations and warranties, including default, insolvency or bankruptcy, material adverse change in financial condition and any guarantor’s attempt to revise its guarantee. The agreement governing the 2026 Credit Facility also contains customary affirmative covenants regarding, among other things, the maintenance of records, maintenance of certain insurance coverage, compliance with governmental requirements and maintenance of several financial covenants. The 2026 Credit Facility contains certain customary financial covenants and negative covenants that, among other things, include restrictions on the Company’s ability to create, incur or assume indebtedness for borrowed money, including capital leases or to sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets.

As of September 30, 2026, there was $2.0 million outstanding on the 2026 Credit Facility, and approximately $7.0 million was available for additional borrowings.

Note 13 – Income Taxes

As of September 30, 2026, the Company had aggregate federal net operating loss carry-forwards of $15.5 million available for utilization against taxable income achieved in 2026 and beyond. These net operating loss carry forwards begin to expire in 2026. The Company records net deferred tax assets to the extent that it believes such assets will more likely than not be realized. As a result of cumulative losses due to the noncash charges related to the Board's decision to wind down the Specialty Lending segment and uncertainty with respect to future taxable income, the Company has provided a partial valuation allowance against its net deferred tax assets. During the three months ended June 30, 2026, the Company increased the valuation allowance against its deferred tax assets by $0.3 million and made no changes during the three months ended September 30, 2026, maintaining the valuation allowance against its deferred tax assets of approximately $0.3 million. The Company did not have a valuation allowance as of December 31, 2025. The Company has no net operating loss carry forwards limited under Section 382 of the Internal Revenue Code as of September 30, 2026.

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

Note 14 – Related Party Transactions

As part of the operations of NLEX, the Company leases office space in Edwardsville, IL that is owned by the President of NLEX and a member of the Board, David Ludwig. The total amount paid to the related party for the nine months ended September 30, 2026 and 2025 was approximately $94,000 and $92,000, respectively, and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

Note 15 – Segment Information

Ross Dove, the Company’s Chief Executive Officer, is the chief operating decision maker. The CODM uses segment operating income (loss) to assess segment performance and allocate resources. The CODM is not regularly provided segment asset information, and the Company therefore does not disclose segment assets.

The following tables set forth certain financial information for the Company's reportable segments for the three month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$3,663	$1,480	$2,882	$1,175	$25	$—	$9,225
Operating expenses [2]	(2,650)	(1,014)	(1,543)	(1,435)	(272)	(1,272)	(8,186)
Earnings from equity method investments	5	—	—	—	—	—	5
Operating income (loss)	$1,018	$466	$1,339	$(260)	$(247)	$(1,272)	$1,044

	Three Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,405	$1,430	$3,166	$—	$299	$—	$7,300
Operating expenses [2]	(1,964)	(984)	(1,701)	—	(257)	(1,182)	(6,088)
Earnings from equity method investments	32	—	—	—	57	—	89
Operating income (loss)	$473	$446	$1,465	$—	$99	$(1,182)	$1,301

The following tables set forth certain financial information for the Company's reportable segments for the nine month periods ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,624	$4,310	$8,811	$3,603	$518	$—	$25,866
Operating expenses [2]	(7,071)	(3,085)	(4,659)	(4,333)	(4,298)	(3,613)	(27,059)
Earnings from equity method investments	527	—	—	—	(18,193)	—	(17,666)
Operating income (loss)	$2,080	$1,225	$4,152	$(730)	$(21,973)	$(3,613)	$(18,859)

	Nine Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,134	$4,173	$10,252	$—	$1,099	$64	$23,722
Operating expenses [2]	(6,053)	(3,052)	(5,210)	—	(921)	(3,762)	(18,998)
Earnings from equity method investments	31	—	—	—	181	—	212
Operating income (loss)	$2,112	$1,121	$5,042	$—	$359	$(3,698)	$4,936

[1] Within the Company’s Industrial Asset division, management allocates gross profit resulting from certain auctions from Auction and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended September 30, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.5 million. During the nine months ended September 30, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.2 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $1.1 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. No interest expense has been allocated to operating segments during the three or nine months ended September 30, 2026 and 2025.

Note 16 – Subsequent Events

The Company has evaluated events subsequent to September 30, 2026 for potential recognition or disclosure in its condensed consolidated financial statements. There have been no subsequent events requiring recognition or disclosure in this Quarterly Report on Form 10-Q, other than noted below.

On October 12, 2026, in connection with the Exit Plan, the Company entered into a forbearance agreement with a Specialty Lending borrower whose loans were on nonaccrual status as of September 30, 2026. The agreement provides for repayment of the outstanding principal balance of approximately $3.0 million through September 1, 2027. The Company considered the terms of the agreement in estimating its allowance for credit losses as of September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated interim financial statements of Heritage Global Inc., a Florida Corporation ("HG") (together with its consolidated subsidiaries, “we”, “us”, “our” or the “Company”) and the related notes thereto for the three and nine month periods ended September 30, 2026 and 2025, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 (the “Form 10-K”).

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

The organization chart below outlines our basic domestic corporate structure as of September 30, 2026.

		Heritage Global Inc. (1)

100%	100%	100%	100%	100%	100%

Heritage Global Partners, Inc. (2) (California)	Heritage Global LLC (3) (Delaware)	National Loan Exchange, Inc. (5) (Illinois)	Heritage Global Capital LLC (6) (Delaware)	Heritage DebtX LLC (7) (Delaware)	HG Boston Note LLC (7) (Delaware)

100%	100%

BioSurplus LLC (2) (California)	Heritage ALT LLC (4) (Delaware)

____________________

(1) Registrant.

(2) Auction and Liquidation.

(3) Holding Company.

(4) Refurbishment and Resale.

(5) Consumer Loans.

(6) Specialty Lending.

(7) Commercial Loans.

DebtX Asset Acquisition

As discussed further under Note 3 – Business Combinations, effective January 1, 2026 (the “DebtX Acquisition Date”) and pursuant to an Asset Purchase Agreement dated January 9, 2026, Heritage DebtX LLC (“DebtX”), a wholly owned subsidiary of HG, completed the acquisition of substantially all of the assets of The Debt Exchange, Inc., a provider of loan sale advisory services for commercial and consumer debt. The acquisition enhances the Company’s capabilities in financial advisory services and expands its customer relationships within the banking and financial services sector. Following the acquisition, the financial results of DebtX have been included in the Company's consolidated financial statements since the DebtX Acquisition Date and have been reported as the Commercial Loans segment within the Company's Financial Assets Division.

Wind Down of Specialty Lending Segment

As discussed in Note 1, on July 30, 2026, the Board authorized a strategic plan (the“Exit Plan”) to wind down the Company's Specialty Lending segment. During the third quarter of 2026, the Company commenced implementation of the Exit Plan, including efforts to wind down or exit certain joint venture investments and lending activities associated with the segment. The Company expects the wind down process to continue through 2027. During the wind down period, management will continue to manage existing lending relationships, pursue recovery and restructuring efforts, and seek to maximize recoveries from the remaining portfolio assets.

Boston Note Asset Acquisition

As discussed further under Note 3 – Business Combinations, effective July 31, 2026 (the “Boston Note Acquisition Date”) and pursuant to an Asset Purchase Agreement dated July 31, 2026, HG Boston Note, LLC (“Boston Note”), a wholly owned subsidiary of HG, completed the acquisition of substantially all of the assets of Boston Note & Mortgage III, LLC, a Massachusetts limited liability company, and nationwide broker and buyer of privately held loans, notes and mortgages, commonly seller or carry-back notes. Boston Note specializes in sourcing and brokering real estate-secured assets directly from individual and institutional sellers, including CRE-backed seller notes, jumbo residential notes, and liquidity for non-performing seller notes. The acquisition allows the Company's Financial Assets Division to enter additional financial asset classes and distribution channels. Following the acquisition, the financial results of Boston Note have been included in the Company's consolidated financial statements since the Boston Note Acquisition Date and have been reported within the Commercial Loans segment within the Company's Financial Assets Division.

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

Pursuant to the terms of existing credit agreements, our largest borrower was required to collect on underlying charged off and nonperforming consumer loan portfolios and remit a required minimum monthly payment to us. However, this borrower became unable to make the required minimum monthly payments beginning in June 2024 and therefore is in default. Our share of payments received from the nonaccrual loans, including interest, will be applied against the outstanding loan balance. As of September 30, 2026 the amortized cost basis of loans in nonaccrual status was $7.5 million and is recorded within notes receivable. As of September 30, 2026, the Company's notes receivable balance of nonaccrual loans net of the $3.8 million allowance for credit losses, was $3.7 million.

Based upon the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026, on July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 1 – Basis of Presentation for additional information.

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

Based upon the continuation of difficulties with the Company’s largest borrower, including a further decline in the second quarter of 2026, on July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 1 – Basis of Presentation for additional information.

Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, we believe we will not recover the carrying amount of our equity method investments in a liquidation event and we have determined that the loss in investment value is other than temporary. As a result, the Company concluded the asset was impaired and recorded a noncash impairment charge of $18.2 million during the three months ended June 30, 2026. As of September 30, 2026, the Company had no equity method investment balance related to its Specialty Lending segment.

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

High return on invested capital. We believe we have an opportunity to drive improved auction economics by serving more frequently in the role of principal rather than the role of broker.

Strong management team. We have built an experienced executive-level management team with deep domain expertise. Our President and Chief Executive Officer, Ross Dove, is a third-generation auctioneer and a pioneering innovator in applying technology to the asset liquidation industry. Mr. Dove began his career in the auction business over forty years ago, beginning with a small family-owned auction house and helping to expand it into a global firm, DoveBid, which was sold to a third party in 2008. In addition, our senior management team has deep domain expertise in both industrial asset and financial asset transactions. On September 17, 2020, we entered into an Employment Agreement with Kirk Dove, the former President and Chief Operating Officer of the Company. Upon his resignation, Kirk Dove continued his employment with us in an advisory capacity. Also, during 2020, Nick Dove was appointed as President, Industrial Assets Division, and David Ludwig was appointed as President, Financial Assets Division. Nick Dove previously served as Executive Vice President of Sales of Heritage Global Partners since August 2017. David Ludwig previously served as President of NLEX, a wholly owned subsidiary of the Company, and has served in such capacity since the Company acquired NLEX in 2014. Effective August 1, 2026, David Ludwig transitioned to the role of Senior Advisor to the Company, and Tom Ludwig was appointed President of NLEX, effective January 1, 2026. Tom, who continues to serve as General Counsel, has been with NLEX for 19 years and has previously held roles as Chief Compliance Officer and Senior Vice President of Operations, overseeing multiple facets of the consumer loans business.

Financial Assets Division

Our Financial Assets Division provides services to issuers of consumer and commercial credit that are looking to monetize nonperforming and charged-off loans — loans that creditors have written off as uncollectable. Nonperforming and charged-off loans typically originate from banks that issue unsecured consumer credit.

Consumer Loan Segment

Through NLEX, we act as an advisor for sales of charged-off and nonperforming asset portfolios via an electronic auction exchange platform for banks and other debt holders throughout the United States and Canada. Since the 1980s, NLEX has sold over $250 billion face value of performing, nonperforming and charged-off assets. NLEX sales range from credit card, secured and unsecured consumer and business loans, and automobile defaults to real estate nonperforming loans. The typical credit we broker sells at a discount to face value, and we typically receive a commission for these services from both buyers and sellers. We have existing relationships with high quality, top-tier and mid-tier debt buyers. In addition to its creditor relationships, NLEX has continued to be opportunistic as new lending facilities, such as FinTech, peer-to-peer and more recently Buy Now Pay Later lenders have expanded the availability of consumer credit. While lower flow volumes have pressured current fee revenue, we continue to see longer-term growth opportunities as these sectors evolve. Given many of our clients' limited resources in this space, we have also implemented post-sale support, further entrenching NLEX with our dedicated clients as well as differentiating us from competitors.

Commercial Loan Segment

Through DebtX, we provide end-to-end sale and valuation services for performing and non-performing commercial & industrial, commercial real estate, multifamily, and residential real estate loan portfolios. We facilitate the entire loan sale process from portfolio analysis and pricing, deal preparation, deal marketing, trade execution, and closing. We structure each loan sale to achieve optimal results for our clients, which typically includes a combination of highest price, certainty of execution, efficient timing, and data security and privacy. Through Boston Note, we broker the sale and purchase of privately held loans, notes, and mortgages, commonly known as seller notes or carry-back notes.

Specialty Lending Segment

Through HGC, we have historically provided specialty financing solutions to investors in charged-off and nonperforming asset portfolios. On July 30, 2026, the Board authorized a strategic plan to wind down the Company’s Specialty Lending segment beginning in the third quarter of 2026. Refer to Note 1 – Basis of Presentation for additional information.

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

Business combinations

Acquisitions are accounted for under ASC Topic 805, Business Combinations (“ASC 805”), which requires that assets acquired and liabilities assumed that are deemed to be a business are recorded based on their respective acquisition date fair values. ASC 805 further requires that separately identifiable intangible assets be recorded at their acquisition date fair values and that the excess of consideration paid over the fair value of assets acquired and liabilities assumed (including identifiable intangible assets) should be recorded as goodwill. Effective January 1, 2026 we acquired substantially all of the assets of The Debt Exchange, Inc. for approximately $8.5 million. The purchase price allocation was based on an evaluation of the appropriate fair values and represents management's best estimate. On July 31, 2026, we acquired substantially all of the assets of Boston Note & Mortgage III, LLC (the “Seller”), a nationwide broker and buyer of privately held loans, notes, and mortgages, commonly known as seller notes or carry-back notes. Following the transaction, Boston Note does business as Boston Note, a Heritage Global company, within our Commercial Loans segment. The total purchase consideration expected to be paid to the Seller is approximately $1.7 million, including $0.7 million of cash paid at closing and $1.0 million of estimated contingent consideration. See Note 3 to our condensed consolidated financial statements for further detail.

The critical accounting policies used in the preparation of our audited consolidated financial statements are discussed in our Form 10-K. Other than stated above, there were no material changes to these policies during the nine months ended September 30, 2026.

Management’s Discussion of Financial Condition

Liquidity and Capital Resources

Liquidity

We had working capital of $8.0 million and $18.1 million as of September 30, 2026 and December 31, 2025, respectively.

Our current assets as of September 30, 2026 decreased to $26.9 million compared to $33.6 million as of December 31, 2025. This change was primarily due to a decrease in cash of $4.9 million, as further discussed below, a decrease in the current portion of notes receivable of $3.5 million primarily due to an increased allowance for credit losses, partially offset by an increase in accounts receivable of $0.9 million, and an increase in inventory of $0.7 million.

Our current liabilities as of September 30, 2026 increased to $18.9 million compared to $15.5 million as of December 31, 2025. The most significant changes were an increase of $2.0 million in our borrowings under the line of credit and an increase of $1.9 million in payables to sellers due to the timing of certain asset liquidation settlements, partially offset by a decrease of $1.0 million in accounts payable and accrued liabilities.

During the nine months ended September 30, 2026, our primary sources of cash were cash on hand, cash provided by our operating activities and principal repayments on our outstanding loans. Cash disbursements during the nine months ended September 30, 2026 consisted primarily of approximately $8.5 million cash paid for the acquisition of substantially all of the assets of The Debt Exchange, Inc., cash paid for the acquisition of substantially all of the assets of Boston Note & Mortgage III, LLC, investments in notes receivable, equity method investments, and capital expenditures related to improvements to our new building.

We believe we can fund our operations and our debt service obligations for 12 months from the date of filing this quarterly report and beyond through a combination of working capital, cash flows from our ongoing operations and availability under the Company's 2026 Credit Facility with C3bank.

Our indebtedness consists of the Mortgage (as defined below) of $4.1 million and $2.0 million borrowed under our 2026 Credit Facility (as defined below).

On February 6, 2025, we entered into the Mortgage Loan Agreement with C3bank, National Association (the “Lender”). The Mortgage Loan Agreement provides for the Mortgage which we used to purchase real property and the building located at 6130 Nancy Ridge Drive in San Diego, California on February 11, 2025. This property is used as the Company’s corporate headquarters and as warehouse and office space for the operations of Heritage Global Partners, Inc., our subsidiary that operates our Auction and Liquidation segment. As of September 30, 2026, we had an outstanding balance of $4.1 million on the Mortgage.

On September 16, 2026, we entered into a promissory note, a business loan agreement and commercial security agreement (collectively, the “2026 Credit Facility”) with the Lender. The 2026 Credit Facility provides for a $10.0 million revolving line of credit, subject to curtailment provisions that limit the amount that may be outstanding at any time by reference to, among other things, our trailing earnings, as defined in the agreement governing the 2026 Credit Facility, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q. We are permitted to use the proceeds of the 2026 Credit Facility solely for our business operations. As of September 30, 2026, we had $2.0 million outstanding on the 2026 Credit Facility, and approximately $7.0 million was available for additional borrowings. We expect to have a total of approximately $8.6 million available within the 2026 Credit Facility as of the issuance date as a result of the curtailment provisions. A decline in our operating results could reduce the amount available under the 2026 Credit Facility and could require us to repay outstanding borrowings if the amount outstanding is greater than the amount available.

Capital Resources

As of September 30, 2026 and December 31, 2025, we had stockholders’ equity of $53.1 million and $67.0 million, respectively.

The decrease in stockholders' equity of $13.9 million is mainly due to noncash charges recognized in the second quarter of 2026, in connection with the implementation of the Exit Plan. The noncash charges did not result in any cash expenditures and did not affect our cash balances or liquidity as of September 30, 2026. Accordingly, the charges are not expected to affect our ability to fund its ongoing business activities or future operations.

In connection with the execution of the Exit Plan, we have incurred and expect to incur costs associated with exit activities, consisting primarily of professional services expenses directly related to the Exit Plan. Such costs were not material for the three months ended September 30, 2026, and are not expected to be material in the aggregate. We will continue to incur ordinary operating expenses, primarily compensation and related costs for employees administering the wind-down of the remaining loan portfolio, which are recognized as incurred within selling, general and administrative expenses in the condensed consolidated statements of income. We expect the wind-down to be completed by the end of 2027, with HGC operating expenses expected to decline beginning in the first quarter. The actual timing may differ from our current estimates and will depend on the duration and scope of the activities necessary to execute the Exit Plan.

We determine our future capital and operating requirements based upon our current and projected operating performance and contractual commitments. We expect to be able to finance our future operations through a combination of working capital and the 2026 Credit Facility. Our contractual requirements are limited to the outstanding debt and lease commitments with related and unrelated parties. Capital requirements are generally limited to our purchases of surplus and distressed assets. We believe that our current capital resources are sufficient for these requirements. In the event additional capital is needed, we believe we can obtain additional debt financing through capital partners.

Cash Position and Cash Flows

Cash and cash equivalents as of September 30, 2026 were $15.6 million as compared to $20.5 million as of December 31, 2025, a decrease of approximately $4.9 million. The total cash amount reflected on our balance sheet represents the total cash and cash equivalents held on account. Cash amounts owed to our clients are identified as payables to sellers within current liabilities. We view cash net of payables to sellers as available for operations or investment purposes. As of September 30, 2026 payables to sellers was $9.2 million, resulting in a net cash available balance of $6.4 million compared to available cash of $13.2 million as of December 31, 2025.

Cash From Operating Activities

Cash provided by operations was $2.3 million during the nine months ended September 30, 2026 as compared to cash provided by operations of $4.6 million during the same period in 2025. The approximate $2.2 million change was primarily attributable to a decrease of $2.1 million in net income adjusted for noncash items and a decrease in operating assets and liabilities of $0.1 million during the nine months ended September 30, 2026 as compared to the same period in 2025.

The changes in operating assets and liabilities during the nine months ended September 30, 2026 as compared to the same period in 2025 are primarily due to the nature of our operations. We earn revenue from discrete asset liquidation deals that vary considerably with respect to their magnitude and timing, and that can consist of fees, commissions, asset sale proceeds, or a combination thereof. The operating assets and liabilities associated with these deals are, therefore, subject to the same variability and can be quite different at the end of any given period.

Cash From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 was $8.2 million compared to cash used in investing activities of $8.9 million during the same period in 2025.

Cash used in investing activities during the nine months ended September 30, 2026 consisted primarily of the purchase price paid for the acquisitions of substantially all of the assets of The Debt Exchange, Inc. and Boston Note & Mortgage III, LLC for a total of $9.2 million, the purchase of property and equipment of $1.5 million, investments in notes receivable of $2.0 million, and investments in equity method investments of $2.0 million. Cash used in investing activities during the nine months ended September 30, 2026 was offset by payments received on notes receivable of $3.6 million, return of investment and cash distributions received from equity method investments of $2.2 million, and return of participating interest of $0.7 million.

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

Cash From Financing Activities

Cash provided by financing activities was approximately $0.9 million during the nine months ended September 30, 2026 compared to cash provided by financing activities of $2.0 million during the nine months ended September 30, 2025. Financing activities during the nine months ended September 30, 2026 consisted primarily of proceeds from debt payable to third parties of $3.0 million, offset by repayments of debt payable to third parties of $1.0 million, repayments of secured borrowing of $0.8 million and repurchases of our common stock of $0.3 million. Financing activities during the nine months ended September 30, 2025 consisted primarily of $4.1 million in proceeds from our Mortgage and $1.1 million of proceeds from secured borrowing, partially offset by $2.6 million in repurchases of our common stock and $0.4 million in repayments of third party debt.

Contractual Obligations

Our significant contractual obligations are our third party loans, client and partner asset liquidation settlement payments and lease obligations. The loan and lease obligations are fully described in the notes to the consolidated financial statements included in our Form 10-K.

Management’s Discussion of Results of Operations

The following table sets out the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
Revenues:
Services revenue	$9,821	$7,475	$2,346	31%	$24,642	$25,389	$(747)	(3)%
Asset sales	4,770	3,885	885	23%	14,939	13,734	1,205	9%
Total revenues	14,591	11,360	3,231	28%	39,581	39,123	458	1%

Operating costs and expenses:
Cost of services revenue	2,363	1,451	912	63%	4,535	6,098	(1,563)	(26)%
Cost of asset sales	3,003	2,609	394	15%	9,180	9,303	(123)	(1)%
Selling, general and administrative	7,980	5,968	2,012	34%	26,439	18,642	7,797	42%
Depreciation and amortization	206	120	86	72%	620	356	264	74%
Total operating costs and expenses	13,552	10,148	3,404	34%	40,774	34,399	6,375	19%
Earnings of equity method investments	5	89	(84)	(94)%	(17,666)	212	(17,878)	(8433)%
Operating income (loss)	1,044	1,301	(257)	(20)%	(18,859)	4,936	(23,795)	(482)%
Interest and other (expense) income, net	(83)	34	(117)	(344)%	(168)	108	(276)	(256)%
Income (loss) before income tax (benefit) expense	961	1,335	(374)	(28)%	(19,027)	5,044	(24,071)	(477)%
Income tax (benefit) expense	(76)	750	(826)	(110)%	(4,893)	1,758	(6,651)	(378)%
Net income (loss)	$1,037	$585	$452	77%	$(14,134)	$3,286	$(17,420)	(530)%

Our revenue has several components: (1) traditional fee based asset disposition services, such as commissions from on-line and webcast auctions, liquidations and negotiated sales, and commissions from our charged-off receivables and loan sale brokerage services, (2) the acquisition and subsequent disposition of distressed and surplus assets, including industrial machinery and equipment and real estate, and (3) fees and interest earned for appraisal, management advisory services and specialty lending services.

We report segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (CODM), which was determined to be Ross Dove, CEO, for making decisions and assessing performance as the source of our reportable segments. We manage our business primarily on differentiated revenue streams for services offered. Our reportable segments consist of the Auction and Liquidation segment, Refurbishment & Resale segment, Consumer Loans segment, Commercial Loans segment and Specialty Lending segment. The Auction and Liquidation segment, through HGP, operates as a global full-service auction, appraisal and asset advisory firm, including the acquisition of turnkey manufacturing facilities and used industrial machinery and equipment. The Refurbishment & Resale segment, through ALT, acquires, refurbishes and supplies specialized laboratory equipment. The Consumer Loan segment, through NLEX, brokers charged-off receivables in the U.S. and Canada on behalf of financial institutions. The Commercial Loans segment, through DebtX and Boston Note, provides loan sale advisement and valuation services. The Specialty Lending segment, through HGC, has historically provided specialty financing solutions to investors in charged-off and nonperforming asset portfolios. On July 30, 2026, the Board authorized the Exit Plan to wind down the Company’s Specialty Lending segment. Refer to Note 1 – Basis of Presentation for additional information.

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

Notwithstanding the foregoing, the reported segment operating income for ALT, BioSurplus and HGC represents incremental costs for managing these segments as part of their sister segments (HGP for ALT and BioSurplus, and NLEX for HGC). As such, the reported operating income for ALT and HGC does not represent their true standalone contribution, as we do not attempt to allocate existing fixed divisional overhead costs of the sister divisions to the newer segments. Similarly, corporate overhead cost is not allocated to the operating divisions for management reporting purposes. Further, we do not utilize segmented asset information to evaluate the performance of our reportable segments and do not include intercompany transfers between segments for management reporting purposes.

The following tables set forth certain financial information for the Company's reportable segments for the three month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$3,663	$1,480	$2,882	$1,175	$25	$—	$9,225
Operating expenses [2]	(2,650)	(1,014)	(1,543)	(1,435)	(272)	(1,272)	(8,186)
Earnings from equity method investments	5	—	—	—	—	—	5
Operating income (loss)	$1,018	$466	$1,339	$(260)	$(247)	$(1,272)	$1,044

	Three Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$2,405	$1,430	$3,166	$—	$299	$—	$7,300
Operating expenses [2]	(1,964)	(984)	(1,701)	—	(257)	(1,182)	(6,088)
Earnings from equity method investments	32	—	—	—	57	—	89
Operating income (loss)	$473	$446	$1,465	$—	$99	$(1,182)	$1,301

The following tables set forth certain financial information for the Company's reportable segments for the nine month periods ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,624	$4,310	$8,811	$3,603	$518	$—	$25,866
Operating expenses [2]	(7,071)	(3,085)	(4,659)	(4,333)	(4,298)	(3,613)	(27,059)
Earnings from equity method investments	527	—	—	—	(18,193)	—	(17,666)
Operating income (loss)	$2,080	$1,225	$4,152	$(730)	$(21,973)	$(3,613)	$(18,859)

	Nine Months Ended September 30, 2025
	Auction and Liquidation	Refurbishment & Resale	Consumer Loans	Commercial Loans	Specialty Lending	Corporate and other	Consolidated
Gross profit [1]	$8,134	$4,173	$10,252	$—	$1,099	$64	$23,722
Operating expenses [2]	(6,053)	(3,052)	(5,210)	—	(921)	(3,762)	(18,998)
Earnings from equity method investments	31	—	—	—	181	—	212
Operating income (loss)	$2,112	$1,121	$5,042	$—	$359	$(3,698)	$4,936

[1] Within the Company’s Industrial Assets division, management allocates gross profit resulting from certain auctions from Auction and Liquidation (HGP) to Refurbishment & Resale (ALT). From time to time, ALT may source and refer an auction project to HGP or directly sell lab equipment inventory through the auction channel. In these instances, the profits relating to these transactions are allocated to ALT rather than accounted for under the segment profit or loss of HGP. During the three months ended September 30, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.1 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $0.5 million. During the nine months ended September 30, 2026, the total amount of gross profit allocated to ALT from HGP was approximately $0.2 million, as compared to the total amount of gross profit allocated to ALT during the same period of 2025 of approximately $1.1 million.

[2] All financing arrangements are originated with Corporate and other. Management may determine from time to time that interest incurred from financing arrangements are directly attributable to a specific segment. As a result, interest incurred may be charged to the segment and included in that segment’s profit or loss as a charge to operating expense. No interest expense has been allocated to operating segments during the three or nine months ended September 30, 2026 and 2025.

Three-Month Period Ended September 30, 2026 Compared to Three-Month Period Ended September 30, 2025

Revenues and cost of revenues – Revenues were $14.6 million during the three months ended September 30, 2026 compared to $11.4 million during the same period in 2025. Costs of services revenue and asset sales were $5.4 million during the three months ended September 30, 2026 compared to $4.1 million during the three months ended September 30, 2025. The gross profit of these items was $9.2 million during the three months ended September 30, 2026 compared to $7.3 million during the same period in 2025, an increase of approximately $1.9 million, or approximately 26%. The increase in gross profit in the third quarter of 2026 compared to the third quarter of 2025 is primarily due to an increase in gross profit generated from DebtX and Boston Note beginning in January and August of 2026, respectively, as well as improved auction activity.

Selling, general and administrative expense – Selling, general and administrative expense was $8.0 million during the three months ended September 30, 2026 compared to $6.0 million during the same period in 2025.

Significant components of selling, general and administrative expense for the three months ended September 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended September 30,
	2026	2025	% change
Compensation
Auction and liquidation	$1,833	$1,370	34%
Refurbishment and resale	641	678	(5)%
Consumer loans	1,098	1,236	(11)%
Commercial loans	1,090	—	100%
Specialty lending	182	245	(26)%
Corporate and other	564	582	(3)%
Stock-based compensation	174	204	(15)%
Board of Directors fees	123	123	0%
Accounting, tax and legal professional fees	596	353	69%
Insurance	153	144	6%
Occupancy	396	347	14%
Travel and entertainment	211	134	57%
Advertising and promotion	233	176	32%
Information technology support	367	212	73%
Provision for credit losses	2	(32)	100%
Other	317	196	62%
Total selling, general & administrative expense	$7,980	$5,968	34%

Selling, general and administrative expense during the three months ended September 30, 2026 increased by approximately $2.0 million compared to the selling, general and administrative expense during the same period of 2025. The increase in selling, general and administrative expense during the three months ended September 30, 2026 was primarily due to the inclusion of the operations of DebtX and Boston Note beginning in January and August of 2026, respectively, and an increase in commissions related to increased auction activity.

Depreciation and amortization expense – Depreciation and amortization expense was $0.2 million during the three month period ended September 30, 2026 compared to $0.1 million during the three month period ended September 30, 2025.

Nine-Month Period Ended September 30, 2026 Compared to Nine-Month Period Ended September 30, 2025

Revenues and cost of revenues – Revenues were $39.6 million during the nine months ended September 30, 2026 compared to $39.1 million during the same period in 2025. Costs of services revenue and asset sales were $13.7 million during the nine months ended September 30, 2026 compared to $15.4 million during the same period in 2025. The gross profit of these items was $25.9 million during the nine months ended September 30, 2026 compared to $23.7 million during the same period in 2025, an increase of approximately $2.2 million, or approximately 9%. The increase in gross profit during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to the inclusion of gross profit generated from DebtX and Boston Note beginning in January and August of 2026, respectively, offset by normal changes in the timing and magnitude of asset liquidation transactions and a decrease in gross profit generated by our consumer loans segment.

Selling, general and administrative expense – Selling, general and administrative expense was $26.4 million during the nine months ended September 30, 2026 compared to $18.6 million during the same period of 2025.

Significant components of selling, general and administrative expense for the nine months ended September 30, 2026 and 2025 are shown below (in thousands):

	Nine Months Ended September 30,
	2026	2025	% change
Compensation
Auction and liquidation	$4,783	$4,357	10%
Refurbishment and resale	1,985	2,123	(7)%
Consumer loans	3,421	3,972	(14)%
Commercial loans	3,423	—	100%
Specialty lending	622	813	(23)%
Corporate and other	1,614	1,819	(11)%
Stock-based compensation	556	713	(22)%
Board of Directors fees	368	368	0%
Accounting, tax and legal professional fees	1,292	974	33%
Insurance	461	459	0%
Occupancy	1,258	1,014	24%
Travel and entertainment	593	403	47%
Advertising and promotion	597	513	16%
Information technology support	1,111	550	102%
Provision for credit losses	3,512	(36)	100%
Other	843	600	41%
Total selling, general & administrative expense	$26,439	$18,642	42%

Selling, general and administrative expense during the nine months ended September 30, 2026 increased by approximately $7.8 million compared to the selling, general and administrative expense during the same period of 2025. The increase in selling, general and administrative expense during the nine months ended September 30, 2026 was primarily due to the increased allowance for credit losses on notes receivable and the inclusion of the operations of DebtX and Boston Note beginning in January and August of 2026, respectively.

Depreciation and amortization expense – Depreciation and amortization expense was $0.6 million during the nine months ended September 30, 2026 compared to $0.4 million in the same period in 2025.

Earnings in equity method investments – Earnings in equity method investments were a loss of $17.7 million during the nine months ended September 30, 2026 compared to earnings of $0.2 million during the same period in 2025. The $17.9 million decrease is primarily due to the impairment charges recorded in 2026 related to the winding down of the Company’s Specialty Lending segment based upon the continuation of difficulties with the Company’s largest borrower. Given the senior lender's priority position in cash flows generated from the underlying loan portfolios with the Company’s largest borrower (including the impacted loans that were placed in nonaccrual status in June 2024) and the change in collection strategy as well as the senior lender's sole and exclusive authority over defaulted loans, the Company concluded the asset was impaired and recorded a noncash impairment charge of $18.2 million during the three months ended June 30, 2026.

Key Performance Indicators

We monitor a number of financial and non-financial measures on a regular basis in order to track our underlying operational performance and trends. Other than operating income (a GAAP financial measure as shown in our condensed consolidated statements of income), which we believe is the most important measure of our operational performance and trends, we believe that EBITDA and Adjusted EBITDA (non-GAAP financial measures) are key performance indicators (“KPIs”) for our business. These KPIs may not be defined or calculated in the same way as similar KPIs used by other companies.

We prepared our unaudited condensed consolidated financial statements in accordance with GAAP. We define EBITDA as net income plus depreciation and amortization, interest expense, and provision for income taxes. Adjusted EBITDA is EBITDA further adjusted for stock-based compensation expense, noncash provision for or recovery of credit losses and noncash impairment of equity-method investments related specifically to the wind down of our Specialty Lending segment pursuant to the Exit Plan as discussed in Note 1. Management uses EBITDA and Adjusted EBITDA in assessing the Company’s results, evaluating the Company’s performance and in reaching operating and strategic decisions. Management believes that the presentation of EBITDA and Adjusted EBITDA, when considered together with our GAAP financial statements and the reconciliation to the most directly comparable GAAP financial measure, is useful in providing investors a more complete understanding of the factors and trends affecting the underlying performance of the Company on a historical and ongoing basis. Our use of EBITDA and Adjusted EBITDA is not meant to be, and should not be, considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the financial information below, which reconciles our GAAP reported net income to EBITDA and Adjusted EBITDA for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,037	$585	$(14,134)	$3,286
Add back:
Depreciation and amortization	206	120	620	356
Interest and other expense (income), net	83	(34)	168	(108)
Income tax (benefit) expense	(76)	750	(4,893)	1,758
EBITDA	1,250	1,421	(18,239)	5,292

Management add back:
Stock-based compensation	174	204	556	713
Noncash provision for credit losses	—	—	3,512	—
Noncash impairment of equity method investments	—	—	18,156	—
Adjusted EBITDA	$1,424	$1,625	$3,985	$6,005

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Further, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings discussed in our Form 10-K.

Item 1A. Risk Factors.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares in the open market during the three months ended September 30, 2026 pursuant to the 2025 Repurchase Program. The 2025 Repurchase Program ends on June 30, 2028.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1

Amended and Restated Employment Agreement, by and between Heritage Global Inc. and David Ludwig, effective as of August 1, 2026 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 13, 2026 (File No. 001-39471), and incorporated herein by reference).

10.2*	Promissory Note, by and between Heritage Global Inc. and C3bank, National Association, effective as of September 11, 2026.

10.3*	Business Loan Agreement, by and between Heritage Global Inc. and C3bank, National Association, effective as of September 11, 2026.

10.4*†	Pledge and Security Agreement, by and between Heritage Global Inc. and C3bank, National Association, effective as of September 11, 2026.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

† As directed by Item 601(a)(5) or 601(b)(2) of Regulation S-K, as applicable, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Global Inc.

Date: November 5, 2026	By:	/s/ Ross Dove
Ross Dove
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian J. Cobb
Brian J. Cobb
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)